Form 10-Q
period 2007-03-31
NeurogesX Inc
filed 2007-06-13
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33438

NEUROGESX, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3307935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

981 Industrial Blvd, Suite F, San Carlos, California	94070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 508-2116

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, outstanding as of May 31, 2007: 13,393,448

* The Registrant has not been subject to the filing requirements for the past 90 days as it commenced trading following its initial public offering on May 2, 2007, but has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since such time.

NEUROGESX, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

Page
PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements (unaudited)	1
Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	1
Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, and the period from May 28, 1998 (date of inception) to March 31, 2007	2
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006, and the period from May 28, 1998 (date of inception) to March 31, 2007	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	40
Item 4. Submission of Matters to a Vote of Security Holders	40
Item 5. Other Information	41
Item 6. Exhibits	42

SIGNATURES	43

EXHIBIT INDEX	44

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2007	December 31, 2006 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,668	$11,908
Short term investments	2,226	1,994
Prepaid expenses and other current assets	1,976	659

Total current assets	18,870	14,561
Property and equipment, net	147	159
Other assets	88	98

Total Assets	$19,105	$14,818

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$3,350	$1,675
Accrued compensation	370	199
Accrued research and development	1,306	1,133
Other accrued expenses	900	990
Preferred stock warrant liability	727	7,549
Notes payable—current portion	3,128	2,437

Total current liabilities	9,781	13,983

Notes payable—non-current portion	5,637	6,737

Commitments and contingencies
Redeemable convertible preferred stock	136,267	116,164

Stockholders’ deficit:
Common stock	1	1
Additional paid-in capital	6,334	5,505
Deferred stock compensation	(34)	(45)
Accumulated other comprehensive income	2	—
Deficit accumulated during the development stage	(138,883)	(127,527)

Total stockholders’ deficit	(132,580)	(122,066)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$19,105	$14,818

(1)	Consolidated balance sheet at December 31, 2006 has been derived from audited financial statements

See accompanying notes.

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,		Period from May 28, 1998 (inception) to March 31,
	2007	2006	2007
Operating expenses:
Research and development(1)	$6,196	$4,809	$76,261
General and administrative(2)	1,653	993	23,071

Total operating expenses	7,849	5,802	99,332

Loss from operations	(7,849)	(5,802)	(99,332)
Interest income (expense), net	(129)	133	1,406
Other income (expense), net	59	111	(3,241)

Net loss before cumulative effect of change in accounting principle	(7,919)	(5,558)	(101,167)
Cumulative effect of change in accounting principle	—	—	(32)

Net loss	(7,919)	(5,558)	(101,199)
Accretion of redeemable convertible preferred stock	(3,437)	(2,381)	(37,684)

Loss attributable to common stockholders	$(11,356)	$(7,939)	$(138,883)

Net loss per common share—basic and diluted:
Basic and diluted loss per share attributable to common stockholders	$(17.25)	$(24.42)

Shares used to compute basic and diluted loss per common share attributable to common stockholders	658,364	325,162

Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$348	$104
(2) General and administrative	482	383

	$830	$487

See accompanying notes.

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,		Period from May 28, 1998 (inception) to March 31,
	2007	2006	2007
Operating activities:
Net loss	$(7,919)	$(5,558)	$(101,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28	58	1,304
Amortization of debt issuance costs	50	—	145
Amortization of investment premiums	(16)	(1)	326
Stock based compensation	830	487	6,021
Loss on disposal of fixed assets	—	—	88
Revaluation of preferred stock warrant liability	(59)	(111)	3,189
Changes in operating assets and liabilities:
Other current assets	(1,317)	132	(1,976)
Other assets	—	(5)	(116)
Accounts payable	1,675	(368)	3,350
Accrued compensation	171	24	370
Accrued research and development	173	(203)	1,306
Other accrued expenses	(268)	528	348

Net cash used in operating activities	(6,652)	(5,017)	(86,844)

Investing activities:
Purchases of short-term investments	(2,217)	(1,253)	(72,047)
Proceeds from maturities of short-term investments	2,001	2,021	69,495
Purchases of property and equipment	(16)	(39)	(1,539)

Net cash (used in)/provided by investing activities	(232)	729	(4,091)

Financing activities:
Proceeds from notes payable	—	—	11,092
Repayment of notes payable	(448)	—	(1,975)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	10,083	4,778	96,192
Proceeds from issuance of common stock	9	10	294

Net cash provided by financing activities	9,644	4,788	105,603

Net increase in cash and cash equivalents	2,760	500	14,668
Cash and cash equivalents, beginning of period	11,908	10,031	—

Cash and cash equivalents, end of period	$14,668	$10,531	$14,668

Supplemental cash flow information:
Cash paid for interest	$190	$—	$762

See accompanying notes.

NEUROGESX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Nature of Operation and Basis of Preparation

NeurogesX, Inc. (the “Company”), is a biopharmaceutical company focused on developing and commercializing novel pain management therapies. The Company’s initial focus is on chronic peripheral neuropathic pain. The Company’s lead product candidate, NGX-4010, a synthetic capsaicin-based topical patch designed to manage pain associated with peripheral neuropathic pain conditions, has completed two pivotal phase 3 clinical trials that have met their primary endpoints, one in postherpetic neuralgia (“PHN”) and one in HIV distal sensory polyneuropathy (“HIV-DSP”).

The Company was founded as Advanced Analgesics, Inc. on May 28, 1998 and changed its name to NeurogesX, Inc. in September 2000. In January 2007, the Company’s board of directors approved the reincorporation of the Company into Delaware. The Company was previously a California corporation. The reincorporation was completed in February 2007. The Company is located in San Carlos, California. Since its inception, the Company has devoted substantially all of it efforts to the development of NGX-4010, establishing its offices, recruiting personnel, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, NeurogesX UK Limited, which was incorporated as of June 1, 2004. NeurogesX UK Limited was established for the purposes of conducting clinical trials in the UK and marketing approval submission in Europe. The subsidiary has no assets other than the initial formation capital totaling one Pound Sterling.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information on the same basis as the annual financial statements and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed interim financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the balances and results for the periods presented. These unaudited condensed interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.

The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date. The unaudited condensed consolidated interim financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 contained in the Company’s Form S-1, effective May 1, 2007.

Initial Public Offering

The Company completed its initial public offering and sold 4,000,000 shares of common stock at $11.00 per share on May 7, 2007. Gross proceeds from the offering totaled $44.0 million. Upon closing of the initial public offering, all of the outstanding shares of the Company’s redeemable convertible preferred stock converted to 8,722,013 shares of the Company’s common stock.

Unaudited Pro Forma Information

The following unaudited pro forma balance sheet information as of March 31, 2007 and pro forma basic and diluted net loss per share attributable to common stockholders disclosed in the Net Loss Per Share section of Note 2 of the condensed consolidated financial statements reflect:

•	The net proceeds of the Company’s initial public offering of approximately $38.3 million, including underwriting discounts and commissions and estimated offering expenses.

•	The 4,000,000 shares of common stock issued upon the closing of the Company’s initial public offering.

•

The automatic conversion of all of the Series A, Series B, Series C and Series C2 redeemable convertible preferred stock outstanding at the time of the offering into 8,722,013 shares of common stock upon the closing of the Company’s initial public offering.

•

The impact of the reclassification of preferred stock warrant liability into additional paid-in capital as a result of the automatic conversion of warrants to purchase preferred stock into warrants to purchase common stock upon closing of the Company’s initial public offering.

Pro Forma March 31, 2007
(unaudited)
Assets
Current assets:
Cash and cash equivalents	52,968
Short term investments	2,226
Prepaid expenses and other current assets	1,976

Total current assets	57,170
Property and equipment, net	147
Other assets	88

Total Assets	$57,405

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity

Current Liabilities:
Accounts payable	3,350
Accrued compensation	370
Accrued research and development	1,306
Other accrued expenses	900
Preferred stock warrant liability	—
Notes payable—current portion	3,128

Total current liabilities	9,054

Notes payable—non-current portion	5,637

Commitments and contingencies
Redeemable convertible preferred stock	—

Stockholders’ equity:
Common stock	13
Additional paid-in capital	181,616
Deferred stock compensation	(34)
Accumulated other comprehensive income	2
Deficit accumulated during the development stage	(138,883)

Total stockholders’ equity	42,714

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$57,405

Reverse Stock Split

On April 13, 2007, the Company effected a 1-for-15 reverse split of its common stock. All common stock share and per share amounts have been retroactively restated to reflect the reverse stock split in the accompanying consolidated financial statements and notes for all periods presented.

Deferred Offering Costs

In connection with its initial public offering, the Company has recorded approximately $1.5 million of deferred offering costs included in prepaid expenses and other current assets in the accompanying balance sheet at March 31, 2007. Such amounts will be offset against the net proceeds of the initial public offering in the quarter ended June 30, 2007.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2. Summary of Significant Accounting Policies

Stock-Based Compensation

Effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments (“SFAS No. 123R”), using the prospective transition method. Under the prospective transition method, beginning January 1, 2006, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. All awards granted, modified, or settled after that date of adoption are accounted for using the measurement, recognition, and attribution provisions of SFAS No. 123R.

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Research and development	$348	$104
General and administrative	482	383

Total stock-based compensation	$830	$487

For the three months ended March 31, 2007, stock-based compensation included approximately $389,000 for share based payments granted subsequent to December 31, 2005 under SFAS No. 123R, approximately $379,000 of expenses associated with the forgiveness of non-recourse promissory notes (see Note 5 of the condensed consolidated financial statements), approximately $60,000 of compensation expense related to stock options granted to consultants and variable accounting of stock options and restricted stock, and $2,000 of amortization of deferred stock-based compensation. For the three months ended March 31, 2006, stock-based compensation included approximately $435,000 of compensation expense related to stock options granted to consultants and variable accounting of stock options and restricted stock, approximately $50,000 for share based payments granted subsequent to December 31, 2005 under SFAS No. 123R, and $2,000 of amortization of deferred stock-based compensation.

The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted to employees and directors during the three months ended March 31, 2007 and 2006 using the Black-Scholes valuation model:

	Three Months Ended March 31,
	2007	2006
Dividend yield	0%	0%
Volatility	77%	77%
Weighted-average expected life (in years)	6.0	6.0
Risk-free interest rate	4.6%	4.6%

All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with SFAS No. 123R and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recorded compensation expense related to option grants to non-employees of approximately $25,000 and $15,000 for the three months ended March 31, 2007 and 2006, respectively.

The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted to non-employees during the three months ended March 31, 2007 and 2006 using the Black-Scholes valuation model:

	Three Months Ended March 31,
	2007	2006
Dividend yield	0%	0%
Volatility	77%	77%
Weighted-average expected life (in years)	7.0 – 8.9	5.7 – 9.8
Risk-free interest rate	4.5%	4.7%

Comprehensive Loss

The Company reports comprehensive loss and its components as part of total stockholders’ equity. Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale investments. There were no material differences between net loss and comprehensive loss for the three months ended March 31, 2007 and 2006.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period less the weighted average unvested common shares subject to repurchase and without consideration for common stock equivalents. Diluted loss per common share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to repurchase and dilutive common stock equivalents for the period determined using the treasury-stock method. For purposes of this calculation, preferred stock and warrants to purchase common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

The pro forma basic and diluted loss per share calculation assumes the conversion of all outstanding shares of redeemable convertible preferred stock into common stock using the as-if converted method, as if such conversion had occurred as of January 1, 2007 or the original date, if later and accordingly reflects the elimination of the accretion of redeemable convertible preferred stock.

	Three Months Ended March 31,
	2007	2006
	(in thousands except share and per share data)
Historical
Numerator:
Net loss	$(7,919)	$(5,558)
Accretion of redeemable convertible preferred stock	(3,437)	(2,381)

Loss applicable to common stockholders	$(11,356)	$(7,939)

Denominator:
Weighted-average common shares outstanding	663,161	327,714
Less: Weighted-average unvested common shares subject to repurchase	(4,797)	(2,552)

Denominator for basic and diluted loss per share applicable to common stockholders	658,364	325,162

Basic and diluted loss per share applicable to common stockholders	$(17.25)	$(24.42)

Pro forma
Weighted average shares used in computation of basic and diluted loss per share applicable to common stockholders above	658,364
Pro forma adjustment to reflect assumed conversion of redeemable convertible preferred stock	8,374,467

Weighted average shares used to compute pro forma basic and diluted net loss per share applicable to common stockholders	9,032,831

Pro forma basic and diluted net loss per share applicable to common stockholders	$(0.88)

Historical outstanding dilutive securities not included in diluted loss per share applicable to common stockholder calculation
Redeemable convertible preferred stock	8,722,013	6,953,168
Options to purchase common stock	796,740	825,808
Warrants to purchase redeemable convertible preferred stock	59,573	463,588

	9,578,326	8,242,564

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS No.159 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS No. 159 will have a material impact on our financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN No. 48”) which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize the impact of a tax position in the financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted FIN No. 48 effective January 1, 2007, and have not recorded any adjustments as a result of our adoption of the new interpretation.

Note 3. Commitments and Contingencies

Operating Leases

The Company leases its office facilities and certain office equipment under operating leases. The Company’s lease for its office facilities, as amended, expires on June 30, 2007. In May 2007, the Company exercised its right to extend its lease to July 31, 2007. Per the terms of the original lease agreement, the Company has the right to further extend its lease for an additional two months after July 2007.

Note 4. Preferred Stock Warrant Liability and Redeemable Convertible Preferred Stock

The Company values its warrants using the Black-Scholes valuation method. All warrants are exercisable upon issuance. At March 31, 2007 and 2006, the fair value of the warrants were remeasured based upon the then-current reassessed fair value of the Company’s common stock. The assumptions used in valuing these warrants are presented in the table below:

	Three Months Ended March 31,
	2007	2006
Expected dividend yield	0%	0%
Expected volatility	74%	54% – 77%
Weighted-average expected life	6.3 – 6.8	1.0 – 7.9
Risk-free interest rate	4.6%	4.8%

In January and February 2007, the Company issued a total of 13,444,450 shares of Series C2 preferred stock at $0.75 per share upon exercise of warrants resulting in aggregate net cash proceeds of approximately $10,083,000. As a result of this transaction, the Company recognized approximately $59,000 as other income and reclassified approximately $6,763,000 from preferred stock warrant liability to preferred stock.

As of March 31, 2007, the aggregate fair value of the warrants to purchase 33,600 shares of Series A preferred stock, warrants to purchase 20,000 shares of Series B preferred stock, and warrants to purchase 840,000 shares of Series C2 preferred stock was approximately $727,000.

For the three months ended March 31, 2007 and March 31, 2006, the Company recorded approximately $59,000 and $111,000, respectively, reflected as other income for the decrease in fair value of all preferred stock warrants.

In May 2007, with the closing of the Company’s initial public offering, warrants to purchase 893,600 shares of the Company’s preferred stock were converted into warrants to purchase 59,573 shares of the Company’s common stock. Of the warrants to purchase 59,573 shares of the Company’s common stock, warrants to purchase 56,000 shares of the Company’s common stock automatically exercise in the event of an acquisition of the Company.

Note 5. Stockholders’ Equity (Deficit)

Common Stock

In connection with the Series C2 preferred stock financing and the exercise of warrants associated with the Series C2 preferred stock offering, the Company committed to issue to a consultant a total of 33,333 shares of common stock from November 2005 through February 2007. As of March 31, 2007, these shares have not yet been issued. During the three months ended March 31, 2007, the Company recorded additional Series C2 issuance costs totaling $180,000. The aggregate value of such shares, of $540,000, as of March 31, 2007, has been recognized as an issuance cost of the Series C2 preferred stock.

Deferred Stock-Based Compensation

Prior to the adoption of SFAS No. 123R as of January 1, 2006 and in accordance with the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock options at the date of grant and the re-assessed fair value of the Company’s common stock on the date of grant. This deferred compensation is amortized to stock compensation expense on a straight-line basis over the period during which the options vest, generally four years. Cancellations of approximately $2,000 and $7,000 were recorded during the three months ended March 31, 2007 and March 31, 2006, respectively. Amortization of deferred stock-based compensation was approximately $2,000 and $2,000 for the three months ended March 31, 2007 and March 31, 2006, respectively.

Notes Receivable from Stockholders

In January 2007, the Company’s board of directors forgave all outstanding non-recourse promissory notes from certain current and former officers of the Company in the amount of $379,000, including accrued interest, that was recorded as part of stock based compensation (see Note 2 of the condensed consolidated financial statements). These non-recourse promissory notes were issued in exchange for the exercise of stock options to purchase an aggregate 128,886 shares of common stock and in exchange for 140,000 shares of the Company’s common stock issued under restricted stock purchase agreements.

2000 Stock Incentive Plan

Under the Company’s 2000 Stock Incentive Plan, option grants for 796,740 shares of common stock were outstanding as of March 31, 2007, which included 121,324 options which were granted and 133,943 options exercised, during the three months ended March 31, 2007. The option exercises included 121,733 shares exercised upon forgiveness of notes receivable from certain current and former officers, 9,500 shares issued upon vesting of early exercised options and 2,710 shares exercised resulting in gross proceeds of approximately $6,000.

Note 6. Income Taxes

We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had approximately $1,428,000 of unrecognized tax benefits, none of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we have no accrued interest or penalties related to uncertain tax positions.

The tax years 2000 to 2006 remain open to examination by one or more of the major taxing jurisdictions to which we are subject.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	the filing for regulatory approvals and the timing of such filings;

•	the successful completion of clinical trials with respect to NeurogesX’ lead product candidate, NGX-4010;

•	losses, costs, expenses, expenditures and cash flows;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	the scope and size of research and development efforts and programs, including potential increases in focus on development of additional product candidates;

•	potential competitors and competitive products;

•	discussions with potential partners

•	expected pricing pressures in connection with potential future sales of NGX-4010;

•	capital requirements and our needs for additional financing;

•	future payments under lease obligations and equipment financing lines;

•	expected future sources of revenue and capital; and

•	our plans with respect to the scope of our insurance coverage.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•

difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates, including difficulties or delays in patient enrollment for our clinical trials;

•

unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials);

•	positive results in clinical trials may not be sufficient to obtain U.S. Food and Drug Administration, or FDA, or European regulatory approval;

•	physician or patient reluctance to use NGX-4010, if approved, or the inability of physicians to obtain sufficient reimbursement for procedures using NGX-4010;

•	our ability to obtain additional financing if necessary;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.

Overview

We are a biopharmaceutical company focused on developing and commercializing novel pain management therapies. We are assembling a portfolio of pain management product candidates and are developing innovative new therapies based on known chemical entities. Our initial focus is on chronic peripheral neuropathic pain, including postherpetic neuralgia, or PHN, painful HIV distal sensory polyneuropathy, or HIV-DSP, and painful diabetic neuropathy, or PDN. Our most advanced product candidate, NGX-4010, a synthetic capsaicin-based topical patch designed to manage pain associated with peripheral neuropathic pain conditions, has completed two pivotal Phase 3 clinical trials that have met their primary endpoints, one in PHN and one in HIV-DSP. The results demonstrated that a single 30 or 60 minute application of NGX-4010, depending on the indication, may provide at least 12 weeks of clinically-meaningful pain relief. We expect to file a marketing authorization application, or MAA, in Europe for NGX-4010 in 2007 based upon existing clinical trial data. If the safety and efficacy of NGX-4010 are confirmed by our two ongoing pivotal Phase 3 clinical trials, we intend to file a new drug application, or NDA, in the United States in 2008. We are developing a non-patch liquid formulation of synthetic capsaicin, NGX-1998, and an opioid analgesic for use in managing pain associated with other chronic pain conditions, such as cancer pain. We currently have no products approved for commercial sale and have not generated any revenues. We hold all worldwide commercial rights to our product candidates and are actively engaged in partnering discussions in anticipation of potential European product approval and launch.

We were incorporated in 1998 as Advanced Analgesics, Inc., and commenced operations in 2000 as NeurogesX, Inc. From inception through 2001 our primary activities were related to formulation development and preclinical studies of our lead product candidate NGX-4010. Since 2002, our focus has expanded to include clinical development of our lead product candidate, NGX-4010, as well as establishing sources of supply and manufacturing processes.

We are a development stage company. To date, we have not generated any revenues and have funded our operations primarily by selling equity securities and establishing debt facilities. We have incurred significant losses since our inception. As of March 31, 2007, we had a deficit accumulated during the development stage of approximately $138.9 million, of which approximately $37.7 million represents accretion of redeemable convertible preferred stock. We expect our operating losses to increase over the next several years as we continue clinical development of NGX-4010, seek regulatory approvals and, if these efforts are successful, commence commercialization activities. During this time, we also intend to increase our focus on preclinical and clinical development of additional product candidates including NGX-1998 and our opioid analgesic, and potentially other product candidates which may be internally developed or acquired.

Critical Accounting Policies and Significant Judgments and Estimates

As of the date of the filing of this quarterly report, we believe that there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2007 compared to those discussed in our Final Prospectus dated May 1, 2007. A discussion of recently issued accounting standards can be found in Note 2 of the condensed consolidated financial statements.

Stock-Based Compensation

The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to employees and nonemployees during the three months ended March 31, 2007 and 2006 using the Black-Scholes option valuation method:

Employees:	Three Months Ended March 31,
	2007	2006
Expected dividend yield	0%	0%
Expected volatility	77%	77%
Weighted-average expected life	6.0	6.0
Risk-free interest rate	4.6%	4.6%

Non-employees:	Three Months Ended March 31,
	2007	2006
Expected dividend yield	0%	0%
Expected volatility	77%	77%
Weighted-average expected life	7.0 – 8.9	5.7 – 9.8
Risk-free interest rate	4.5%	4.7%

We recognized stock-based compensation expense, which includes amortization of deferred stock compensation, the costs of variable awards to consultants and $379,000 of forgiven notes receivable and related interest, as follows (in thousands):

	Three Months Ended March 31,
	(Unaudited)
	2007	2006
Research and development	$348	$104
General and administrative	482	383

Total stock-based compensation	$830	$487

Estimation of Fair Value of Warrants to Purchase Redeemable Convertible Preferred Stock

We recorded $38,000 of other income for the decrease in fair value of preferred stock warrants upon exercise of warrants to purchase 13,444,450 shares of Series C2 preferred stock in January and February 2007. In the three months ended March 31, 2007, we also recorded $21,000 of other income for the decrease in fair value of the warrants to purchase 33,600 shares of Series A preferred stock, warrants to purchase 20,000 shares of Series B preferred stock, and warrants to purchase 840,000 shares of Series C2 preferred stock. We estimated the fair value of these warrants at the exercise and respective balance sheet dates using the Black-Scholes option valuation model, based on the estimated market value of the underlying redeemable convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying redeemable convertible preferred stock. As a result of the warrants exercised in the quarter and the conversion of the remaining warrants to purchase preferred stock to warrants to purchase common stock upon the closing of the Company’s initial public offering, we do not expect a change in estimates to have any impact in the future.

Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2007	2006
	(in thousands, except percentages)
Research and development expenses	$6,196	$4,809	$1,387	29%
General and administrative expenses	1,653	993	660	66%
Interest income (expense), net	(129)	133	(262)	(197)%
Other income (expense), net	59	111	(52)	(47)%

Research and Development Expenses. Our research and development expenses consist of internal costs, primarily employee salaries and benefits, allocated facility and other overhead costs and external costs, primarily expenses related to our clinical trials, such as clinical research organizations and clinical investigators, as well as expenses related to formulation development, manufacturing process development and non-clinical studies.

Since our inception, NGX-4010 has accounted for in excess of 90% of our external research and development expenses and in the quarter ended March 31, 2007 our external research and development expenses totaled approximately $4.0 million. We commence tracking the separate, external costs of a project when we determine that a project has a reasonable chance of entering clinical development. We use our internal research and development resources across several projects and many resources are not attributable to specific projects. Accordingly, we do not account for our internal research and development costs on a project basis. However, we believe that the proportion of our internal costs associated with NGX-4010 compared to other research and development programs would be similar to that reflected in our external expenses.

The process of conducting preclinical testing and clinical trials necessary to obtain FDA approvals is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, patient enrollment, manufacturing capabilities, successful clinical results, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when or to what extent we will generate revenues from commercialization and sale of any of our product candidates. Currently we are primarily focused on completing the development of our lead product candidate, NGX-4010, for patients with PHN and HIV-DSP. Our plans currently anticipate filing an MAA in 2007 and filing an NDA in the United States in 2008. We anticipate that our expenditures on these initial indications will remain consistent over the next 12 to 18 months and that our expenditures for development of NGX-4010 in PDN, as well as NGX-1998 and other earlier development programs, will increase over the next several years both in real dollars and as a percentage of total research and development expenses incurred.

Research and development expenses increased approximately $1.4 million, or 29%, to $6.2 million in the three months ended March 31, 2007 from $4.8 million for the same period in 2006. Research and development expenses increased primarily as a result of a $0.7 million increase in clinical study costs associated with NGX-4010 as we were conducting an additional Phase 3 study in the first quarter of 2007 compared to the first quarter of 2006. In addition, the increase is due to a $0.6 million increase in regulatory and quality assurance costs associated with our preparing to file for marketing approval in Europe, a $0.1 million increase in manufacturing costs as we worked to finalize our product development activities in anticipation of our regulatory filing in Europe, a $0.1 million increase in costs related to NGX-1998 and other new product initiatives and a $0.2 million increase in non-cash stock based compensation expense. These increases were partially offset by a decrease of $0.3 million in our nonclinical research costs as the majority of nonclinical activities associated with NGX-4010 were completed during 2006.

General and Administrative Expenses. Our general and administrative expenses consist primarily of salaries and benefits, professional fees related to our administrative, finance, human resource, legal and information technology functions, marketing expenses and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. We anticipate that our general and administrative expenses will increase in real dollars and also as a percentage of total expenses throughout 2007 and over the next several years. The increase in real dollar expenses is likely to be attributable to accelerated marketing activities in anticipation of, and upon receipt of, required regulatory approvals, the costs of hiring and deploying a sales force in the United States to support a commercial launch of our product, should we achieve FDA approval, and the costs of being a public company, as well as the need to add additional personnel in all of the key functional areas that support growth of our general operations, including accounting and finance, legal and human resources.

General and administrative expenses increased approximately $0.7 million, or 66%, to $1.7 million in the three months ended March 31, 2007 from $1.0 million for the same period in 2006. General and administrative expenses increased primarily as a result of a $0.4 million increase in marketing expenses as we added a senior marketing executive, conducted market research and analysis and developed continuing medical education materials as we begin to prepare for potential commercial launch of NGX-4010. The increase was also due to $0.3 million resulting from the forgiveness of certain notes receivable and related interest from current and former officers, and a $0.1 million increase in professional fees for accounting and legal services partially offset by a $0.2 million reduction in other non-cash stock based compensation expense

Interest income (expense), net. Interest income (expense) decreased approximately $0.3 million, or 197%, to a $0.1 million expense in the three months ended March 31, 2007 from $0.1 million income for the same period in 2006. This decrease was primarily attributable to an increase in interest expense totaling $0.3 million resulting from borrowings under our venture loan agreements. Such loan agreements were not outstanding in the first quarter of 2006. This increase was offset in part by increased interest income resulting from both higher invested balances and higher rates of return in the first quarter of 2007.

Other income (expense), net. Other income (expense) decreased approximately $0.1 million, or 47%, to approximately $59,000 in the three months ended March 31, 2007 from approximately $111,000 for the same period in 2006. This decrease is attributable to a decrease in expense associated with the revaluation of our preferred stock warrant liability.

Liquidity and Capital Resources

Since our inception through March 31, 2007, we have financed our operations primarily through the private placement and a public offering of our equity securities and, to a lesser extent, through debt facilities. Through March 31, 2007, we have received approximately $96.5 million from the sale of our equity securities, net of issuance costs. As of March 31, 2007, we had approximately $16.9 million in cash, cash equivalents and short-term investments. On May 7, 2007, we completed an initial public offering of our common stock which resulted in net cash proceeds of approximately $38.3 million. Our cash and investment balances are held in a variety of interest bearing instruments including obligations of U.S. government agencies, corporate bonds, commercial paper and money market funds. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

Net cash used in operating activities was approximately $6.7 million and $5.0 million during the three months ended March 31, 2007 and 2006 respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, internal personnel costs associated with our research and development programs and infrastructure costs supporting our research and development activities. Included in net cash used in operating activities are net changes in assets and liabilities affecting cash, including accounts payable and accrued research and development expenses that are primarily dependent upon our research and development activities as well as the timing of our payments to our suppliers, vendors and employees.

Net cash used in investing activities was approximately $0.2 million during the three months ended March 31, 2007 and net cash provided by investing activities was approximately $0.7 million during the three months ended March 31, 2006. Investing activities consist primarily of purchases and sales of marketable securities and capital equipment purchases. Purchases of property and equipment were not significant during these periods. However, we expect property and equipment expenditures to increase over the next 12 to 18 months as a result of the relocation of our corporate headquarters upon expiration of our current lease in June 2007 as well as capital requirements to support increased personnel as we continue to build our organization in anticipation of the commercial launch of NGX-4010.

Net cash provided by financing activities was approximately $9.6 million and $4.8 million during the three months ended March 31, 2007 and 2006 respectively. Financing activities consisted primarily of net proceeds from the sale of our preferred stock and the exercise of warrants to purchase our preferred stock offset by principal repayments on our venture loan agreements which was entered into in July 2006.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the progress of our clinical trials;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements that we have or may establish;

•	the costs and timing of regulatory approvals;

•	the costs of establishing manufacturing, sales or distribution capabilities;

•	the success of the commercialization of our products;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

We believe that our existing cash and investments, including the proceeds from our initial public offering which was completed on May 7, 2007, will be sufficient to meet our projected operating requirements through at least the next 12 months. To date, however, we have incurred recurring net losses, negative cash flows from operations, and, prior to giving effect to the proceeds from our initial public offering, have a net capital deficiency. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities as well as potentially through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to continue in business. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations

There have been no material changes to our disclosures regarding contractual obligations set forth in our Registration Statement on Form S-1 (Registration No. 333-140501).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our Registration Statement on Form S-1 (Registration No. 333-140501).

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, subject to the limitations described below, that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with our fiscal 2006 financial statement audit, our independent registered public accounting firm informed us that they had identified two material weaknesses in our internal controls as defined by the American Institute of Certified Public Accountants. A material weakness is a reportable condition in which our internal controls do not reduce to a low level the risk that misstatements caused by error or fraud in amounts that are material to our audited financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The material weaknesses reported related to having insufficient personnel resources with sufficient technical accounting expertise within our accounting function.

While these material weaknesses have not been fully mitigated, subsequent to the completion of our initial public offering we have undertaken certain actions including increasing the staffing in the accounting function and adding technical expertise in financial and SEC accounting and reporting as well as improving certain of our internal controls and processes surrounding key financial accounting areas.

(c) Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our future operating results may vary substantially from anticipated results due to a number of factors, many of which are beyond our control. The following discussion highlights some of these factors and the possible impact of these factors on future results of operations. You should carefully consider these factors before making an investment decision. If any of the following factors actually occur, our business, financial condition or results of operations could be harmed. In that case, the price of our common stock could decline, and you could experience losses on your investment.

Risks Related to our Business

Our success depends substantially on our ability to obtain U.S. regulatory approval for our lead product candidate, NGX-4010.

Our success depends substantially on our most advanced product candidate, NGX-4010, a dermal patch containing a high-concentration of synthetic capsaicin. NGX-4010 has been evaluated in two completed Phase 3 clinical trials for the management of pain associated with PHN, one of which did not meet its primary endpoint, and one completed Phase 3 clinical trial for the management of pain associated with HIV-DSP. We are in the process of undertaking one additional pivotal Phase 3 clinical trial for each indication. The FDA generally requires successful completion of at least two adequate and well-controlled Phase 3 clinical trials for each indication for which we seek marketing approval before submission of an NDA. We may not have adequate financial or other resources to pursue this product candidate for either or both indications through the clinical trial process or through commercialization. The successful outcome of our ongoing Phase 3 clinical trial for painful HIV-DSP, and the required capital expenditure for such trial, depends in part on our ability to successfully complete enrollment in such trial on a timely basis. Similarly, even though our Phase 3 clinical trial for PHN recently completed enrollment, the ultimate expenditure associated with such trial is currently unknown, and our ability to successfully complete such trial is subject to the risks associated with the clinical development process stated below. Additionally, the ongoing trials may not achieve positive results, and, even if the results are positive, may not adequately support the results of any corresponding earlier trial. If we fail to complete our clinical trials for NGX-4010, or if these clinical trials fail to demonstrate with substantial evidence that NGX-4010 is both safe and effective, we will not be able to commercialize the product in the United States and our business will be significantly harmed, we may be unable to become profitable or continue our operations and our stock price will be adversely affected. We anticipate that we will seek FDA approval for NGX-4010 only after we have successfully met the primary endpoints of the ongoing Phase 3 trials for both PHN and HIV-DSP indications, the last of which is expected to be completed no earlier than 2008. We may however, seek FDA approval for NGX-4010 initially for only one indication which could delay our seeking approval of the second indication and negatively impact our near term revenue potential.

We may not be successful in obtaining European regulatory approval for NGX-4010.

We expect to submit an MAA for NGX-4010 to the European Medicines Agency, or EMEA, in 2007. We will be relying on published scientific literature for certain basic research data and there can be no assurance that the European authorities will accept that these literature references satisfy the MAA requirements for such data. We expect to request marketing authorization for a broad indication of peripheral neuropathic pain for NGX-4010 based on the results of our two completed Phase 3 clinical trials that met their primary endpoints, one for the treatment of PHN and the other for the treatment of HIV-DSP. We may be unable to obtain such marketing authorization or the marketing authorization, if obtained, may not be as broad as we would like. For example, the EMEA may, like the FDA, only approve NGX-4010 for particular neuropathic pain indications for which we submit sufficient data, rather than accepting such data as supportive of a broad marketing authorization for peripheral neuropathic pain in general. The EMEA may determine that the data we submit are not sufficient for a favorable opinion and may halt or delay the approval process. If NGX-4010 does not receive European marketing authorization, we will not be able to commercialize the product in Europe. Consequently, our ability to generate revenue will be significantly harmed, we may be unable to become profitable or continue our operations and our stock price will be adversely affected.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of NGX-4010 or any other product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that the product is both safe and effective for use in each target indication. Clinical trial results from the study of neuropathic pain are inherently difficult to predict. The primary measure of pain is subjective patient feedback, which can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical study. The results we have obtained in completed clinical trails may not be predictive of results from our ongoing or future trials. Additionally, we may suffer significant setbacks in advanced clinical trials, even after promising results in earlier studies.

Some of our trial results have been negatively affected by factors that had not been fully anticipated prior to our examination of the trial results. For example, we have observed a significant “placebo effect” within our control groups—a phenomenon in which a sham treatment or, in the case of our studies, a low-dose capsaicin treatment that we believed would not be effective, results in a beneficial effect based on the patient’s expectations about the treatment rather than the treatment itself. We have also observed a gender difference in how patients experience pain and respond to both the treatment and the low concentration control. Although we have modified our protocols in ongoing studies to address these factors, there can be no assurance that these modifications will be adequate or that these or other factors that we may or may not be aware of or anticipate, will not have a negative effect on the results of our ongoing clinical trials, which could significantly disrupt our efforts to obtain regulatory approvals and commercialize our product candidates. Furthermore, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable safety risk to patients. In our Phase 3 trials there have been three serious adverse events (totaling less than 1%) related to NGX-4010, two related to pain and one case of hypertension. In our PHN studies C108 and C110, more cardiac adverse events occurred in subjects treated with NGX-4010 than subjects receiving the control patch. Evaluation of these adverse events did not indicate that they were treatment related. In our most recent PHN study, C116, a similar number of cardiovascular events occurred in the NGX-4010 and control groups. However, future late stage clinical trials in a larger patient population could reveal more frequent, more severe or additional side effects that were not seen or deemed unrelated in earlier studies, any of which could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities stopping further development of or denying approval of our product candidates. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial, modify our regulatory strategy or even discontinue development of one or more of our product candidates.

A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. If our product candidates are not shown to be both safe and effective in clinical trials, the resulting delays in developing other compounds and conducting associated preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.

We cannot predict whether regulatory agencies will determine that the data from our clinical trials support marketing approval.

The FDA’s and EMEA’s decisions to approve NGX-4010 will depend on our ability to demonstrate with substantial clinical evidence, through well-controlled clinical trials, that NGX-4010 is effective, as measured statistically by comparing the overall improvement in pain in actively-treated patients against improvement in pain in the control group. However, there is a possibility that our data may be statistically significant, but that the actual clinical benefit of the NGX-4010 treatment may not be considered to be significant. Consequently, we believe that the FDA will consider additional data, such as a “responder” analysis and other secondary endpoints when evaluating whether our product can be approved. We believe that the FDA views “responders” as patients who experience at least a 30% reduction in overall pain. The EMEA standard for reduction in overall pain is between 30% to 50%. We cannot predict whether the regulatory agencies will find that our trial results provide compelling “responder” or other secondary endpoint data. Even if we believe that the data from our trials will support marketing approval in the United States or in Europe, we cannot predict whether the agencies will agree with our analysis and approve our applications.

Even if clinical trials for NGX-4010 in treatment of PHN and HIV-DSP are successful, our clinical trials for other indications, including PDN, may not succeed, which would adversely impact our long term success.

We have not prepared for or conducted any clinical trials for indications other than PHN, HIV-DSP and PDN. We are in Phase 2 for the use of NGX-4010 for the management of PDN. PDN represents a much larger market opportunity than either PHN or HIV-DSP, and unless we successfully complete required clinical trials and obtain regulatory approvals for the use of NGX-4010 for PDN patients, our long term ability to succeed will be significantly and negatively impacted. We believe that, as was the case with PHN and HIV-DSP, we will have to conduct two successful Phase 3 trials for future indications, including PDN, before we can obtain approval to market our product candidates for such indications.

Results of clinical trials of NGX-4010 for patients with PHN and HIV-DSP do not necessarily predict the results of clinical trials involving other indications. NGX-4010 may fail to show desired safety and efficacy for management of pain associated with PDN and other indications, despite results from earlier clinical trials involving PDN, PHN and HIV-DSP. Any failure or significant delay in completing clinical trials for NGX-4010 with PDN and other indications, or in receiving regulatory approval involving such indications, may significantly harm our business.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay our ability to generate revenues.

We do not know whether ongoing or planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be disrupted for a variety of reasons, including difficulties in:

•	recruiting and enrolling patients to participate in a clinical trial;

•	obtaining regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective clinical research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

A clinical trial may also be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or in accordance with our clinical protocols;

•	inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues; or

•	inadequate patient enrollment or lack of adequate funding to continue the clinical trial.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes, which could impact the cost, timing or successful completion of a clinical trial. If we experience delays in the commencement or completion of our clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also lead to the denial of regulatory approval of a product candidate.

We rely on third parties to conduct our clinical trials. If these third parties do not perform as contractually required or otherwise expected, we may not be able to obtain regulatory approval for our product candidates.

We do not currently conduct clinical trials on our own, and instead rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist us with our clinical trials. We are also required to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. If these third parties do not successfully carry out their duties to us or regulatory obligations or meet expected deadlines, if the third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates.

We must enter into an agreement with, and depend upon, one or more partners to assist us in commercializing our lead product candidate, NGX-4010, in Europe.

Because of our limited financial and other resources, we must actively seek and enter into a collaboration with one or more European partners to assist us in our planned European NGX-4010 launch, if marketing approval is granted. Any collaboration agreement we enter into may contain unfavorable terms, for example, with respect to product candidates covered, control over decisions and responsibilities, termination rights, payment, and other significant terms. Our ability to receive any significant revenue from our product candidates covered by the collaboration agreement will be dependent on the efforts of our collaboration partner and may result in lower levels of income to us than if we marketed our product candidates entirely on our own. The collaboration partner may not fulfill its obligations or commercialize our product candidates as quickly as we would like. We could also become involved in disputes with our partner, which could lead to delays in or termination of our commercialization programs and time-consuming and expensive litigation or arbitration. If a collaboration partner terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing our product candidates would be materially and adversely affected.

Additionally, depending upon the collaboration partner that we choose, other companies that might otherwise be interested in developing products with us could be less inclined to do so because of our relationship with the collaboration partner. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our collaboration agreement, our business prospects may be limited and our financial condition may be adversely affected.

If we are unable to establish a sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these functions, we will not be successful in commercializing our product candidates.

In order to commercialize any of our product candidates successfully, we must either acquire or internally develop a capable sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these services for us. The acquisition or development of a capable sales, marketing and distribution infrastructure will require substantial resources, which may divert the attention of our management and key personnel and negatively impact our product development efforts. We intend to enter into partnering, co-promotion and other distribution arrangements for commercialization outside the United States. While we currently intend to develop a direct sales and marketing organization in the United States for NGX-4010, because we believe that we can best serve our target customers with a focused, specialty sales force, our strategy may change and we may instead, seek a collaboration partner. Factors that may inhibit our efforts to develop an internal sales, marketing and distribution infrastructure include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or convince adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating a sales and marketing organization.

We also may not be able to enter into collaborations on acceptable terms, if at all, and we may face competition in our search for partners with whom we may collaborate. If we are not able to build a sales, marketing and distribution infrastructure or collaborate with a partner to perform these functions, we may be unable to commercialize our product candidates successfully, which would adversely affect our business and financial condition.

Our product candidates may never achieve market acceptance even if we obtain regulatory approvals.

Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other things, their acceptance by physicians and patients. Market acceptance of, and demand for, any product that we develop and commercialize will depend on many factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	our ability to obtain sufficient third-party insurance coverage or reimbursement;

•	availability, relative cost and relative efficacy of alternative and competing treatments;

•	the effectiveness of our or our collaborators’ sales, marketing and distribution strategy; and

•	publicity concerning our products or competing products and treatments.

If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business.

If physicians are not adequately reimbursed for their time and services in administering NGX-4010, it is likely that they will not prescribe NGX-4010.

Because many persons suffering from PHN are elderly, in order for NGX-4010 to be economically viable for this indication in the United States, we will need Medicare coverage for NGX-4010 in the United States if and when NGX-4010 is approved by the FDA for commercialization. The Medicare program may determine that NGX-4010 is not “reasonable and necessary” for Medicare beneficiaries or is reasonable and necessary only under limited circumstances. If the Medicare program were to determine that NGX-4010 is not reasonable and necessary for Medicare beneficiaries and deny or significantly limit reimbursement for NGX-4010, our business would be harmed, not only because the Medicare population is a substantial portion of our target market, but also because the Medicare program’s determination would likely affect the determination of many private payors.

Even if NGX-4010 is covered by the Medicare program, we cannot determine whether that coverage will be primarily under Medicare Part B or Medicare Part D. Although products administered by a physician, as we expect NGX-4010 will be, are ordinarily covered by Medicare Part B, and Medicare Part B also reimburses the physician for services in administering the product, Medicare Part B does not currently provide reimbursement for the use of topical patches in the treatment of peripheral neuropathic pain. Changing the current policy as it applies to NGX-4010 and obtaining Part B coverage is important to our future success, and there is a substantial possibility that our efforts to achieve such a change in a policy will not be successful. Lidoderm, a self-administered topical patch, is covered under Medicare Part D, the outpatient prescription drug benefit that took effect in 2006. Part D may provide reimbursement for NGX-4010, but we do not view Part D coverage as being as favorable as Part B coverage, because each Part D plan establishes its own formulary and may or may not decide to include NGX-4010, or if it does, may seek to negotiate significantly lower prices in order to include the product in their formularies. Additionally, Part D does not include reimbursement for the physician’s administration of the product. Patient preparation and NGX-4010 application time is significant and may take two hours or longer, which significantly impacts a physician’s ability to see other patients and, consequently, the physician’s revenue. If physicians are not adequately reimbursed for their time and services in administering NGX-4010, it is likely that they will not prescribe NGX-4010, which would significantly impair our ability to obtain revenues.

We also will need to obtain approvals for payment for NGX-4010 from private insurers, including managed care organizations. We expect that private insurers will consider the efficacy, cost-effectiveness and safety of NGX-4010 in determining whether to reimburse for NGX-4010 therapy and at what level. Obtaining these approvals will be a time consuming and expensive process and we may not receive adequate reimbursement of NGX-4010 from private insurers.

We expect to experience pricing pressures in connection with the sale of NGX-4010, if approved, and our potential future products, due to the trend toward programs and legislation aimed at reducing healthcare costs, as well as the increasing influence of managed care organizations. In some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to direct governmental control and to drug reimbursement programs with varying price control mechanisms. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of NGX-4010 to other currently available therapies. If reimbursement for NGX-4010 is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our business would be materially harmed.

We have no manufacturing capabilities and depend on other parties for our manufacturing operations. If these manufacturers fail to meet our requirements and strict regulatory requirements, our product development and commercialization efforts may be materially harmed.

We currently depend on four contract manufacturers as single source suppliers for the components of our NGX-4010 product candidate: synthetic capsaicin, the topical patch, the associated cleansing gel and the fully assembled NGX-4010 treatment kit. To date, we have entered into long term commercial supply agreements for the topical patch and our cleansing gel, but have not yet entered into long term supply agreements with either of our other contract manufacturers and these manufacturers could terminate their relationships with us at any time and for any reason. If our relationship with any of these manufacturers is terminated, or if any manufacturer is unable to produce required quantities on a timely basis or at all, our operations would be delayed and our business harmed.

Our reliance on contract manufacturers exposes us to additional risks, including:

•	failure of our current and future manufacturers to comply with strictly-enforced regulatory requirements;

•	failure to manufacture to our specifications, or to deliver sufficient quantities in a timely manner;

•	the possibility that we may terminate a contract manufacturer and need to engage a replacement;

•	the possibility that our current and future manufacturers may not be able to manufacture our product candidates and products without infringing the intellectual property rights of others;

•	the possibility that our current and future manufacturers may not have adequate intellectual property rights to provide for exclusivity and prevent competition; and

•	insufficiency of intellectual property rights to any improvements in the manufacturing processes or new manufacturing processes for our products.

Any of these factors could result in significant delay or suspension of our clinical trials, regulatory submissions, receipt of required approvals or commercialization of our products and harm our business.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability to commercialize our product candidates.

Although we currently have product liability insurance coverage for our clinical trials with limits that we believe are customary and adequate to provide us with coverage for foreseeable risks associated with our product candidate development efforts, our insurance coverage may not reimburse us or may be insufficient to reimburse us for the actual expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing.

We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than us.

If NGX-4010 receives marketing approval, it will compete against well-established products marketed by large pharmaceutical companies with far greater name recognition and resources than we have. NGX-4010 will also compete with medications used off-label. The most directly-competitive currently-marketed products in the United States are Lidoderm, an FDA-approved 5% lidocaine topical patch for the treatment of PHN marketed by Endo Pharmaceuticals, and Neurontin and Lyrica, oral anti-convulsants, marketed by Pfizer for use in the treatment of PHN. In addition to these branded drugs, the FDA has approved gabapentin for use in the treatment of PHN. Gabapentin is marketed by multiple generic manufacturers, and is the most widely-prescribed drug in the United States for treatment of neuropathic pain. Pfizer has also received FDA approval of Lyrica for the treatment of PDN and epilepsy indications. The FDA has approved Cymbalta from Eli Lilly for use in the treatment of PDN and depression.

Prior to any market launch, competition may become stronger and more direct and products in development, including products that we are unaware of, may compete with NGX-4010. There are many other companies working to develop new drugs and other therapies to treat pain in general and neuropathic pain in particular, including GlaxoSmithKline, Merck, Novartis AG, UCB, Pfizer and Eli Lilly. Many of the compounds in development by such companies are already marketed for other indications, such as anti-depressants or anti-seizure drugs. We are also aware of a small, privately-held specialty pharmaceutical company that has begun early development of a high-concentration capsaicin patch for the treatment of PHN, for which the FDA has granted orphan drug designation, as well as early development of a local anesthetic patch for the treatment of PHN, HIV-DSP and PDN. If this company successfully completes its development efforts without violation of our intellectual property rights, it would compete against us. If it were granted orphan exclusivity and was approved by the FDA in an indication that we are attempting to gain approval for before our product candidate is approved, it would significantly harm our ability to commercialize NGX-4010. In addition, physicians employ other interventional procedures, such as nerve stimulation or nerve blocks, to treat patients with difficult to treat neuropathic pain conditions. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, such as vaccines, occur in the biopharmaceutical industry at a rapid pace. Any of these developments may render our product candidates obsolete or noncompetitive.

Many of our potential competitors, either alone or together with their partners, have substantially greater financial resources, research and development programs, clinical trial and regulatory experience, expertise in prosecution of intellectual property rights, and manufacturing, distribution and sales and marketing capabilities. As a result of these factors, our competitors may:

•	develop product candidates and market products that are less expensive, safer, more effective or involve more convenient treatment procedures than our future products;

•	commercialize competing products before we can launch any of our product candidates;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic alliances; and

•	take advantage of acquisition or other opportunities more readily than we can.

The life sciences industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change we may be unable to compete effectively.

Even if our product candidates receive regulatory approval, they will be subject to ongoing regulatory requirements and may face regulatory or enforcement action.

Any product candidate for which we receive regulatory approval, together with our third-party manufacturing facilities and processes, post-approval clinical data, and advertising and promotional activities for the product, will be subject to significant review and ongoing and changing regulation by the FDA, the EMEA and other regulatory agencies. Failure to comply with regulatory requirements may subject us to administrative and judicially-imposed sanctions. These may include warning letters, adverse publicity, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production, and refusal to approve pending product marketing applications.

Even if we receive regulatory approval to market a particular product candidate, the approval could be conditioned on us conducting additional costly post-approval studies or could limit the indicated uses included in our labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries.

We have limited experience in regulatory affairs.

We have limited experience in preparing, submitting and prosecuting regulatory filings including NDAs, MAAs and other applications necessary to gain regulatory approvals. Moreover, some of our product candidates are based on novel applications of therapies that have not been extensively tested in humans, and the regulatory requirements governing these types of products may be less well defined or more rigorous than for conventional products. As a result of these factors, in comparison to our competitors, we may require more time and incur greater costs to obtain regulatory approvals of products that we develop, license or acquire.

Our “fast track” designation for development of NGX-4010 for treatment of painful HIV-associated neuropathy may not actually lead to a faster development or regulatory review or approval process.

A product intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for such a condition may be submitted to the FDA for “fast track” designation. Although we received fast track designation from the FDA for NGX-4010 for the treatment of HIV-DSP, there is no assurance that we will experience a faster development process, review or approval, compared to conventional FDA standards, or that the product will be approved at all. The FDA may also withdraw our fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

We may not be able to obtain or maintain orphan drug exclusivity for NGX-4010.

The FDA granted us orphan drug status with regard to NGX-4010 for the treatment of HIV-DSP. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity—that is, for seven years, the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances. We may be unable to obtain orphan drug designations for any additional product candidates or orphan exclusivity for any of our product candidates, or our potential competitors may obtain orphan drug exclusivity for capsaicin-based products competitive with our product candidates before we do, in which case we may be excluded from that market for the exclusivity period. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it if a competitive product is shown to be clinically superior to our product. Although obtaining FDA approval to market a product with orphan exclusivity can be advantageous, there can be no assurance that it would provide us with a significant commercial advantage.

We may not be able to obtain Hatch-Waxman Act marketing exclusivity or equivalent regulatory data exclusivity protection in other jurisdictions for NGX-4010.

We intend to rely, in part, on Hatch-Waxman exclusivity for the commercialization of NGX-4010 in the United States. The Hatch-Waxman Act provides five-year marketing exclusivity to the first applicant to gain approval of an NDA under specific provisions of the Food, Drug and Cosmetic Act for a product using an active ingredient that the FDA has not previously approved. While we believe that the FDA has not approved another product containing the active ingredient of NGX-4010, synthetic capsaicin, there can be no assurance that NGX-4010 will be able to qualify for Hatch-Waxman exclusivity. This market exclusivity will not prevent the FDA from approving a competitor’s NDA if the competitor’s NDA is based on studies it has performed and not on our studies.

There can be no assurance that European authorities will grant data exclusivity to NGX-4010, because it does not contain a new active molecule. Even if European data exclusivity is granted for NGX-4010, that may not protect us from direct competition. Given the well-established use of capsaicin as a pain reliever, a competitor with a generic version of NGX-4010 may be able to obtain approval of their product during NGX-4010’s period of data exclusivity, by submitting an MAA with a less than full package of preclinical and clinical data.

We depend on our key personnel. If we are not able to retain them, our business will suffer.

We are highly dependent on the principal members of our management and scientific staff. The competition for skilled personnel among biopharmaceutical companies in the San Francisco Bay Area is intense and the employment services of our scientific, management and other executive officers are terminable at-will. If we lose one or more of these key employees, our ability to implement our business strategy successfully could be seriously harmed. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. We do not carry key man life insurance on any of our key personnel.

Our management and auditors have identified material weaknesses in our internal controls that, if not properly remediated, could result in material misstatements in our financial statements and the inability of our management to provide its report on the effectiveness of our internal controls as required by the Sarbanes-Oxley Act of 2002, for years ending December 31, 2008 and thereafter, either of which could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

In connection with our fiscal 2006 financial statement audit, our accounting firm informed us that they had identified material weaknesses in our internal controls as defined by the American Institute of Certified Public Accountants.

The material weaknesses reported relate to having insufficient personnel resources with sufficient technical accounting expertise within our accounting function.

We are taking remedial measures to improve the effectiveness of our internal controls. Specifically, we will be:

•	strengthening our internal staffing to accommodate public company requirements; and

•	engaging an outside compliance consulting firm to advise us on improving our internal controls and systems.

The existence of material weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period, and the process of designing and implementing effective internal controls and procedures is a continuous effort that requires us to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures to be taken in the future will remediate the material weaknesses noted by our independent public accounting firm or that we will implement and maintain adequate controls over our financial processes and reporting in the future. In addition, we cannot assure you that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company and we may not be able to provide a report on the effectiveness of our internal controls for the year ending December 31, 2008, or later. Any failure by us to timely provide the required financial information or provide a report on the effectiveness of our internal controls could materially and adversely impact our financial condition and the market value of our securities.

Risks Related to Our Finances and Capital Requirements

We have incurred operating losses in each year since inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have not generated any revenue to date and we have incurred operating and net losses each year since our inception in 1998. Our net loss for the quarter ended March 31, 2007 was $7.9 million. As of March 31, 2007 we had an accumulated deficit of $138.9 million. We expect to incur increasing losses for several years, as we develop, seek regulatory approvals for and commercialize NGX-4010, and continue other research and development activities. If NGX-4010 fails in clinical trials, does not gain regulatory approval or does not achieve market acceptance, we will not generate any revenue. We cannot assure you that we will be profitable even if we commercialize NGX-4010. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We will require substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs or commercialization efforts.

We expect our negative cash flows from operations to continue at least until we obtain regulatory approval for and are able to commercialize NGX-4010, which we believe will not occur until 2008, at the earliest. Our audit report in our 2006 consolidated financial statements contains an explanatory paragraph stating that our recurring net losses, negative cash flows from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. We believe, based on our current operating plan and the proceeds from our initial public offering completed in May 2007, that our cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. The development and regulatory approval of NGX-4010 and other product candidates and the acquisition and development of additional products or product candidates by us, as well as the development of our sales and marketing capabilities, will require the commitment of substantial funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the rate of progress and cost of our clinical trials and other development activities;

•	the costs and timing of regulatory approval;

•	the costs of establishing or contracting for sales and marketing capabilities;

•	the extent to which we acquire or in-license new products, technologies or businesses;

•	the effect of competing technological and market developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We intend to seek additional funding through strategic alliances or through public or private sales of our equity securities. In addition, we may obtain equipment leases and may pursue opportunities to obtain debt financing in the future. There can be no assurance, however, that strategic alliances, additional equity or debt financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our then existing or planned development, commercialization or expansion activities.

Raising additional funds by issuing securities or through licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

Risks Related to our Intellectual Property

The commercial success, if any, of NGX-4010 depends, in part, on the rights we have under certain patents.

The commercial success, if any, of NGX-4010 depends, in part, on a device patent granted in the United States and a device patent granted in Hong Kong and certain countries of Europe concerning the use of a dermal patch for high-concentration capsaicin delivery for the treatment of neuropathic pain. We exclusively license these patents, as well as related pending patent applications in Canada and Europe, from the University of California. We do not currently own, and do not have rights under this license to any issued patents that cover NGX-4010 outside Europe, Hong Kong or the United States.

We also license a method patent granted in the United States from the University of California concerning the delivery of high-concentration capsaicin for the treatment of neuropathic pain. Two of the three inventors named in the method patent did not assign their patent rights to the University of California. As a result, our rights under this patent are non-exclusive. Anesiva, a company focused on the development and commercialization of treatments for pain, including injection or infiltration of capsaicin for post-surgical pain, osteoarthritis or interdigital neuroma, has licensed from one of the non-assigning inventors the right to use the technology under the method patent. There can be no assurances that other entities will not similarly obtain rights to use the technology under the method patent. If other entities license the right to use this patent, we may face more products competitive with NGX-4010 and our business will suffer. There may also be claims of inventorship with respect to patents and patent applications we may have in the past licensed or may in the future license, including those licensed from the University of California, which could also result in a loss of exclusivity and further competition.

If we are unable to maintain and enforce our proprietary rights, we may not be able to compete effectively or operate profitably.

Our commercial success will depend, in part, on obtaining and maintaining patent protection, trade secret protection and regulatory protection (such as Hatch-Waxman protection or orphan drug designation) of our proprietary technology and information as well as successfully defending against third-party challenges to our proprietary technology and information. We will be able to protect our proprietary technology and information from use by third parties only to the extent that valid and enforceable patents, trade secrets or regulatory protection cover them and we have exclusive rights to utilize them.

Our commercial success will continue to depend in part on the patent rights we own, the patent rights we have licensed, the patent rights of our collaborators and suppliers and the patent rights we plan to obtain related to future products we may market. Our success also depends on our and our licensors’, collaborators’ and suppliers’ ability to maintain these patent rights against third-party challenges to their validity, scope or enforceability. Further, we do not fully control the patent prosecution of our licensed patent applications. There is a risk that our licensors will not devote the same resources or attention to the prosecution of the licensed patent applications as we would if we controlled the prosecution of the patent applications, and the resulting patent protection, if any, may not be as strong or comprehensive as if we had prosecuted the applications ourselves.

The patent positions of biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example:

•	we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we or our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications or the pending patent applications of our licensors will result in issued patents;

•

our issued patents and the issued patents of our licensors may not provide a basis for commercially viable products, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;

•	we may not develop additional proprietary technologies or product candidates that are patentable; or

•	the patents of others may have an adverse effect on our business.

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we seek to protect confidential information, in part, by confidentiality agreements with our employees, consultants, contractors, or scientific and other advisors, they may unintentionally or willfully disclose our information to competitors. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

If we are not able to defend the patent or trade secret protection position of our technologies and product candidates, then we will not be able to exclude competitors from developing or marketing competing products, and we may not generate enough revenue from product sales to justify the cost of development of our product candidates and to achieve or maintain profitability.

If we are sued for infringing intellectual property rights of other parties, such litigation will be costly and time consuming, and an unfavorable outcome would have a significant adverse effect on our business.

Although we believe that we would have valid defenses to allegations that our current product candidates, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties of which we are aware, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that might be infringed by our products or other activities. For example, in June 2005, Winston Laboratories sent us a letter informing us of their U.S. patent related to cis-capsaicin, and suggesting that our synthetic capsaicin formulation could infringe this patent. We responded in August 2005 by denying any infringement. In 2007, Winston has reiterated its claim and offered to discuss a license to its patent. We have responded by denying infringement. We believe that our products, if commercialized, will not infringe the Winston patent, which is due to expire in 2009, but may be extended under certain circumstances. There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. These parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

As a result of patent infringement claims, or in order to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be non-exclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

The cost to us of any litigation or other proceedings relating to intellectual property rights, even if resolved in our favor, could be substantial. Some of our potential competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to continue our operations. Should third parties file patent applications, or be issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention which could result in substantial costs to us or an adverse decision as to the priority of our inventions. An unfavorable outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties. There is no guarantee that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms.

If we fail to comply with our obligations in the agreements under which we license development or commercialization rights to products or technology from third parties, we could lose license rights that are important to our business.

We are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we hold licenses from The University of California and LTS Lohmann Therapie-Systeme AG under patents and patent applications relating to NGX-4010, our lead product candidate. These licenses impose various commercialization, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license, including NGX-4010.

We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to our Common Stock

We expect that our stock price will fluctuate significantly, and you may not be able to resell your shares at or above your investment price.

The stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	results from and any delays related to the clinical trials for our product candidates;

•	failure or delays in entering additional product candidates into clinical trials;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	delay in entering, or termination of, strategic partnership relationships;

•	third-party healthcare reimbursement policies or determinations;

•	actual or anticipated quarterly variations in our results of operations or those of our collaborators or competitors;

•	our ability to obtain regulatory approvals and develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	market conditions in the life sciences sector;

•	any major change in our board or management; and

•	general economic conditions and slow or negative growth of our markets.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the SEC and the NASDAQ Stock Market LLC. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in this prospectus lapse, the trading price of our common stock could decline. Based on shares outstanding as of May 31, 2007, we have outstanding a total of 13,393,448 shares of common stock. Of these shares, only the 4,000,000 shares of common stock sold by us in our recent offering are freely tradable, without restriction, in the public market. Our underwriters, however, may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

We expect that the lock-up agreements pertaining to our initial public offering will expire on or about November 1, 2007 although those lock-up agreements may be extended for up to an additional 34 days under certain circumstances. After the lock-up agreements expire, based on shares outstanding as of December 31, 2006, up to an additional 8,040,570 shares of common stock will be eligible for sale in the public market, 6,209,274 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 681,228 shares of common stock that are subject to outstanding options as of December 31, 2006 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and their affiliates beneficially own or control approximately 36.9% of the outstanding shares of our common stock (after giving effect to the conversion of all outstanding convertible preferred stock and the exercise of all outstanding vested and unvested options and warrants), following the completion of our initial public offering. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date, have contractual restrictions against paying cash dividends and currently intend to retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be an investors’ sole source of gain for the foreseeable future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Warrant Exercises

In January and February 2007, we sold an aggregate of 13,444,450 shares of series C2 preferred stock to investors at a price of $0.75 per share for an aggregate purchase price of $10,083,338 pursuant to the exercise of warrants to purchase shares of series C2 preferred stock. The sales of these shares were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering. All recipients were either accredited or sophisticated investors, as those terms are defined in the Securities Act and the regulations promulgated thereunder. The recipients in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

2000 Stock Incentive Plan

During the three months ended March 31, 2007, we granted options to purchase an aggregate of 121,324 shares of common stock to employees and consultants under our 2000 Stock Incentive Plan at exercise prices ranging from $11.25 to $15.00 per share for an aggregate exercise price of $1,433,013.75.

During the three months ended March 31, 2007, we issued an aggregate of 2,710 shares of common stock to employees and consultants pursuant to the exercise of stock options under our 2000 Stock Incentive Plan at exercise prices ranging from $0.90 to $3.75 per share for an aggregate consideration of approximately $6,000.

The sales of securities under our 2000 Stock Incentive Plan were deemed to be exempt from registration in reliance in Rule 701 promulgated under Section 3(b) under the Securities Act as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation.

Initial Public Offering and Use of Proceeds

We registered for the initial public offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1 (Registration No. 333-140501), which was declared effective on May 1, 2007. On May 7, 2007 we completed the initial public offering of our common stock by selling 4.0 million shares at $11.00 per share. Consequently, we did not use any proceeds from the offering on or prior to March 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In April 2007, our stockholders authorized by written consent submitted in March 2007 the following actions:

•	the adoption of our Amended and Restated Certificate of Incorporation to become effective in connection with our initial public offering;

•	the adoption of our Amended and Restated Bylaws to become effective upon completion of our initial public offering;

•	the allocation of existing members of our board of directors as Class I, II or III directors effective as of the completion of our initial public offering as follows:

Class I:	Daniel K. Turner and Alix Marduel;
Class II:	Robert Nelsen and Jean-Jacques Bienaimé; and
Class III:	Neil Kurtz and Anthony DiTonno;

•	the adoption of our 2007 Stock Plan;

•	the adoption of our 2007 Employee Stock Purchase Plan;

•	the waiver of certain registration and notice rights of holders of our preferred stock in connection with our initial public offering;

•	the election to convert all issued and outstanding shares of preferred stock into shares of Common Stock in connection with our initial public offering;

•	the approval of the form of indemnification agreement for our officers and directors; and

•	the approval of a 1-for-15 reverse split of our common stock.

All such actions were effected pursuant to written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.

This written consent was adopted on April 3, 2007 by holders of 368,820 shares of our common stock out of 664,875 shares issued and outstanding, and 6,122,709 shares out of 8,722,013 shares of our preferred stock issued and outstanding. These numbers represent post-reverse split, as-converted shares voted.

The terms of the Class I directors listed above expire at the first regularly scheduled annual meeting of stockholders after the consummation of our initial public offering. The terms of the Class II and Class III directors listed above expire at each successive regularly scheduled meeting of stockholders thereafter, respectively.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

4.2	Third Amended and Restated Investors’ Rights Agreement by and between Registrant and certain stockholders, dated as of November 14, 2005. (1)

4.3	Warrant to Purchase Series A Preferred Stock by and between Registrant and Silicon Valley Bank, dated as of December 14, 2000. (1)

4.4	Warrant to Purchase Series B Preferred Stock by and between Registrant and Silicon Valley Bank, dated as of May 1, 2002. (1)

4.5	Warrant to Purchase Shares of Series C2 Preferred Stock by and between Registrant and Horizon Technology Funding Company II LLC, dated as of July 7, 2006. (1)

4.6	Warrant to Purchase Shares of Series C2 Preferred Stock by and between Registrant and Horizon Technology Funding Company II LLC, dated as of July 7, 2006. (1)

4.7	Warrant to Purchase Shares of Series C2 Preferred Stock by and between Registrant and Oxford Finance Corporation, dated as of July 7, 2006. (1)

4.8	Form of First Warrant to Purchase Series C2 Preferred Stock. (1)

4.9	Form of Second Warrant to Purchase Series C2 Preferred Stock. (1)

10.1	2007 Stock Plan. (1)

10.2	2007 Employee Stock Purchase Plan. (1)

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2007	NEUROGESX, INC.
(Registrant)

/s/ Anthony A. DiTonno
Anthony A. DiTonno
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen F. Ghiglieri
Stephen F. Ghiglieri
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

4.2	Third Amended and Restated Investors’ Rights Agreement by and between Registrant and certain stockholders, dated as of November 14, 2005. (1)

4.3	Warrant to Purchase Series A Preferred Stock by and between Registrant and Silicon Valley Bank, dated as of December 14, 2000. (1)

4.4	Warrant to Purchase Series B Preferred Stock by and between Registrant and Silicon Valley Bank, dated as of May 1, 2002. (1)

4.5	Warrant to Purchase Shares of Series C2 Preferred Stock by and between Registrant and Horizon Technology Funding Company II LLC, dated as of July 7, 2006. (1)

4.6	Warrant to Purchase Shares of Series C2 Preferred Stock by and between Registrant and Horizon Technology Funding Company II LLC, dated as of July 7, 2006. (1)

4.7	Warrant to Purchase Shares of Series C2 Preferred Stock by and between Registrant and Oxford Finance Corporation, dated as of July 7, 2006. (1)

4.8	Form of First Warrant to Purchase Series C2 Preferred Stock. (1)

4.9	Form of Second Warrant to Purchase Series C2 Preferred Stock. (1)

10.1	2007 Stock Plan. (1)

10.2	2007 Employee Stock Purchase Plan. (1)

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.