Form 10-Q
period 2007-06-30
NeurogesX Inc
filed 2007-08-13
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33438

NEUROGESX, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3307935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

981 Industrial Blvd, Suite F. San Carlos, California	94070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 508-2116

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, outstanding as of July 31, 2007: 13,431,947

NEUROGESX, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

Page
PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements (unaudited)	1
Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	1
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006, and the period from May 28, 1998 (date of inception) to June 30, 2007	2
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006, and the period from May 28, 1998 (date of inception) to June 30, 2007	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. Submission of Matters to a Vote of Security Holders	39
Item 5. Other Information	40
Item 6. Exhibits	41

SIGNATURES	42

EXHIBIT INDEX	43

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$16,960	$11,908
Short term investments	30,886	1,994
Prepaid expenses and other current assets	999	659

Total current assets	48,845	14,561
Property and equipment, net	142	159
Other assets	77	98

Total assets	$49,064	$14,818

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$2,210	$1,675
Accrued compensation	266	199
Accrued research and development	1,521	1,133
Other accrued expenses	539	990
Preferred stock warrant liability	—	7,549
Notes payable—current portion	3,820	2,437

Total current liabilities	8,356	13,983
Notes payable—non-current portion	4,678	6,737

Commitments and contingencies
Redeemable convertible preferred stock	—	116,164

Stockholders’ equity (deficit):
Common stock	14	1
Additional paid-in capital	183,031	5,505
Deferred stock-based compensation	(21)	(45)
Accumulated other comprehensive income	35	—
Deficit accumulated during the development stage	(147,029)	(127,527)

Total stockholders’ equity (deficit)	36,030	(122,066)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$49,064	$14,818

See accompanying notes.

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 28, 1998 (inception) to June 30,
	2007	2006	2007	2006	2007
Operating expenses:
Research and development(1)	$5,990	$4,600	$12,185	$9,409	$82,251
General and administrative(2)	1,416	1,474	3,069	2,467	24,487

Total operating expenses	7,406	6,074	15,254	11,876	106,738

Loss from operations	(7,406)	(6,074)	(15,254)	(11,876)	(106,738)
Interest income	465	137	667	270	2,909
Interest expense	(317)	—	(649)	—	(1,356)
Other income (expense), net	301	(162)	360	(51)	(2,940)

Net loss before cumulative effect of change in accounting principle	(6,957)	(6,099)	(14,876)	(11,657)	(108,125)
Cumulative effect of change in accounting principle	—	—	—	—	(32)

Net loss	(6,957)	(6,099)	(14,876)	(11,657)	(108,157)
Accretion of redeemable convertible preferred stock	(1,188)	(2,606)	(4,626)	(4,986)	(38,872)

Loss attributable to common stockholders	$(8,145)	$(8,705)	$(19,502)	$(16,643)	$(147,029)

Net loss per common share – basic and diluted:
Loss per share attributable to common stockholders	$(0.99)	$(25.48)	$(4.37)	$(49.92)

Shares used to compute basic and diluted loss per common share attributable to common stockholders	8,215,875	341,652	4,457,988	333,413

Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$176	$160	$525	$264
(2) General and administrative	25	854	506	1,238

	$201	$1,014	$1,031	$1,502

See accompanying notes.

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,		Period from May 28, 1998 (inception) to June 30,
	2007	2006	2007
Operating activities:
Net loss	$(14,876)	$(11,657)	$(108,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47	117	1,323
Amortization of debt issuance costs	99	—	195
Amortization of investment premiums	(202)	1	140
Stock based compensation	1,031	1,502	6,224
Loss on disposal of fixed assets	—	—	88
Revaluation of preferred stock warrant liability	(360)	51	2,888
Changes in operating assets and liabilities:
Other current assets	(340)	64	(999)
Other assets	—	—	(116)
Accounts payable	535	(675)	2,210
Accrued compensation	67	7	266
Accrued research and development	388	(50)	1,521
Other accrued expenses	(379)	458	235

Net cash used in operating activities	(13,990)	(10,182)	(94,182)

Investing activities:
Purchases of short-term investments	(32,158)	(1,253)	(101,986)
Proceeds from maturities of short-term investments	3,502	3,272	70,996
Purchases of property and equipment	(29)	(47)	(1,552)

Net cash (used in)/provided by investing activities	(28,685)	1,972	(32,542)

Financing activities:
Proceeds from notes payable	—	—	11,092
Repayment of notes payable	(754)	—	(2,281)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	10,083	9,558	96,187
Proceeds from issuance of common stock	38,398	63	38,686

Net cash provided by financing activities	47,727	9,621	143,684

Net increase in cash and cash equivalents	5,052	1,411	16,960
Cash and cash equivalents, beginning of period	11,908	10,031	—

Cash and cash equivalents, end of period	$16,960	$11,442	$16,690

Supplemental cash flow information:
Cash paid for interest	$462	$—	$1,035

See accompanying notes.

NEUROGESX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The Company

Nature of Operation and Basis of Preparation

NeurogesX, Inc. (the “Company”), is a biopharmaceutical company focused on developing and commercializing novel pain management therapies. The Company’s initial focus is on chronic peripheral neuropathic pain. The Company’s lead product candidate, NGX-4010, a synthetic capsaicin-based topical patch designed to manage pain associated with peripheral neuropathic pain conditions, has completed two pivotal phase 3 clinical trials that have met their primary endpoints, one in postherpetic neuralgia (“PHN”) and one in HIV-distal sensory polyneuropathy (“HIV-DSP”).

The Company was founded as Advanced Analgesics, Inc. on May 28, 1998 and changed its name to NeurogesX, Inc. in September 2000. In January 2007, the Company’s board of directors approved the reincorporation of the Company into Delaware. The Company was previously a California corporation. The reincorporation was completed in February 2007. The Company is located in San Carlos, California. Since its inception, the Company has devoted substantially all of its efforts to the development of NGX-4010, establishing its offices, recruiting personnel, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage.

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

Initial Public Offering

The Company completed its initial public offering (“IPO”) and sold 4,000,000 shares of common stock at $11.00 per share on May 7, 2007. Gross proceeds from the offering totaled $44.0 million. The net offering proceeds to us, after deducting estimated expenses of approximately $5.9 million, totaled $38.1 million. Upon closing of the IPO, all of the outstanding shares of the Company’s redeemable convertible preferred stock converted to 8,722,013 shares of the Company’s common stock.

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

Note 2. Summary of Significant Accounting Policies

Stock-Based Compensation

Effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments (“SFAS No. 123R”), using the prospective transition method. Under the prospective transition method, beginning January 1, 2006, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of SFAS No. 123R.

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June30,
	2007	2006	2007	2006
Research and development	$176	$160	$525	$264
General and administrative	25	854	506	1,238

Total stock-based compensation	$201	$1,014	$1,031	$1,502

The components of stock-based compensation expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Share based payments granted subsequent to December 31, 2005 under SFAS No. 123R	$349	$71	$739	$121
Compensation expense related to nonemployee options and variable accounting for stock-based awards	(151)	940	(92)	1,375
Compensation expense related to forgiveness of non-recourse promissory notes	—	—	379	—
Amortization of deferred stock-based compensation	3	3	5	6

Total stock-based compensation	$201	$1,014	$1,031	$1,502

The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted to employees and directors and for the Company’s Employee Stock Purchase Plan (“ESPP”) during the three and six-month periods June 30, 2007 and 2006 using the Black-Scholes valuation model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Volatility for stock options	71%	77%	71 – 77%	77%
Volatility for ESPP	44 – 61%	—	44 – 61%	—
Expected life (in years) for stock options	6.0	6.0	6.0	6.0
Expected life (in years) for ESPP	0.5 – 1.0	—	0.5 – 1.0	—
Risk-free interest rate	4.8%	5.0%	4.6 – 4.8%	4.6 – 5.0%

All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with SFAS No. 123R and Emerging Issues Task Force (“EITF”) Consensus No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The option arrangements are subject to periodic remeasurement over their vesting terms.

The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to non-employees during the three and six-month periods ended June 30, 2007 and 2006 using the Black-Scholes valuation model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Volatility	71%	77%	71 – 77%	77%
Expected life (in years)	6.8 – 9.0	5.4 – 9.5	6.8 – 9.0	5.4 – 9.8
Risk-free interest rate	5.0 – 5.1%	5.1%	4.5 – 5.1%	4.7 – 5.1%

Comprehensive Loss

The Company reports comprehensive loss and its components as part of total stockholders’ equity. Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale investments. There were no material differences between net loss and comprehensive loss for the three and six-month periods ended June 30, 2007 and 2006.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period less the weighted average unvested common shares subject to repurchase and without consideration for common stock equivalents. Diluted loss per common share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share equivalents outstanding for the period less the weighted average unvested common shares subject to repurchase and dilutive common stock equivalents for the period determined using the treasury-stock method. For purposes of this calculation, warrants and options to purchase common stock as well as preferred stock, prior to our IPO, are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands except share and per share data)
Historical
Numerator:
Net loss	$(6,957)	$(6,099)	$(14,876)	$(11,657)
Accretion of redeemable convertible preferred stock	(1,188)	(2,606)	(4,626)	(4,986)

Loss applicable to common stockholders	$(8,145)	$(8,705)	$(19,502)	$(16,643)

Denominator:
Weighted-average common shares outstanding	8,217,645	344,704	4,461,271	336,215
Less: Weighted-average unvested common shares subject to repurchase	(1,770)	(3,052)	(3,283)	(2,802)

Denominator for basic and diluted loss per share applicable to common stockholders	8,215,875	341,652	4,457,988	333,413

Basic and diluted loss per share applicable to common stockholders	$(0.99)	$(25.48)	$(4.37)	$(49.92)

Historical outstanding dilutive securities not included in diluted loss per share applicable to common stockholder calculation
Redeemable convertible preferred stock	—	7,378,338	—	7,378,338
Options to purchase common stock	826,714	832,071	826,714	832,071
Warrants outstanding	59,573	676,174	59,573	676,174

	886,287	8,886,583	886,287	8,886,583

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB

Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS No. 159 will have a material impact on our financial position and results of operations.

In June 2007, the EITF issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities” (“EITF 07-3”), which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be delivered. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus may not be applied to earlier periods and early adoption is not permitted. We do not expect that the adoption of EITF 07-3 will have a material impact on our financial position and results of operations.

Note 3. Commitments and Contingencies

Operating Leases

The Company leases its office facilities and certain office equipment under operating leases. The Company’s lease for its office facilities, as amended, expires on September 30, 2007.

Note 4. Preferred Stock Warrant Liability and Redeemable Convertible Preferred Stock

In January and February 2007, the Company issued a total of 13,444,450 shares of Series C2 preferred stock at $0.75 per share upon exercise of warrants resulting in aggregate net cash proceeds of approximately $10,083,000. As a result of this transaction, the Company recognized approximately $59,000 as other income related to the change in fair value of the warrant liability on the date of the transaction and reclassified approximately $6,763,000 from preferred stock warrant liability to preferred stock.

In May 2007, the Company completed its IPO as a result of which all of the existing shares of the Company’s preferred stock were converted to common stock. At the time of the completion of the IPO, the Company had outstanding warrants to purchase 33,600 shares of its Series A preferred stock, 20,000 shares of its Series B preferred stock, and 840,000 shares of its Series C2 preferred stock. Upon closing of the Company’s IPO, warrants to purchase 893,600 shares of the Company’s preferred stock were converted into warrants to purchase 59,573 shares of the Company’s common stock, of which at June 30, 2007, warrants to purchase 56,000 shares of the Company’s common stock automatically exercise in the event of an acquisition of the Company. The Company performed a final remeasurement to determine the fair value of such financial instruments prior to the conversion. The resulting fair value of $426,000 was reclassified to additional paid-in capital.

For the three and six months ended June 30, 2007, the Company recorded approximately $301,000 and $360,000, respectively, reflected as other income for the decrease in fair value of all preferred stock warrants. For the three and six months ended June 30, 2006, the Company recorded approximately $51,000 and $162,000, respectively, reflected as other expense for the increase in fair value of all preferred stock warrants.

The Company values its warrants using the Black-Scholes valuation method. The assumptions used in valuing these warrants are presented in the table below:

	Period from April 1, 2007 to May 7, 2007	Three Months Ended June 30, 2006
Expected dividend yield	0%	0%
Expected volatility	73%	59% –77%
Expected life	6.2 – 6.8	2.3 – 7.6
Risk-free interest rate	4.6%	5.0 – 5.2%

	Period from January 1, 2007 to May 7, 2007	Six Months Ended June 30, 2006
Expected dividend yield	0%	0%
Expected volatility	59 – 74%	54 – 77%
Expected life	1.6 – 6.8	1.0 – 7.9
Risk-free interest rate	4.6 – 4.9%	4.8 – 5.2%

Note 5. Stockholders’ Equity (Deficit)

Common Stock

The Company completed its IPO and sold 4,000,000 shares of common stock at $11.00 per share on May 7, 2007. Gross proceeds from the offering totaled $44.0 million. The net offering proceeds to us, after deducting estimated expenses of approximately $5.9 million, totaled $38.1 million. Upon closing of the IPO, all of the outstanding shares of the Company’s redeemable convertible preferred stock converted to 8,722,013 shares of the Company’s common stock.

In connection with the Series C2 preferred stock financing and the exercise of warrants associated with the Series C2 preferred stock offering, the Company committed to issue to a consultant a total of 33,333 shares of common stock from November 2005 through February 2007. These shares were issued in the three months ended June 30, 2007 and the aggregate value of approximately $291,000 was recorded in additional paid-in capital.

Deferred Stock-Based Compensation

Prior to the adoption of SFAS No. 123R as of January 1, 2006 and in accordance with the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock options at the date of grant and the re-assessed fair value of the Company’s common stock on the date of grant. This deferred compensation is amortized to stock compensation expense on a straight-line basis over the period during which the options vest, generally four years. Cancellations of approximately $7,000 and $1,000 were recorded during the three-month periods ended June 30, 2007 and 2006, respectively. Cancellations of approximately $9,000 and $8,000 were recorded during the six-month periods ended June 30,

2007 and 2006, respectively. Amortization of deferred stock-based compensation was approximately $3,000 in each of the three months ended June 30, 2007 and 2006. Amortization of deferred stock-based compensation was approximately $5,000 and $6,000 in the six-month periods ended June 30, 2007 and 2006, respectively.

Notes Receivable from Stockholders

In January 2007, the Company’s board of directors forgave all outstanding non-recourse promissory notes from certain current and former officers of the Company in the amount of $379,000, including accrued interest, that was recorded as part of stock based compensation. These non-recourse promissory notes were issued in exchange for the exercise of stock options to purchase an aggregate 128,886 shares of common stock and in exchange for 140,000 shares of the Company’s common stock issued under restricted stock purchase agreements.

2000 Stock Incentive Plan and 2007 Stock Plan

During the three months ended June 30, 2007, the Company granted 55,750 options to employees and members of the board of directors with a fair value of approximately $281,000 that is expected to be recognized over a period of approximately one to four years. During the three months ended June 30, 2006, the Company granted 46,499 options to employees with a fair value of approximately $328,000 that was expected to be recognized over a period of approximately three to four years.

During the six months ended June 30, 2007, the Company granted 175,074 options to employees and members of the board of directors with a fair value of approximately $1,728,000 that is expected to be recognized over a period of approximately one to four years. During the six months ended June 30, 2006, the Company granted 234,784 options to employees and members of the board of directors with a fair value of approximately $1,043,000 that was expected to be recognized over a period of approximately three to four years.

Note 6. Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN No. 48”) on January 1, 2007. As a result of the implementation of FIN No. 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $1,428,236 of unrecognized tax benefits, none of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we have no accrued interest or penalties related to uncertain tax positions.

The tax years 2000 to 2006 remain open to examination by one or more of the major taxing jurisdictions to which we are subject.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	the filing for regulatory approvals and the timing of such filings;

•	the successful completion of clinical trials with respect to NeurogesX’ lead product candidate, NGX-4010;

•	potential receipt of product candidate regulatory approval;

•	losses, costs, expenses, expenditures and cash flows;

•	the sufficiency of existing resources to fund our operations into late 2008;

•	the scope and size of research and development efforts and programs, including potential increases in focus on development of additional product candidates;

•	potential competitors and competitive products;

•	discussions with potential partners

•	expected pricing pressures in connection with potential future sales of NGX-4010;

•	capital requirements and our needs for additional financing;

•	future payments under lease obligations and equipment financing lines;

•	expected future sources of revenue and capital; and

•	our plans with respect to the scope of our insurance coverage.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing novel pain management therapies. We are assembling a portfolio of pain management product candidates and are developing innovative new therapies based on known chemical entities. Our initial focus is on chronic peripheral neuropathic pain, including postherpetic neuralgia, or PHN, painful HIV-distal sensory polyneuropathy, or HIV-DSP, and painful diabetic neuropathy, or PDN. Our most advanced product candidate, NGX-4010, a synthetic capsaicin-based topical patch designed to manage pain associated with peripheral neuropathic pain conditions, has completed two pivotal Phase 3 clinical trials that have met their primary endpoints, one in PHN and one in HIV-DSP. The results demonstrated that a single 30 or 60 minute application of NGX-4010, depending on the indication, may provide at least 12 weeks of clinically-meaningful pain relief. We expect to file a marketing authorization application, or MAA, in Europe for NGX-4010 in 2007 based upon existing clinical trial data. If the safety and efficacy of NGX-4010 are confirmed by one or more of our two ongoing pivotal Phase 3 clinical trials, we intend to file a new drug application, or NDA, in the United States in 2008. We are developing a non-patch liquid formulation of synthetic capsaicin, NGX-1998, and an opioid analgesic for use in managing pain associated with other chronic pain conditions, such as cancer pain. We currently have no products approved for commercial sale and have not generated any revenues. We hold all worldwide commercial rights to our product candidates and are actively engaged in partnering discussions in anticipation of potential European product approval and launch.

We were incorporated in 1998 as Advanced Analgesics, Inc., and commenced operations in 2000 as NeurogesX, Inc. From inception through 2001 our primary activities were related to formulation development and preclinical studies of our lead product candidate NGX-4010. Since 2002, our focus has expanded to include clinical development of our lead product candidate, NGX-4010, establishing sources of supply and manufacturing processes for NGX-4010 and more recently, the initiation of clinical and preclinical evaluation of new product candidates, such as NGX-1998 and an opioid analgesic prodrug platform.

We are a development stage company. To date, we have not generated any revenues and have funded our operations primarily by selling equity securities and establishing debt facilities. We have incurred significant losses since our inception. As of June 30, 2007, we had a deficit accumulated during the development stage of approximately $147.0 million, of which approximately $38.9 million represents non cash charges for the accretion of redeemable convertible preferred stock. We expect our operating losses to increase over the next several years as we continue clinical development of NGX-4010, seek regulatory approvals and, if these efforts are successful, commence commercialization activities. During this time, we also intend to increase our focus on preclinical and clinical development of additional product candidates including NGX-1998 and our opioid analgesic, and potentially other product candidates which may be internally developed or acquired.

Critical Accounting Policies and Significant Judgments and Estimates

As of the date of the filing of this quarterly report, we believe that there have been no material changes to our critical accounting policies during the three months ended June 30, 2007 compared to those discussed in our Final Prospectus dated May 1, 2007. Certain of our accounting policies require the use of management judgment and estimates and actual results may differ from those estimates. A discussion of recently issued accounting standards can be found in Note 2 of the unaudited condensed consolidated financial statements.

Stock-Based Compensation

The following tables show the assumptions used to compute stock-based compensation expense for stock options granted to employees and nonemployees and for our Employee Stock Purchase Plan during the three and six months ended June 30, 2007 and 2006 using the Black-Scholes option valuation method:

Employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Volatility for stock options	71%	77%	71- 77%	77%
Volatility for ESPP	44 – 61%	—	44 – 61%	—
Expected life (in years) for stock options	6.0	6.0	6.0	6.0
Expected life (in years) for ESPP	0.5 – 1.0	—	0.5 – 1.0	—
Risk-free interest rate	4.8%	5.0%	4.6 – 4.8%	4.6 – 5.0%

Non-employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected dividend yield	0%	0%	0%	0%
Expected volatility	71%	77%	71 – 77%	77%
Expected life	6.8 – 9.0	5.4 – 9.5	6.8 – 9.0	5.4 –9.8
Risk-free interest rate	5.0 – 5.1%	5.1%	4.5 –5.1%	4.7 – 5.1%

We recognized stock-based compensation expense, which includes fair value of options granted since January 1, 2006 under Statement of Financial Accounting Standards No. 123R, Share-Based Payments, amortization of deferred stock compensation, the costs of variable awards to consultants and forgiven notes receivable and related interest, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$176	$160	$525	$264
General and administrative	25	854	506	1,238

Total stock-based compensation	$201	$1,014	$1,031	$1,502

Estimation of Fair Value of Warrants to Purchase Redeemable Convertible Preferred Stock

We accounted for warrants to purchase redeemable convertible preferred stock pursuant to the Financial Accounting Standards Board Staff Position, or FSP, No. 150-5, Issuers Accounting under

Statement No. 150 for Freestanding Warrants and Other similar Instruments on Shares that are Redeemable, or, which required us to classify these warrants as current liabilities and to adjust the value of these warrants to their fair value at the end of each reporting period. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option valuation model, based on the estimated market value of the underlying redeemable convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying redeemable convertible preferred stock. These estimates, especially the market value of the underlying redeemable convertible preferred stock and the expected volatility, are highly judgmental.

Upon the closing of our initial public offering, or IPO, on May 7, 2007, all outstanding warrants to purchase shares of preferred stock were converted to warrants to purchase shares of our common stock and, as a result, are no longer subject to FSP No. 150-5. The then-current aggregate fair value of these warrants of approximately $426,000 was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity (deficit), and we have ceased to record any further periodic fair value adjustments.

Results of Operations

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

Since our inception, NGX-4010 has accounted for in excess of 90% of our external research and development expenses and in the three and six-month periods ended June 30, 2007 these expenses totaled approximately $3.9 million and $8.0 million, respectively. We commence tracking the separate, external costs of a project when we determine that a project has a reasonable chance of entering clinical development. We use our internal research and development resources across several projects and many resources are not attributable to specific projects. Accordingly, we do not account for our internal research and development costs on a project basis. However, we believe that the proportion of our internal costs associated with NGX-4010 compared to other research and development programs would be similar to that reflected in our external expenses.

The process of conducting preclinical testing and clinical trials necessary to obtain FDA approvals is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, patient enrollment, manufacturing capabilities, successful clinical results, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when or to what extent we will generate revenues from commercialization and sale of any of our product candidates. Currently we are primarily focused on completing the development of our lead product candidate, NGX-4010, for patients with PHN and HIV-DSP. Our plans currently anticipate filing an MAA in 2007 and filing an NDA in the United States in 2008. We anticipate that our overall research and development expenditures may increase in the coming quarter or two as we near completion of our currently ongoing phase 3 studies in PHN and HIV-DSP and as we continue to increase our spending in support of planned regulatory filings both in Europe and in the U.S. As we move into 2008 through at least the first half of 2008, we anticipate that our research and development expenses may be lower as our focus may shift to the planning and initiation of our clinical programs in PDN and NGX-1998.

Our general and administrative expenses consist primarily of salaries and benefits, professional fees related to our administrative, finance, human resource, legal and information technology functions, marketing expenses, costs associated with our status as a public company and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. We anticipate that our general and administrative expenses will increase in real dollars and also as a percentage of total expenses throughout 2007 and over the next several years. The increase in real dollar expenses is likely to be attributable to increasing marketing activities in anticipation of, and upon receipt of, required regulatory approvals, the costs of hiring and deploying a sales force in the United States to support a commercial launch of our product, should we achieve FDA approval, and the costs of being a public company, as well as the need to add additional personnel in all of the key functional areas that support growth of our general operations, including accounting and finance, legal and human resources.

Comparison of Three Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2007	2006
	(in thousands, except percentages)
Research and development expenses	$(5,990)	$(4,600)	$1,390	30%
General and administrative expenses	(1,416)	(1,474)	(58)	(4)%
Interest income	465	137	328	239%
Interest expense	(317)	—	317	—
Other income (expense), net	301	(162)	463	286%

Research and Development Expenses. Research and development expenses increased approximately $1.4 million, or 30%, to $6.0 million in the three months ended June 30, 2007 from $4.6 million for the same period in 2006. Research and development expenses increased primarily as a result of a $0.8 million increase in clinical study costs associated with NGX-4010. Although we were actively engaged in two phase 3 studies in each of these three-month periods, the size and complexity of the studies in the 2007 quarter were greater, resulting in increased costs. The remainder of the increase in research and development expenses is attributable to a $0.3 million increase in regulatory costs, a $0.2 million increase in quality assurance costs, both of which are attributable to preparation for our MAA filing expected in late 2007 as well as a $0.1 increase in costs related to our NGX-1998, primarily related to toxicology work on NGX-1998, and our new product development efforts.

General and Administrative Expenses. General and administrative expenses decreased approximately $0.1 million, or 4%, to $1.4 million in the three months ended June 30, 2007 from $1.5 million in the three months ended June 30, 2006. Within general and administrative expenses, non-cash stock-based compensation decreased in the June 30, 2007 quarter by approximately $0.8 million. This decrease was offset by a $0.3 million increase in marketing expenses as we began to build out our marketing infrastructure with the hiring of a senior level marketing executive in June 2006 as well as activities related to conventions and symposia as we begin the process of market education for NGX-4010, a $0.3 million increase in legal, accounting and other professional services associated with being a public company and a $0.2 million increase in salary and employee related expense in connection with our continued build out of infrastructure in support of both general growth and the additional requirements of being a public company.

Interest income. Interest income increased approximately $0.3 million, or 239%, to $0.5 million in the three months ended June 30, 2007. This increase was primarily attributable to an increase in invested assets due to both the completion of our IPO on May 7, 2007 as well as the exercise of preferred stock warrants in the first quarter of 2007.

Interest expense. Interest expense increased approximately $0.3 million to $0.3 million in the three months ended June 30, 2007 due to our borrowing approximately $10.0 million under certain notes payable in the third quarter of 2006. There was no debt outstanding in the first half of 2006 and, consequently, we had no interest expense in the three months ended June 30, 2006.

Other income (expense), net. Other income (expense), net increased approximately $0.5 million, or 286%, to approximately $0.3 million in income in the three months ended June 30, 2007 from approximately $0.2 million in expense for the same period in 2006. This increase was attributable to the revaluation of our preferred stock warrant liability.

Comparison of Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2007	2006
	(in thousands, except percentages)
Research and development expenses	$(12,185)	$(9,409)	$2,776	30%
General and administrative expenses	(3,069)	(2,467)	602	24%
Interest income	667	270	397	147%
Interest expense	(649)	—	649	—
Other income (expense), net	360	(51)	411	806%

Research and Development Expenses. Research and development expenses increased approximately $2.8 million, or 30%, to $12.2 million in the six months ended June 30, 2007 from $9.4 million for the same period in 2006. Research and development expenses increased primarily as a result of a $1.4 million increase in clinical study costs primarily due to the higher costs associated with conducting our Phase 3 study in HIV-DSP due to the large number of patients enrolled and the costs of conducting this study internationally. Additional increases in the six months ended June 30, 2007 were attributable to a $0.6 million increase in regulatory expenses and a $0.4 million increase in quality assurance expenses as we began preparations of our MAA filing in Europe for NGX-4010, a $0.3 million increase in manufacturing costs associated with NGX-4010 as we worked to complete our product development activities in advance of our MAA filing, a $0.3 million increase in development work related to new product areas including initiating toxicology studies and small scale studies under an exploratory IND for NGX-1998 as well as research associated with our opioid prodrug program and a $0.3 million increase in non-cash stock-based compensation. These increases were offset by a $0.4 million decrease in nonclinical costs associated with NGX-4010 as the majority of our nonclinical activities for this product candidate were completed in 2006.

General and Administrative Expenses. General and administrative expenses increased approximately $0.6 million, or 24%, to $3.1 million in the six months ended June 30, 2007 from $2.5 million for the same period in 2006. The increase was due to a $0.6 million increase in marketing and related expenses as we began to build our general and marketing infrastructure, performed market analyses and began market education efforts in preparation for potential product approval and launch of NGX-4010. Additional increases included a $0.4 million increase in general and administrative salaries and related expenses, a $0.4 million increase in professional fees, including legal and accounting fees, all primarily related to infrastructure development and public company costs. These increases were offset by a $0.7 million decrease in non-cash stock-based compensation expense primarily due to the fact that variable accounting for stock-based awards ceased with the forgiveness of certain notes payable in January 2007.

Interest income. Interest income increased approximately $0.4 million, or 147%, to $0.7 million in the six months ended June 30, 2007 from $0.3 million for the same period in 2006. This increase was primarily attributable to an increase in invested assets, due to both the completion of our IPO on May 7, 2007 as well as the exercise of preferred stock warrants in the first quarter of 2007. Also contributing to the increase in interest income was an increase in the rate of return on invested assets.

Interest expense. Interest (expense) increased approximately $0.6 million to $0.6 million in the six months ended June 30, 2007 due to our borrowing approximately $10.0 million under certain notes payable in the third quarter of 2006. There was no debt outstanding in the first half of 2006 and consequently, we had no interest expense in the six months ended June 30, 2006.

Other income (expense), net. Other income (expense), net, increased approximately $0.4 million to $0.4 million in income in the six months ended June 30, 2007 from $0.1 million in expense in the same period in 2006. This increase is attributable to the revaluation of our preferred stock warrant liability.

Liquidity and Capital Resources

Since our inception through June 30, 2007, we have financed our operations primarily through the private placement and a public offering of our equity securities and, to a lesser extent, through debt facilities. Through June 30, 2007, we have received approximately $134.9 million from the sale of our equity securities, net of issuance costs. As of June 30, 2007, we had approximately $47.8 million in cash, cash equivalents and short-term investments. On May 7, 2007, we completed an IPO of our common stock which resulted in net cash proceeds, after deducting total estimated expenses including underwriting discounts and commissions and other-offering related expenses, of approximately $38.1 million. Our cash and investment balances are held in a variety of interest bearing instruments including obligations of U.S. government agencies, corporate bonds, commercial paper and money market funds. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

Net cash used in operating activities was approximately $14.0 million and $10.2 million during the six months ended June 30, 2007 and 2006, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, internal personnel costs associated with our research and development programs and infrastructure costs supporting our research and development activities. Included in net cash used in operating activities are net changes in assets and liabilities affecting cash, including accounts payable and accrued research and development expenses that are primarily dependent upon our research and development activities as well as the timing of our payments to our suppliers, vendors and employees.

Net cash used in investing activities was approximately $28.7 million during the six months ended June 30, 2007 and net cash provided by investing activities was approximately $2.0 million during the six months ended June 30, 2006. Investing activities consist primarily of purchases and sales of marketable securities and capital equipment purchases. Net cash used in investing activities was significantly higher in the six months ended June 30, 2007 compared to the same period in 2006 due to the investment of a majority of the net proceeds generated from our IPO in short-term investments. Purchases of property and equipment were not significant during these periods. However, we expect property and equipment expenditures to increase over the next 12 to 18 months as a result of the relocation of our corporate headquarters upon expiration of our current lease in September 2007 as well as capital requirements to support increased personnel as we continue to build our organization in anticipation of the commercial launch of NGX-4010.

Net cash provided by financing activities was approximately $47.7 million and $9.6 million during the six months ended June 30, 2007 and 2006 respectively. Financing activities consisted primarily of net proceeds from the sale of our equity securities including common and preferred stock and the exercise of options and warrants underlying these securities offset by principal repayments on our venture loan agreements which were entered into in July 2006.

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

We believe that our existing cash and investments will be sufficient to meet our projected operating requirements into late 2008. To date, however, we have incurred recurring net losses and negative cash flows from operations. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities as well as potentially through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to continue in business. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

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

(a) Evaluation of disclosure controls and procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, subject to the limitations described below, that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission, or SEC, rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

While these material weaknesses have not been fully mitigated, subsequent to the completion of our IPO we have undertaken certain actions including increasing the staffing in the accounting function and adding technical expertise in financial and SEC accounting and reporting as well as improving certain of our internal controls and processes surrounding key financial accounting areas.

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

Our success depends substantially on our most advanced product candidate, NGX-4010, a dermal patch containing a high-concentration of synthetic capsaicin. NGX-4010 has been evaluated in two completed Phase 3 clinical trials for the management of pain associated with PHN, one of which did not meet its primary endpoint, and one completed Phase 3 clinical trial for the management of pain associated with HIV-DSP. We are in the process of undertaking one additional pivotal Phase 3 clinical trial for each indication. The FDA generally requires successful completion of at least two adequate and well-controlled Phase 3 clinical trials for each indication for which we seek marketing approval before submission of an NDA. We may not have adequate financial or other resources to pursue this product candidate for either or both indications through the clinical trial process or through commercialization. The successful outcome of our ongoing Phase 3 clinical trial for painful HIV-DSP, and the required capital expenditure for such trial, depends in part on our ability to successfully complete enrollment in such trial on a timely basis. Similarly, even though our Phase 3 clinical trial for PHN completed enrollment, the ultimate expenditure associated with such trial is currently unknown, and our ability to successfully complete such trial is subject to the risks associated with the clinical development process stated below. Additionally, the ongoing trials may not achieve positive results, and, even if the results are positive, may not adequately support the results of any corresponding earlier trial. If we fail to complete our clinical trials for NGX-4010, or if these clinical trials fail to demonstrate with substantial evidence that NGX-4010 is both safe and effective, we will not be able to commercialize the product in the United States and our business will be significantly harmed, we may be unable to become profitable or continue our operations and our stock price will be adversely affected. We anticipate that we will seek FDA approval for NGX-4010 only after we have successfully met the primary endpoints of the ongoing Phase 3 trials for both PHN and HIV-DSP indications, the last of which is expected to be completed no earlier than the first half of 2008. We may, however, seek FDA approval for NGX-4010 initially for only one indication, which could delay our seeking approval of the second indication which would limit our initial sales to that one indication which may negatively impact our expected revenues or the rate of growth of revenues in the near term.

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

Some of our trial results have been negatively affected by factors that had not been fully anticipated prior to our examination of the trial results. For example, we have observed a significant “placebo effect” within our control groups—a phenomenon in which a sham treatment or, in the case of our studies, a low-dose capsaicin treatment that we believed would not be effective, results in a beneficial effect based on the patient’s expectations about the treatment rather than the treatment itself. We have also observed a gender difference in how patients experience pain and respond to both the treatment and the low concentration control. Although we have modified our protocols in ongoing studies to address these factors, there can be no assurance that these modifications will be adequate or that these or other factors that we may or may not be aware of or anticipate, will not have a negative effect on the results of our ongoing clinical trials, which could significantly disrupt our efforts to obtain regulatory approvals and commercialize our product candidates. Furthermore, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable safety risk to patients. In our completed Phase 3 trials there have been three serious adverse events (totaling less than 1%) related to NGX-4010, two related to pain and one case of hypertension. In our PHN studies C108 and C110, more cardiac adverse events occurred in subjects treated with NGX-4010 than subjects receiving the control patch. Evaluation of these adverse events did not indicate that they were treatment related. In our most recent PHN study, C116, a similar number of cardiovascular events occurred in the NGX-4010 and control groups. However, future late stage clinical trials in a larger patient population could reveal more frequent, more severe or additional side effects that were not seen or deemed unrelated in earlier studies, any of which could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities stopping further development of or denying approval of our product candidates. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial, modify our regulatory strategy or even discontinue development of one or more of our product candidates.

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

We have not prepared for or conducted any NGX-4010 clinical trials for indications other than PHN, HIV-DSP and PDN. We are in Phase 2 for the use of NGX-4010 for the management of PDN. PDN represents a much larger market opportunity than either PHN or HIV-DSP, and unless we successfully complete required clinical trials and obtain regulatory approvals for the use of NGX-4010 for PDN patients, our long term ability to succeed will be significantly and negatively impacted. We believe that, as was the case with PHN and HIV-DSP, we will have to conduct two successful Phase 3 trials for future indications, including PDN, before we can obtain approval to market our product candidates for such indications.

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

If NGX-4010 receives marketing approval, it will compete against well-established products marketed by large pharmaceutical companies with far greater name recognition and resources than we have. NGX-4010 will also compete with medications used off-label. The most directly-competitive currently-marketed products in the United States are Lidoderm, an FDA-approved 5% lidocaine topical patch for the treatment of PHN marketed by Endo Pharmaceuticals, and Neurontin and Lyrica, oral anti-convulsants, marketed by Pfizer for use in the treatment of PHN. In addition to these branded drugs, the FDA has approved gabapentin for use in the treatment of PHN. Gabapentin is marketed by multiple generic manufacturers, and is the most widely-prescribed drug in the United States for treatment of neuropathic pain. Pfizer has also received FDA approval of Lyrica for the treatment of PDN, epilepsy indications and general anxiety disorder. The FDA has approved Cymbalta from Eli Lilly for use in the treatment of PDN, depression and general anxiety disorder.

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

The FDA granted us orphan drug status with regard to NGX-4010 for the treatment of HIV-DSP. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity—that is, for seven years, the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances. We may be unable to obtain orphan drug designations for any additional product candidates or exclusivity for any of our product candidates, or our potential competitors may obtain orphan drug exclusivity for capsaicin-based products competitive with our product candidates before we do, in which case we may be excluded from that market for the exclusivity period. In addition, orphan drug designation previously granted may be withdrawn under certain circumstances. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it if a competitive product is shown to be clinically superior to our product. Although obtaining FDA approval to market a product with orphan exclusivity can be advantageous, there can be no assurance that it would provide us with a significant commercial advantage.

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

The existence of material weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period, and the process of designing and implementing effective internal controls and procedures is a continuous effort that requires us to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we have taken or will take in the future will remediate the material weaknesses noted by our independent public accounting firm or that we will implement and maintain adequate controls over our financial processes and reporting in the future. In addition, we cannot assure you that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company and we may not be able to provide a report on the effectiveness of our internal controls for the year ending December 31, 2008, or later. Any failure by us to timely provide the required financial information or provide a report on the effectiveness of our internal controls could materially and adversely impact our financial condition and the market value of our securities.

Risks Related to Our Finances and Capital Requirements

We have incurred operating losses in each year since inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have not generated any revenue to date and we have incurred operating and net losses each year since our inception in 1998. Our net loss for the six months ended June 30, 2007 was approximately $14.9 million. As of June 30, 2007 we had an accumulated deficit of approximately $147.0 million. We expect to incur increasing losses for several years, as we develop, seek regulatory approvals for and commercialize NGX-4010, and continue other research and development activities. If NGX-4010 fails in clinical trials, does not gain regulatory approval or does not achieve market acceptance, we will not generate any revenue. We cannot assure you that we will be profitable even if we commercialize NGX-4010. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We will require substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs or commercialization efforts.

We expect our negative cash flows from operations to continue at least until we obtain regulatory approval for and are able to commercialize NGX-4010, which we believe will not occur until 2008, at the earliest. Our audit report in our 2006 consolidated financial statements contains an explanatory paragraph stating that our recurring net losses, negative cash flows from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. We believe, based on our current operating plan and the proceeds from our IPO completed in May 2007, that our cash, cash equivalents and marketable securities will be sufficient to fund our operations into late 2008. The development and regulatory approval of NGX-4010 and other product candidates and the acquisition and development of additional products or product candidates by us, as well as the development of our sales and marketing capabilities, will require the commitment of substantial funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in this prospectus lapse, the trading price of our common stock could decline. Based on shares outstanding as of July 31, 2007, we have outstanding a total of 13,431,947 shares of common stock. Of these shares, only the 4,000,000 shares of common stock sold by us in our recent offering will be freely tradable, without restriction, in the public market. Our underwriters, however, may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

We expect that the lock-up agreements pertaining to our IPO will expire on our about November 1, 2007 although those lock-up agreements may be extended for up to an additional 34 days under certain circumstances. After the lock-up agreements expire, based on shares outstanding as of December 31, 2006, up to an additional 8,040,570 shares of common stock will be eligible for sale in the public market, 6,209,274 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 681,228 shares of common stock that are subject to outstanding options as of December 31, 2006 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and their affiliates beneficially own or control approximately 37.6% of the outstanding shares of our common stock (after giving effect the exercise of all outstanding vested and unvested options and warrants), as of July 31, 2007. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

2000 Stock Incentive Plan

During the three months ended June 30, 2007, we issued an aggregate of 104 shares of common stock to an employee pursuant to the exercise of a stock option under our 2000 Stock Incentive Plan at an exercise price of $2.55 per share for an aggregate consideration of approximately $265.

The sale of securities under our 2000 Stock Incentive Plan was deemed to be exempt from registration in reliance in Rule 701 promulgated under Section 3(b) under the Securities Act as a transaction pursuant to a compensatory benefit plan or a written contract relating to compensation.

Initial Public Offering and Use of Proceeds

We registered our common stock, par value $0.001 per share, on a Registration Statement on Form S-1 (Registration No. 333-140501), for an IPO that was declared effective on May 1, 2007. On May 7, 2007 we completed the IPO by selling 4.0 million shares at $11.00 per share. Gross proceeds from the offering were $44.0 million. Total expenses for this offering were approximately $5.9 million, which included underwriting discounts and commissions of approximately $3.1 million and $2.8 million in other offering-related expenses. The net offering proceeds to us, after deducting total estimated expenses were approximately $38.1 million. The underwriters of the IPO were Morgan Stanley & Co. Incorporated, Pacific Growth Equities, LLC, Lazard Capital Markets LLC and Susquehanna Financial Group, LLLP.

As of June 30, 2007, approximately $3.0 million of the proceeds of the offering had been used to fund the continued development of our lead product candidate NGX-4010, $0.6 million in the development of our new product initiatives, NGX-1998 and our opioid prodrug platform, and $1.2 million for general corporate purposes including the repayment of notes payable, in accordance with their scheduled amortization. The remaining net proceeds have been invested in accordance with our investment policies. There have been no material changes to our planned use of proceeds from our IPO as described in our final prospectus dated May 1, 2007 filed with the SEC pursuant to Rule 424(b)(4).

The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates other than payments to officers for salaries and other compensation and payments to non-employee directors as compensation for board or board committee service in the ordinary course of business.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In April 2007, our stockholders authorized by written consent submitted in March 2007 the following actions:

•	the adoption of our Amended and Restated Certificate of Incorporation to become effective in connection with our IPO;

•	the adoption of our Amended and Restated Bylaws to become effective upon completion of our IPO;

•	the allocation of existing members of our board of directors as Class I, II or III directors effective as of the completion of our IPO as follows:

Class I:	Daniel K. Turner and Alix Marduel;
Class II:	Robert Nelsen and Jean-Jacques Bienaimé; and
Class III:	Neil Kurtz and Anthony DiTonno;

•	the adoption of our 2007 Stock Plan;

•	the adoption of our 2007 Employee Stock Purchase Plan;

•	the waiver of certain registration and notice rights of holders of our preferred stock in connection with our IPO;

•	the election to convert all issued and outstanding shares of preferred stock into shares of Common Stock in connection with our IPO;

•	the approval of the form of indemnification agreement for our officers and directors; and

•	the approval of a 1-for-15 reverse split of our common stock.

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

The terms of the Class I directors listed above expire at the first regularly scheduled annual meeting of stockholders after the consummation of our IPO. The terms of the Class II and Class III directors listed above expire at each successive regularly scheduled meeting of stockholders thereafter, respectively.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

4.2	Third Amended and Restated Investors’ Rights Agreement by and between Registrant and certain stockholders, dated as of November 14, 2005. (1)

4.3	Warrant to Purchase Series A Preferred Stock by and between Registrant and Silicon Valley Bank, dated as of December 14, 2000. (1)

4.4	Warrant to Purchase Series B Preferred Stock by and between Registrant and Silicon Valley Bank, dated as of May 1, 2002. (1)

4.5	Warrant to Purchase Shares of Series C2 Preferred Stock by and between Registrant and Horizon Technology Funding Company II LLC, dated as of July 7, 2006. (1)

4.6	Warrant to Purchase Shares of Series C2 Preferred Stock by and between Registrant and Horizon Technology Funding Company II LLC, dated as of July 7, 2006. (1)

4.7	Warrant to Purchase Shares of Series C2 Preferred Stock by and between Registrant and Oxford Finance Corporation, dated as of July 7, 2006. (1)

4.8	Form of First Warrant to Purchase Series C2 Preferred Stock. (1)

4.9	Form of Second Warrant to Purchase Series C2 Preferred Stock. (1)

10.1	2007 Stock Plan. (1)

10.2	2007 Employee Stock Purchase Plan. (1)

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2007	NEUROGESX, INC.
(Registrant)

/s/ Anthony A. DiTonno
Anthony A. DiTonno
President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen F. Ghiglieri
Stephen F. Ghiglieri
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

4.2	Third Amended and Restated Investors’ Rights Agreement by and between Registrant and certain stockholders, dated as of November 14, 2005. (1)

4.3	Warrant to Purchase Series A Preferred Stock by and between Registrant and Silicon Valley Bank, dated as of December 14, 2000. (1)

4.4	Warrant to Purchase Series B Preferred Stock by and between Registrant and Silicon Valley Bank, dated as of May 1, 2002. (1)

4.5	Warrant to Purchase Shares of Series C2 Preferred Stock by and between Registrant and Horizon Technology Funding Company II LLC, dated as of July 7, 2006. (1)

4.6	Warrant to Purchase Shares of Series C2 Preferred Stock by and between Registrant and Horizon Technology Funding Company II LLC, dated as of July 7, 2006. (1)

4.7	Warrant to Purchase Shares of Series C2 Preferred Stock by and between Registrant and Oxford Finance Corporation, dated as of July 7, 2006. (1)

4.8	Form of First Warrant to Purchase Series C2 Preferred Stock. (1)

4.9	Form of Second Warrant to Purchase Series C2 Preferred Stock. (1)

10.1	2007 Stock Plan. (1)

10.2	2007 Employee Stock Purchase Plan. (1)

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.