Form 10-Q
period 2007-09-30
NeurogesX Inc
filed 2007-11-14
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33438

NEUROGESX, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3307935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2215 Bridgepointe Parkway, Suite 200 San Mateo, California	94404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 358-3300

981 Industrial Blvd, Suite F.

San Carlos, California 94070

(Former Address)

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

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, outstanding as of October 31, 2007: 13,436,882

NEUROGESX, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Page

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements (unaudited)	1
Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006, and the period from May 28, 1998 (date of inception) to September 30, 2007	2
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, and the period from May 28, 1998 (date of inception) to September 30, 2007	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4T. Controls and Procedures	23

PART II. OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	45
Item 4. Submission of Matters to a Vote of Security Holders	45
Item 5. Other Information	45
Item 6. Exhibits	46

SIGNATURES	47

EXHIBIT INDEX	48

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$10,021	$11,908
Short term investments	29,321	1,994
Prepaid expenses and other current assets	733	659

Total current assets	40,075	14,561
Property and equipment, net	208	159
Restricted cash	240	—
Other assets	67	98

Total assets	$40,590	$14,818

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,134	$1,675
Accrued compensation	330	199
Accrued research and development	2,165	1,133
Other accrued expenses	519	990
Preferred stock warrant liability	—	7,549
Notes payable - current portion	3,741	2,437

Total current liabilities	8,889	13,983
Non-current liabilities:
Notes payable - non-current portion	4,035	6,737
Deferred rent	39	—
Accrued research and development – non-current	338	—

Total non-current liabilities	4,412	6,737

Commitments and contingencies

Redeemable convertible preferred stock	—	116,164
Stockholders’ equity (deficit):
Common stock	14	1
Additional paid-in capital	183,455	5,505
Deferred stock-based compensation	(17)	(45)
Accumulated other comprehensive income	58	—
Deficit accumulated during the development stage	(156,221)	(127,527)

Total stockholders’ equity (deficit)	27,289	(122,066)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$40,590	$14,818

See accompanying notes.

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 28, 1998 (inception) to September 30,
	2007	2006	2007	2006	2007
Operating expenses:
Research and development(1)	$7,481	$4,918	$19,667	$14,318	$89,733
General and administrative(2)	1,973	983	5,042	3,458	26,460

Total operating expenses	9,454	5,901	24,709	17,776	116,193

Loss from operations	(9,454)	(5,901)	(24,709)	(17,776)	(116,193)
Interest income	562	229	1,229	498	3,471
Interest expense	(299)	(218)	(948)	(218)	(1,655)
Other income (expense), net	—	243	360	191	(2,940)

Net loss before cumulative effect of change in accounting principle	(9,191)	(5,647)	(24,068)	(17,305)	(117,317)
Cumulative effect of change in accounting principle	—	—	—	—	(32)

Net loss	(9,191)	(5,647)	(24,068)	(17,305)	(117,349)
Accretion of redeemable convertible preferred stock	—	(3,052)	(4,626)	(8,039)	(38,872)

Loss attributable to common stockholders	$(9,191)	$(8,699)	$(28,694)	$(25,344)	$(156,221)

Net loss per common share – basic and diluted:
Loss per share attributable to common stockholders	$(0.68)	$(23.20)	$(3.86)	$(73.04)

Shares used to compute basic and diluted loss per common share attributable to common stockholders	13,429,471	375,015	7,434,588	347,010

Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$210	$78	$735	$342
(2) General and administrative	179	292	685	1,530

	$389	$370	$1,420	$1,872

See accompanying notes.

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Period from May 28, 1998 (inception) to September 30,
	2007	2006	2007
Operating activities:
Net loss	$(24,068)	$(17,305)	$(117,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	186	1,343
Amortization of debt issuance costs	149	39	245
Amortization of investment premiums	(571)	(11)	(229)
Stock based compensation	1,420	1,872	6,613
Loss on disposal of fixed assets	—	—	88
Revaluation of preferred stock warrant liability	(360)	(198)	2,888
Changes in operating assets and liabilities:
Other current assets	(74)	(20)	(733)
Other assets	—	(149)	(116)
Accounts payable	459	306	2,134
Accrued compensation	131	(26)	330
Accrued research and development	1,370	305	2,503
Other accrued expenses	(403)	63	213

Net cash used in operating activities	(21,880)	(14,938)	(102,070)
Investing activities:
Purchases of short-term investments	(43,948)	(5,457)	(113,778)
Proceeds from maturities of short-term investments	17,250	3,276	84,744
Restricted cash	(240)	—	(240)
Purchases of property and equipment	(71)	(121)	(1,594)

Net cash used in investing activities	(27,009)	(2,302)	(30,868)
Financing activities:
Proceeds from notes payable	—	10,000	11,092
Repayment of notes payable	(1,515)	—	(3,042)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	10,083	14,611	96,187
Proceeds from issuance of common stock	38,434	106	38,722

Net cash provided by financing activities	47,002	24,717	142,959
Net increase/(decrease) in cash and cash equivalents	(1,887)	7,477	10,021
Cash and cash equivalents, beginning of period	11,908	10,031	—

Cash and cash equivalents, end of period	$10,021	$17,508	$10,021

Supplemental cash flow information:
Cash paid for interest	$719	$172	$1,292

See accompanying notes.

NEUROGESX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The Company

Nature of Operation and Basis of Preparation

NeurogesX, Inc. (the “Company”), is a biopharmaceutical company focused on developing and commercializing novel pain management therapies. The Company’s initial focus is on chronic peripheral neuropathic pain. The Company’s lead product candidate, NGX-4010, a synthetic capsaicin-based topical patch designed to manage pain associated with peripheral neuropathic pain conditions, has completed three pivotal Phase 3 clinical trials that have met their primary endpoints, two in postherpetic neuralgia (“PHN”) and one in HIV-distal sensory polyneuropathy (“HIV-DSP”).

The Company was founded as Advanced Analgesics, Inc. on May 28, 1998 and changed its name to NeurogesX, Inc. in September 2000. In January 2007, the Company’s board of directors approved the reincorporation of the Company into Delaware. The Company was previously a California corporation. The reincorporation was completed in February 2007. The Company is located in San Mateo, California. Since its inception, the Company has devoted substantially all of its efforts to the development of NGX-4010, establishing its offices, recruiting personnel, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage.

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

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$210	$78	$735	$342
General and administrative	179	292	685	1,530

Total stock-based compensation	$389	$370	$1,420	$1,872

The components of stock-based compensation expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Share based payments granted subsequent to December 31, 2005 under SFAS No. 123R	$384	$79	$1,123	$200
Compensation expense related to non-employee options and variable accounting for stock-based awards	3	288	(89)	1,663
Compensation expense related to forgiveness of non-recourse promissory notes	—	—	379	—
Amortization of deferred stock-based compensation	2	3	7	9

Total stock-based compensation	$389	$370	$1,420	$1,872

Certain of our stock options are granted to officers and employees with vesting acceleration features based upon the achievement of certain performance milestones. The timing of the attainment of these milestones may affect the timing of the expense recognition under SFAS No. 123R.

The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted to employees and directors and for the Company’s Employee Stock Purchase Plan (“ESPP”) during the three and nine-month periods ended September 30, 2007 and 2006 using the Black-Scholes valuation model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Volatility for stock options	71%	77%	71 – 77%	77%
Expected life (in years) for stock options	6.0	6.0	6.0	6.0
Risk-free interest rate	4.5%	4.9%	4.5 – 4.8%	4.6 – 5.0%

Volatility for ESPP	44 – 61%	N/A	44 – 61%	N/A
Expected life (in years) for ESPP	0.5 – 1.0	N/A	0.5 – 1.0	N/A
Risk-free interest rate for ESPP	4.9 – 5.0%	N/A	4.9 – 5.0%	N/A

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

The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to non-employees during the three and nine-month periods ended September 30, 2007 and 2006 using the Black-Scholes valuation model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Volatility	71%	77%	71 – 77%	77%
Expected life (in years)	8.3 – 8.8	3.8 – 9.8	6.8 – 9.3	3.8 – 9.8
Risk-free interest rate	4.6%	4.7 – 5.1%	4.5 – 5.1%	4.7 – 5.1%

Comprehensive Loss

The Company reports comprehensive loss and its components as part of total stockholders’ equity. Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale investments. We recorded approximately $24,000 and $6,000 for the three months ended September 30, 2007 and 2006, respectively, as unrealized gains on our available-for-sale investments. We recorded $58,000 and $7,000 for the nine months ended September 30, 2007 and 2006, respectively, as unrealized gains on our available-for-sale investments.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period less the weighted average unvested common shares subject to repurchase and without consideration for common stock equivalents. Diluted loss per common share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share and share equivalents outstanding for the period less the weighted average unvested common shares subject to repurchase. The weighted-average number of common shares equivalents includes dilutive common stock equivalents for the period determined using the treasury-stock method. For purposes of this calculation, warrants and options to purchase common stock, as well as preferred stock prior to our IPO, are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands except share and per share data)
Historical
Numerator:
Net loss	$(9,191)	$(5,647)	$(24,068)	$(17,305)
Accretion of redeemable convertible preferred stock	—	(3,052)	(4,626)	(8,039)

Loss applicable to common stockholders	$(9,191)	$(8,699)	$(28,694)	$(25,344)

Denominator:
Weighted-average common shares outstanding	13,432,698	379,305	7,437,852	350,680
Less: Weighted-average unvested common shares subject to repurchase	(3,227)	(4,290)	(3,264)	(3,670)

Denominator for basic and diluted loss per share applicable to common stockholders	13,429,471	375,015	7,434,588	347,010

Basic and diluted loss per share applicable to common stockholders	$(0.68)	$(23.20)	$(3.86)	$(73.04)

Historical outstanding dilutive securities not included in diluted loss per share applicable to common stockholder calculation
Redeemable convertible preferred stock	—	7,825,753	—	7,825,753
Options to purchase common stock	816,874	823,524	816,874	823,524
Warrants outstanding	59,573	955,870	59,573	955,870

	876,447	9,605,147	876,447	9,605,147

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS No. 157 will have on our financial position and results of operations.

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

Note 3. Commitments and Contingencies

Operating Leases

The Company leases its office facility and certain office equipment under operating leases. The Company’s lease for its office facility in San Carlos, California expired on September 30, 2007. There were no costs incurred associated with the expiration of our operating lease for our previous office facility in San Carlos, California. The Company entered into a sublease agreement for its new corporate headquarters with Oracle USA, Inc., on September 6, 2007. The facility, consisting of approximately 26,386 square feet of office space, is in San Mateo, California. The term of the lease commenced on September 14, 2007 and expires on July 31, 2012. The terms of the sublease include base rent of approximately $2.3 million payable over the sublease term, a period of free rent, rent escalation and a tenant improvement allowance of approximately $106,000, which we expect to record over the term of the lease. As of September 30, 2007, we have recorded $39,000 in deferred rent, a non-current liability. The Company’s obligation under the sublease is secured by a letter of credit in the amount of $240,000, which the full amount is secured by a certificate of deposit that is included in the Company’s balance sheet at September 30, 2007 as restricted cash, a non-current asset.

We record rent expense on a straight line basis over the lease term and have recorded approximately $101,000 and $55,000 in the three month periods ended September 30, 2007 and 2006, respectively and approximately $213,000 and $159,000 in the nine month periods ended September 30, 2007 and 2006, respectively.

Below are our estimated remaining contractual obligations relating to our new office lease as of September 30, 2007 (in thousands):

Year Ended December 31,	Operating Lease
2007	$—
2008	324
2009	435
2010	559
2011	612
2012	369

Total	$2,299

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

In May 2007, the Company completed its IPO as a result of which all of the existing shares of the Company’s preferred stock were converted to common stock. At the time of the completion of the IPO, the Company had outstanding warrants to purchase 33,600 shares of its Series A preferred stock, 20,000 shares of its Series B preferred stock, and 840,000 shares of its Series C2 preferred stock. Upon closing of the Company’s IPO, warrants to purchase 893,600 shares of the Company’s preferred stock were converted into warrants to purchase 59,573 shares of the Company’s common stock, of which at September 30, 2007, warrants to purchase 56,000 shares of the Company’s common stock automatically exercise in the event of an acquisition of the Company. The Company performed a final remeasurement to determine the fair value of such financial instruments prior to the conversion. The resulting fair value of $426,000 was reclassified to additional paid-in capital.

For the three and nine months ended September 30, 2007, the Company recorded approximately $0 and $360,000, respectively, reflected as other income for the decrease in fair value of all preferred stock warrants. For the three and nine months ended September 30, 2006, the Company recorded approximately $240,000 and $189,000, respectively, reflected as other income for the decrease in fair value of all preferred stock warrants.

The Company values its warrants using the Black-Scholes valuation method. The assumptions used in valuing these warrants are presented in the table below. There were no warrants that were subject to fair value remeasurement during the three months ended September 30, 2007 due to the conversion of all warrants to purchase preferred stock to warrants to purchase common stock as a result of our IPO, therefore assumptions used in valuing these warrants are presented only for the periods in which there were periodic remeasurements:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected dividend yield	0%	0%
Expected volatility	59%	59 – 77%
Expected life	2.0	2.0 – 7.0
Risk-free interest rate	4.7%	4.6 – 5.2%

Period from January 1, 2007 to May 7, 2007
Expected dividend yield	0%
Expected volatility	59 – 74%
Expected life	1.6 – 6.8
Risk-free interest rate	4.6 – 4.9%

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

Deferred Stock-Based Compensation

Prior to the adoption of SFAS No. 123R as of January 1, 2006 and in accordance with the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock options at the date of grant and the re-assessed fair value of the Company’s common stock on the date of grant. This deferred compensation is amortized to stock compensation expense on a straight-line basis over the period during which the options vest, generally four years. Amortization of deferred stock-based compensation was approximately $2,000 and $3,000 during the three months ended September 30, 2007 and 2006, respectively. Amortization of deferred stock-based compensation was approximately $7,000 and $9,000 in the nine-month periods ended September 30, 2007 and 2006, respectively. There were no cancellations during the three-month periods ended September 30, 2007 and 2006. Cancellations of approximately $9,000 and $8,000 were recorded during the nine-month periods ended September 30, 2007 and 2006, respectively.

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

2000 Stock Incentive Plan and 2007 Stock Plan

During the three months ended September 30, 2007, the Company granted options to purchase a total of 17,333 shares of the Company’s common stock to employees and members of the board of directors with a fair value of approximately $97,000 that is expected to be recognized over a period of approximately four years. During the three months ended September 30, 2006, the Company granted options to purchase a total of 45,581 shares of the Company’s common stock to employees and members of the board of directors with a fair value of approximately $363,000 that was expected to be recognized over a period of approximately three to four years.

During the nine months ended September 30, 2007, the Company granted options to purchase a total of 192,407 shares of the Company’s common stock to employees and members of the board of directors with a fair value of approximately $1,825,000 that is expected to be recognized over a period of approximately one to four years. During the nine months ended September 30, 2006, the Company granted options to purchase a total of 281,856 shares of the Company’s common stock to employees and members of the board of directors with a fair value of approximately $1,413,000 that was expected to be recognized over a period of approximately three to four years.

On September 26, 2007, the board of directors approved options to purchase a total of 292,000 shares of the Company’s common stock to certain directors, officers and employees to be granted upon the third trading day after the public release of the announcement that the European Medicines Agency had accepted the Company’s marketing authorization application filing. Such release was issued on September 27, 2007, and, therefore, these options were granted and priced on October 2, 2007. No expense was recorded in the three or nine month periods ended September 30, 2007 for these options were not deemed to be granted until October 2, 2007, however, we expect to record approximately $1.7 million over the options’ respective vesting terms.

Note 6. Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”) on January 1, 2007. As a result of the implementation of FIN No. 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had approximately $1.4 million of unrecognized tax benefits, none of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we have no accrued interest or penalties related to uncertain tax positions.

The tax years 2000 to 2006 remain open to examination by one or more of the major taxing jurisdictions to which we are subject.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. We undertake no obligation to (and expressly disclaim any such obligation to) revise or update the forward-looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	the filing for regulatory approval of NGX-4010 with the U.S. Food and Drug Administration, or FDA, the timing of such filing, and the scope of indications potentially covered by such filing;

•	the successful completion of clinical trials with respect to NeurogesX’ lead product candidate, NGX-4010;

•	potential receipt of product candidate regulatory approval;

•	losses, costs, expenses, expenditures and cash flows;

•	the sufficiency of existing resources to fund our operations into late 2008;

•	the scope and size of research and development efforts and programs, including potential increases in focus on development of additional product candidates;

•	potential competitors and competitive products;

•	discussions with potential partners;

•	expected pricing pressures in connection with potential future sales of NGX-4010;

•	capital requirements and our needs for additional financing;

•	future payments under lease obligations and equipment financing lines;

•	expected future sources of revenue and capital; and

•	our plans with respect to the scope of our insurance coverage.

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

•	positive results in clinical trials may not be sufficient to obtain FDA or European regulatory approval;

•	potential for delays in or the inability to complete commercial partnership relationships;

•	physician or patient reluctance to use NGX-4010, if approved, or the inability of physicians to obtain sufficient reimbursement for procedures using NGX-4010;

•	our ability to obtain additional financing if necessary;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.

The following discussion should be read in conjunction with the section of this quarterly report entitled “Risk Factors.”

Overview

We are a biopharmaceutical company focused on developing and commercializing novel pain management therapies. We are assembling a portfolio of pain management product candidates and are developing innovative new therapies based on known chemical entities. Our initial focus is on chronic peripheral neuropathic pain, including postherpetic neuralgia, or PHN, painful HIV-distal sensory polyneuropathy, or HIV-DSP, and painful diabetic neuropathy, or PDN. Our most advanced product candidate, NGX-4010, a synthetic capsaicin-based topical patch designed to manage pain associated with peripheral neuropathic pain conditions, has completed three pivotal Phase 3 clinical trials that have met their primary endpoints, two in PHN and one in HIV-DSP. The results to date have demonstrated that a single 30 or 60 minute application of NGX-4010, depending on the indication, may provide at least 12 weeks of clinically-meaningful pain relief. In September, 2007, we filed a marketing authorization application, or MAA, in Europe for NGX-4010 based upon existing clinical trial data, which as of the date of the filing included our first two successful Phase 3 studies, one each in PHN and HIV-DSP. We intend to file a new drug application, or NDA, in the United States in 2008. We are developing a non-patch liquid formulation of synthetic capsaicin, NGX-1998, for the treatment of neuropathic pain. We are developing a class of opioid analgesics for use in managing pain associated with other chronic pain conditions, such as cancer pain. We currently have no products approved for commercial sale and have not generated any revenues. We hold all worldwide commercial rights to our product candidates and are actively engaged in discussions with potential commercial partners.

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

We are a development stage company. To date, we have not generated any revenues and have funded our operations primarily by selling equity securities and establishing debt facilities. We have incurred significant losses since our inception. As of September 30, 2007, we had a deficit accumulated during the development stage of approximately $156.2 million, of which approximately $38.9 million represents non-cash charges for the accretion of redeemable convertible preferred stock. We expect our operating losses to increase over the next several years as we continue clinical development of NGX-4010, seek regulatory approvals and, if these efforts are successful, commence commercialization activities. During this time, we also intend to increase our focus on preclinical and clinical development of additional product candidates including NGX-1998 and our opioid analgesic, and potentially other product candidates which may be internally developed or acquired.

Critical Accounting Policies and Significant Judgments and Estimates

As of the date of the filing of this quarterly report, we believe that there have been no material changes to our critical accounting policies during the three months ended September 30, 2007 compared to those discussed in our Registration Statement on Form S-1 (Registration No. 333-140501). Certain of our accounting policies require the use of management judgment and estimates and actual results may differ from those estimates. In particular, we accrue and expense costs for clinical trial activities performed by third parties, including clinical research organizations and clinical investigators, based upon estimates made as of the reporting date of the work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. We determine these estimates at the end of each reporting period through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services. On a periodic basis we true up our recorded clinical trial costs to reflect actual expenses incurred to date, however to date these adjustments have not been material. During the three months ended September 30, 2007, in accordance with our policy, we recorded a true up adjustment for clinical investigator costs incurred in prior quarters. The adjustment recorded was not material to the current or prior periods.

A discussion of recently issued accounting standards can be found in Note 2 of the unaudited condensed consolidated financial statements.

Stock-Based Compensation

The following tables show the assumptions used to compute stock-based compensation expense for stock options granted to employees and non-employees and for our 2007 Employee Stock Purchase Plan during the three and nine months ended September 30, 2007 and 2006 using the Black-Scholes option valuation method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Employees:
Dividend yield	0%	0%	0%	0%
Volatility for stock options	71%	77%	71 – 77%	77%
Expected life (in years) for stock options	6.0	6.0	6.0	6.0
Risk-free interest rate	4.5%	4.9%	4.5 – 4.8%	4.6 – 5.0%

Volatility for ESPP	44 – 61%	N/A	44 – 61%	N/A
Expected life (in years) for ESPP	0.5 – 1.0	N/A	0.5 – 1.0	N/A
Risk-free interest rate for ESPP	4.9 – 5.0%	N/A	4.9 – 5.0%	N/A

Certain of our stock options are granted to officers and employees with vesting acceleration features based upon the achievement of certain performance milestones. The timing of the attainment of these milestones may affect the timing of the expense recognition under SFAS No. 123R.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Non-employees:
Expected dividend yield	0%	0%	0%	0%
Expected volatility	71%	77%	71 – 77%	77%
Expected life	8.3 –8.8	3.8 – 9.8	6.8 – 9.3	3.8 – 9.8
Risk-free interest rate	4.6%	4.7 – 5.1%	4.5 – 5.1%	4.7 – 5.1%

We recognized stock-based compensation expense, which includes fair value of options granted since January 1, 2006 under Statement of Financial Accounting Standards No. 123R, Share-Based Payments, amortization of deferred stock compensation, the costs of variable awards to consultants and forgiven notes receivable and related interest, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$210	$78	$735	$342
General and administrative	179	292	685	1,530

Total stock-based compensation	$389	$370	$1,420	$1,872

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

Upon the closing of our initial public offering, or IPO, on May 7, 2007, all outstanding warrants to purchase shares of preferred stock were converted to warrants to purchase shares of our common stock and, as a result, are no longer subject to FSP No. 150-5. The then-current aggregate fair value of these warrants of approximately $426,000 was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity (deficit), in the second quarter of 2007 and we have ceased to record any further periodic fair value adjustments.

Results of Operations

Our research and development expenses consist of internal costs, primarily employee salaries and benefits, allocated facility and other overhead costs and external costs, primarily expenses related to our clinical trials, such as clinical research organizations and clinical investigators, as well as expenses related to formulation development, manufacturing process development, costs associated with preparation and filing of regulatory submissions, and non-clinical studies.

Since our inception, NGX-4010 has accounted for in excess of 90% of our external research and development expenses and in the three and nine-month periods ended September 30, 2007 these expenses totaled approximately $5.2 million and $13.2 million, respectively. We commence tracking the separate, external costs of a project when we determine that a project has a reasonable chance of entering clinical development. We use our internal research and development resources across several projects and many resources are not attributable to specific projects. Accordingly, we do not account for our internal research and development costs on a project basis. However, we believe that our internal costs are expended on each development project in similar proportion to our external development costs for such project relative to total external development costs.

The process of conducting preclinical testing and clinical trials necessary to obtain FDA approvals is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, patient enrollment, manufacturing capabilities, successful clinical results, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when or to what extent we will generate revenues from commercialization and sale of any of our product candidates. Currently we are primarily focused on completing the development of our lead product candidate, NGX-4010, for patients with PHN and HIV-DSP. We filed an MAA in September 2007 and we currently plan to file an NDA in the United States in 2008. We anticipate that our overall research and development expenses, excluding non-cash stock-based compensation expense, in the coming quarters may be relatively consistent with current levels and may even decline, in particular in the first half of 2008, with potential for such a decline being dependent in part on the timing and scope of our ramp up of clinical programs for NGX-4010 in PDN and our clinical program in NGX-1998.

Our general and administrative expenses consist primarily of salaries and benefits, professional fees related to our administrative, finance, human resource, legal and information technology functions, marketing expenses, costs associated with our status as a public company and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. We anticipate that our general and administrative expenses will increase in absolute dollars and also as a percentage of total expenses over the next several quarters and potentially over the next several years. These increases are likely to be attributable to increasing marketing activities in anticipation of and upon receipt of, required regulatory approvals, the costs of hiring and deploying a sales force in the United States to support a commercial launch of our product should we achieve FDA approval, and the costs of being a public company, as well as the need to add additional personnel in all of the key functional areas that support growth of our general operations, including accounting and finance, legal and human resources.

Comparison of Three Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$(7,481)	$(4,918)	$2,563	52%
General and administrative expenses	(1,973)	(983)	990	101%
Interest income	562	229	333	145%
Interest expense	(299)	(218)	81	37%
Other income (expense), net	—	243	(243)	(100)%

Research and Development Expenses. Research and development expenses increased approximately $2.6 million, or 52%, to $7.5 million in the three months ended September 30, 2007 from $4.9 million for the same period in 2006. Research and development expenses increased primarily as a result of a $1.2 million increase in clinical study costs associated with NGX-4010. Although we were actively engaged in multiple studies in each of these three-month periods, the size and complexity of the studies in the 2007 quarter were greater, resulting in increased costs. The remainder of the increase in research and development expenses is attributable to a $0.7 million increase in regulatory costs which includes costs associated with our MAA filing in September 2007, inclusive of filing fees payable to the EMEA, a $0.2 million increase in quality assurance costs, a $0.2 million increase in costs related to NGX-1998 primarily related to investigational new drug application, or IND, enabling toxicology work, $0.1 million increase in costs related to our new product development efforts and a $0.1 million increase in non-cash stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses increased approximately $1.0 million, or 101%, to $2.0 million in the three months ended September 30, 2007 from $1.0 million in the three months ended September 30, 2006. General and administrative expenses increased primarily as a result of a $0.4 million increase in marketing expenses including consulting and analysis in support of our pricing and reimbursement strategies, and other pre-commercialization market research and other pre-launch activities, a $0.5 million increase in legal and accounting and other professional services associated with being a public company including our public company directors and officers insurance. Also contributing to the increase was a $0.2 million increase in salary and employee related expenses in connection with our continued build out of infrastructure in support of both general growth and the additional requirements of being a public company including an increase in board compensation expense resulting from the initiation of our board compensation program upon completion of our IPO. These increases were partially offset by a $0.1 million decrease in non-cash stock-based compensation expense.

Interest income. Interest income increased approximately $0.3 million, or 145%, to $0.6 million in the three months ended September 30, 2007 from $0.2 million for the same period in 2006. This increase was primarily attributable to an increase in invested assets due to both the completion of our IPO on May 7, 2007 as well as the exercise of preferred stock warrants in the first quarter of 2007.

Interest expense. Interest expense increased approximately $0.1 million to $0.3 million in the three months ended September 30, 2007 from $0.2 million for the same period in 2006. The increase was related to our borrowing under certain notes payable, a total of approximately $10.0 million in July 2006 and September 2006. The notes were outstanding for all three months of the third quarter of 2007, and as a result our interest expense was higher in the third quarter of 2007.

Other income (expense), net. Other income (expense), net decreased approximately $0.2 million, or 100%, in the three months ended September 30, 2007 from approximately $0.2 million in income for the same period in 2006. The $0.2 million in income for the three months ended September 30, 2006 was related to the valuation of warrants to purchase our preferred stock. Due to the conversion of all outstanding shares of preferred stock into common stock in connection with our IPO in the second quarter of 2007, these warrants became exercisable for common stock and are no longer required to be recorded at fair value at each quarter-end. We performed a final remeasurement in the period ended June 30, 2007 and have ceased to record any further periodic fair value adjustments.

Comparison of Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended September 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$(19,667)	$(14,318)	$5,349	37%
General and administrative expenses	(5,042)	(3,458)	1,584	46%
Interest income	1,229	498	731	147%
Interest expense	(948)	(218)	730	335%
Other income (expense), net	360	191	169	88%

Research and Development Expenses. Research and development expenses increased approximately $5.3 million, or 37%, to $19.7 million in the nine months ended September 30, 2007 from $14.3 million for the same period in 2006. Research and development expenses increased primarily as a result of a $2.6 million increase in clinical study costs primarily due to the higher costs associated with conducting our Phase 3 study in HIV-DSP due to the large number of patients enrolled and the costs of conducting this study internationally. Additional increases in the nine months ended September 30, 2007 were attributable to a $1.3 million increase in regulatory expenses related to an increase in staffing and consulting in support of our MAA filing in September 2007 and filing fees payable to the EMEA, a $0.6 million increase in quality assurance expenses also related to an increase in staffing and consulting to support our MAA filing, a $0.3 million increase in manufacturing costs associated with NGX-4010 as we worked to complete our product development activities in advance of our MAA filing, a $0.6 million increase in development work related to new product areas including initiating toxicology work in support of our planned IND for NGX-1998 as well as research in support of our new product initiatives and a $0.4 million increase in non-cash stock-based compensation. These increases were offset by a $0.5 million decrease in nonclinical costs associated with NGX-4010 as the majority of our nonclinical activities for this product candidate were completed in 2006.

General and Administrative Expenses. General and administrative expenses increased approximately $1.6 million, or 46%, to $5.0 million in the nine months ended September 30, 2007 from $3.5 million for the same period in 2006. The increase was due to a $1.0 million increase in marketing expenses as we began to build out our commercial infrastructure with the hiring of a senior level commercial executive in June 2006 as well as consulting and analysis in support of our pricing and reimbursement strategies, and other pre-commercialization market research and other pre-launch activities. Additional increases included a $0.5 million increase in general and administrative salaries and related expenses, a $0.9 million increase in professional fees, including legal and accounting fees, all primarily related to infrastructure development and public company costs, including our public company directors and officers insurance, and an increase in board compensation expense resulting from the initiation of our board compensation program upon completion of our IPO. These increases were offset by a $0.8 million decrease in non-cash stock-based compensation expense primarily due to the fact that variable accounting for stock-based awards ceased with the forgiveness of certain notes payable in January 2007.

Interest income. Interest income increased approximately $0.7 million, or 147%, to $1.2 million in the nine months ended September 30, 2007 from $0.5 million for the same period in 2006. This increase was primarily attributable to an increase in invested assets, due to both the completion of our IPO on May 7, 2007 as well as the exercise of preferred stock warrants in the first quarter of 2007. Also contributing to the increase in interest income, to a lesser extent, was an increase in the rate of return on invested assets.

Interest expense. Interest expense increased approximately $0.7 million, or 335%, to $0.9 million in the nine months ended September 30, 2007 from $0.2 million for the same period in 2006. The increase was related to our borrowing approximately a total of $10.0 million under certain notes payable in July and September 2006. The notes were outstanding for the entire nine months ended September 30, 2007, and as a result our interest expense was higher for this period of 2007 compared to 2006.

Other income (expense), net. Other income (expense), net, increased approximately $0.2 million, or 88%, to $0.4 million in income in the nine months ended September 30, 2007 from $0.2 million in expense in the same period in 2006. This increase is attributable to the revaluation of our preferred stock warrant liability. Due to the conversion of all outstanding shares of preferred stock into common stock in connection with our IPO in the second quarter of 2007, these warrants became exercisable for common stock and are no longer required to be recorded at fair value at each quarter-end. We performed a final remeasurement in the period ended June 30, 2007 and have ceased to record any further periodic fair value adjustments.

Liquidity and Capital Resources

Since our inception through September 30, 2007, we have financed our operations primarily through the private placement and a public offering of our equity securities and, to a lesser extent, through debt facilities. Through September 30, 2007, we have received approximately $134.9 million from the sale of our equity securities, net of issuance costs. On May 7, 2007, we completed an IPO of our common stock which resulted in net cash proceeds, after deducting total estimated expenses including underwriting discounts and commissions and other-offering related expenses, of approximately $38.1 million. As of September 30, 2007, we had approximately $39.3 million in cash, cash equivalents and short-term investments. Our cash and investment balances are held in a variety of interest bearing instruments including obligations of U.S. government agencies, corporate bonds, commercial paper and money market funds. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

Net cash used in operating activities was approximately $21.9 million and $14.9 million during the nine months ended September 30, 2007 and 2006, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, internal personnel costs associated with our research and development programs and infrastructure costs supporting our research and development activities. Included in net cash used in operating activities are net changes in assets and liabilities affecting cash, including accounts payable and accrued research and development expenses that are primarily dependent upon our research and development activities as well as the timing of our payments to our suppliers, vendors and employees.

Net cash used in investing activities was approximately $27.0 million and $2.3 million during the nine months ended September 30, 2007 and 2006, respectively. Investing activities consist primarily of purchases and sales of marketable securities, capital equipment purchases and transfer of funds to restricted cash related to required collateral on our line of credit in connection with our operating lease in San Mateo, California. Net cash used in investing activities was significantly higher in the nine months ended September 30, 2007 compared to the same period in 2006 due to the investment of a majority of the net proceeds generated from our IPO in short-term investments. Purchases of property and equipment were not significant during these periods. However, we expect property and equipment expenditures to increase over the next 12 to 18 months as a result of the relocation of our corporate headquarters to San Mateo, California as well as capital requirements to support increased personnel as we continue to build our organization in anticipation of the commercial launch of NGX-4010.

Net cash provided by financing activities was approximately $47.0 million and $24.7 million during the nine months ended September 30, 2007 and 2006, respectively. Financing activities consisted primarily of net proceeds from the sale of our equity securities including common and preferred stock and the exercise of options and warrants underlying these securities, as well as proceeds received from our venture loan agreements, partially offset by principal repayments on such loans.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the progress of our clinical trials;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements that we have or may establish;

•	the costs and timing of regulatory approvals;

•	the costs and timing of any post-approval regulatory commitments;

•	the costs of establishing manufacturing, sales or distribution capabilities;

•	the success of the commercialization of our products;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

We believe that our existing cash and investments will be sufficient to meet our projected operating requirements into late 2008. To date, however, we have incurred recurring net losses and negative cash flows from operations. Until we can generate significant cash from our operations, if ever, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities as well as potentially through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect the launch of our product candidates, if approved for marketing, or our ability to continue in business. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations

We have entered into an operating lease for our corporate offices in San Mateo, California, effective in September 2007. Below are our estimated remaining contractual obligations relating to our new office lease as of September 30, 2007 (in thousands). The below table updates our disclosures under Liquidity and Capital Resources in our Registration Statement on Form S-1 (SEC File No. 333-140501), declared effective on May 1, 2007, only as they relate to our obligations for our office lease. All remaining lease obligations, primarily equipment lease obligations, as well as our obligations for Notes Payable, remain as previously disclosed.

Year Ended December 31,	Operating Lease
2007	$—
2008	324
2009	435
2010	559
2011	612
2012	369

Total	$2,299

We enter into contracts in the normal course of business with clinical research organizations and clinical investigators, and for third party manufacturing and formulation development, among others. These contracts generally provide for termination with notice, and therefore we believe that our noncancelable obligations under these agreements are not material.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk related to our investment portfolio and debt facilities from that discussed in our Registration Statement on Form S-1 (Registration No. 333-140501).

We have incurred a long-term liability related to filing fees associated with our MAA filing, which occurred in the three months ended September 30, 2007, that will be payable upon either our withdrawal of the MAA or upon the EMEA’s final decision regarding our MAA that we anticipate to be in excess of 12 months from September 30, 2007. This obligation, which is payable in Euros, creates exposure to changes in exchange rates. However, the risks related to foreign currency exchange rates are not expected to be material to our consolidated financial position or results of operations.

ITEM 4T.	CONTROLS AND PROCEDURES

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

Our success depends substantially on our most advanced product candidate, NGX-4010, a dermal patch containing a high-concentration of synthetic capsaicin. NGX-4010 has been evaluated in three completed Phase 3 clinical trials for the management of pain associated with PHN, one of which did not meet its primary endpoint, and one completed Phase 3 clinical trial for the management of pain associated with HIV-DSP. We are in the process of undertaking one additional pivotal Phase 3 clinical trial in HIV-DSP. The FDA generally requires successful completion of at least two adequate and well-controlled Phase 3 clinical trials for each indication for which we seek marketing approval before submission of an NDA. We may not have adequate financial or other resources to pursue this product candidate for either or both indications through the clinical trial process or through commercialization. Even though our ongoing Phase 3 clinical trial for HIV-DSP completed enrollment, our ability to successfully complete the trial and the costs associated with the trial are subject to the risks associated with the clinical development process stated below. Additionally, this ongoing trial may not achieve positive results, and, even if the results are positive, may not adequately support the results of any corresponding earlier trial. Similarly, although the initial analysis of our most recently completed Phase 3 study in PHN indicated that both primary and secondary endpoints were successfully met, the final analysis of such data may not adequately support the results of any corresponding earlier study in PHN. If we fail to complete our clinical trials for NGX-4010, or if these clinical trials fail to demonstrate with substantial evidence that NGX-4010 is both safe and effective, we will not be able to commercialize the product in the United States and our business will be significantly harmed, we may be unable to become profitable or continue our operations, or even if we are able to commercialize in the United States, there can be no assurance that we can become profitable. As a consequence of any of these factors, our stock price would be adversely affected. We anticipate that we will seek FDA approval for NGX-4010 after we have successfully met the primary endpoint of the ongoing Phase 3 trial in HIV-DSP, the completion of which is expected to be near the end of the first quarter of 2008. We may, however, seek FDA approval for NGX-4010 initially for only one indication, which could delay our seeking approval of the second indication which would limit our initial sales to that one indication which may negatively impact our expected revenues or the rate of growth of revenues in the near term.

We may not be successful in obtaining European regulatory approval for NGX-4010.

We filed an MAA for NGX-4010 to the European Medicines Agency, or EMEA, in September, 2007. Our filing relied on published scientific literature for certain basic research data and there can be no assurance that the European authorities will accept that these literature references satisfy the MAA requirements for such data. We are requesting marketing authorization for a broad indication of peripheral neuropathic pain for NGX-4010 based on the results of our first two completed Phase 3 clinical trials that met their primary endpoints, one for the treatment of PHN and the other for the treatment of HIV-DSP which were initially submitted as part of our filing. We anticipate submitting our most recently completed Phase 3 study in PHN during the EMEA review period. We anticipate that the EMEA will provide an initial series of questions regarding our application during the first quarter of 2008. We may be unable to address such questions adequately or in a timely manner which could cause a delay in approval which would negatively affect our ability to generate revenues. In addition, our failure to adequately address those questions or to do so in a timely manner may result in our not achieving approval for NGX-4010 in Europe. The EMEA may request that we provide data from our currently ongoing study in HIV-DSP or may request that we conduct additional studies or other activities related to manufacturing or other activities, which could further delay the timing of an approval or could result in our application not obtaining approval. Further, if we do obtain marketing authorization, the authorization may not be as broad as we would like. For example, the EMEA may, like the FDA, only approve NGX-4010 for particular neuropathic pain indications for which we submit sufficient data, rather than accepting such data as supportive of a broad marketing authorization for peripheral neuropathic pain in general. The EMEA may determine that the data we submit are not sufficient for a favorable opinion and may halt or delay the approval process. If NGX-4010 does not receive European marketing authorization, we will not be able to commercialize the product in Europe. Consequently, our ability to generate revenue will be significantly harmed, we may be unable to become profitable or continue our operations and our stock price will be adversely affected.

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

Some of our trial results have been negatively affected by factors that had not been fully anticipated prior to our examination of the trial results. For example, we have observed a significant “placebo effect” within our control groups—a phenomenon in which a sham treatment or, in the case of our studies, a low-dose capsaicin treatment that we believed would not be effective, results in a beneficial effect based on the patient’s expectations about the treatment rather than the treatment itself. We have also observed a gender difference in how patients experience pain and respond to both the treatment and the low concentration control. Although we have designed our protocols in ongoing studies to address this and other factors, there can be no assurance that our protocol designs will be adequate or that factors that we may or may not be aware of or anticipate, will not have a negative effect on the results of our ongoing clinical trials, which could significantly disrupt our efforts to obtain regulatory approvals and commercialize our product candidates. Furthermore, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable safety risk to patients. In our completed Phase 3 trials there have been three serious adverse events (totaling less than 1%) related to NGX-4010, two related to pain and one case of hypertension. In our PHN studies C108 and C110, more cardiac adverse events occurred in subjects treated with NGX-4010 than subjects receiving the control patch. Evaluation of these adverse events did not indicate that they were treatment related. In our most recent PHN studies, C116 and C117, a similar number of cardiovascular events occurred in the NGX-4010 and control groups. However, future late stage clinical trials in other indications or in a larger patient population could reveal more frequent, more severe or additional side effects that were not seen or deemed unrelated in earlier studies, any of which could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities stopping further development of or denying approval of our product candidates. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial, modify our regulatory strategy or even discontinue development of one or more of our product candidates.

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

We cannot predict whether regulatory agencies will determine that the data from our NGX-4010 clinical and non-clinical development program support marketing approval.

The FDA’s and EMEA’s decisions to approve NGX-4010 will depend on our ability to demonstrate with substantial evidence, through a thorough non-clinical evaluation as well as sufficient well-controlled clinical trials, that NGX-4010 is safe and effective. With regard to our non-clinical evaluations, safety is evaluated through a series of laboratory and animal studies to assess the overall safety and toxicity profile of the product candidate. In addition the FDA may consider our product candidate a new chemical entity which could have an effect on the scope of non-clinical studies required for marketing approval. While we have developed our non-clinical program anticipating the requirements for new chemical entity approval, there can be no assurance that the extent of our testing or the results of our studies will be viewed by the FDA as sufficient to support approval of our product candidate. With regard to well-controlled clinical trials, efficacy is measured statistically by comparing the overall improvement in pain in actively-treated patients against improvement in pain in the control group. However, there is a possibility that our data may be statistically significant, but that the actual clinical benefit of the NGX-4010 treatment may not be considered to be significant. Consequently, we believe that the FDA will consider additional data, such as a “responder” analysis and other secondary endpoints when evaluating whether our product can be approved. We believe that the FDA views “responders” as patients who experience at least a 30% reduction in overall pain. The EMEA standard for reduction in overall pain is between 30% to 50%. We cannot predict whether the regulatory agencies will find that our trial results provide compelling “responder” or other secondary endpoint data. Even if we believe that the data from our non-clinical studies and clinical trials will support marketing approval in the United States or in Europe, we cannot predict whether regulatory agencies will agree with our analysis and approve our applications.

We have no manufacturing capabilities and depend on other parties for our manufacturing operations. If these manufacturers fail to meet our requirements and strict regulatory requirements, our product development efforts may be negatively affected, we may not be able to obtain regulatory approval for our product candidates and our commercialization efforts may be materially harmed.

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

Our reliance on contract manufacturers exposes us to additional risks, including:

•	failure of our current and future manufacturers to comply with strictly-enforced regulatory requirements;

•	failure of our current and future manufacturers to complete the development and scale-up of the manufacturing process;

•	failure to manufacture to our specifications, or to deliver sufficient quantities in a timely manner;

•	the possibility that we may terminate a contract manufacturer and need to engage a replacement;

•	the possibility that our current and future manufacturers may not be able to manufacture our product candidates and products without infringing the intellectual property rights of others;

•	the possibility that our current and future manufacturers may not have adequate intellectual property rights to provide for exclusivity and prevent competition; and

•	insufficiency of intellectual property rights to any improvements in the manufacturing processes or new manufacturing processes for our products.

Any of these factors could result in significant delay or suspension of our clinical trials, regulatory submissions, receipt of required approvals or commercialization of our products and harm our business.

In addition, because our third party manufacturers operate outside of the United States, and many of the raw materials and the labor that are used to manufacture our product candidates are based in foreign countries, we may experience currency exchange rate risks, even though, in some instances our contracts are denominated in United States dollars. The company does not currently engage in forward contracts to hedge this currency risk and as a result, may suffer adverse financial consequences as a result of this currency risk.

We rely on third parties to conduct our non-clinical and clinical trials. If these third parties do not perform as contractually required or otherwise expected, we may not be able to obtain regulatory approval for our product candidates.

We do not currently conduct non-clinical and clinical trials on our own, and instead rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist us with our non-clinical and clinical trials. We are also required to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. If these third parties do not successfully carry out their duties to us or regulatory obligations or meet expected deadlines, if the third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our non-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates.

Even if clinical trials for NGX-4010 in treatment of PHN and HIV-DSP are successful, our clinical trials for other indications, including PDN, may not succeed, which would adversely impact our long term success.

We have not prepared for or conducted any NGX-4010 clinical trials for indications other than PHN, HIV-DSP and PDN. We are in Phase 2 for the use of NGX-4010 for the management of PDN. PDN represents a much larger market opportunity than either PHN or HIV-DSP, and unless we successfully complete required clinical trials and obtain regulatory approvals for the use of NGX-4010 for PDN patients, our long term ability to succeed will be significantly and negatively impacted. We believe that, as was the case with PHN and HIV-DSP, we will have to conduct two successful Phase 3 trials for future indications, including PDN, and that for PDN in particular, we may be required to perform additional safety studies, before we can obtain approval to market our product candidates for such indications.

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

We do not know whether ongoing or planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be disrupted for a variety of reasons, including difficulties in:

•

addressing issues raised by the FDA or European health authorities regarding safety, design, scope and objectives of future clinical studies, particularly in regard to our PDN and NGX-1998 planned clinical programs;

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

Additionally, depending upon the collaboration partner that we choose, other companies that might otherwise be interested in developing products with us could be less inclined to do so because of our relationship with the collaboration partner. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our collaboration agreement, our business prospects may be limited and our financial condition may be adversely affected. There can be no assurance that we will be able to enter into a collaboration for commercialization in Europe, or that if we do, it is on a time frame and on economic terms that are favorable to us.

If we are unable to establish a sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these functions, we will not be successful in commercializing our product candidates.

In order to commercialize any of our product candidates successfully, we must either acquire or internally develop a capable sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these services for us. The acquisition or development of a capable sales, marketing and distribution infrastructure will require substantial resources, which may divert the attention of our management and key personnel and negatively impact our product development efforts. We intend to enter into partnering, co-promotion and other distribution arrangements for commercialization outside the United States. While we currently intend to develop a direct sales and marketing organization in the United States for NGX-4010, because we believe that we can best serve our target customers with a focused, specialty sales force, our strategy may change and we may instead, seek a collaboration partner. If we decide to seek a collaboration partner in the United States, such a collaboration may negatively impact our ability to seek additional strategic relationships and/or may negatively impact the value of your investment in us. Factors that may inhibit our efforts to develop an internal sales, marketing and distribution infrastructure include:

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

Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other things, acceptance by physicians and patients. Market acceptance of, and demand for, any product that we develop and commercialize will depend on many factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	our ability to obtain adequate pricing and sufficient insurance coverage and reimbursement;

•	availability, relative cost and relative efficacy and safety of alternative and competing treatments;

•	the effectiveness of our or our collaborators’ sales, marketing and distribution strategy; and

•	publicity concerning our products or competing products and treatments.

•	our ability to produce product in commercial quantities sufficient to meet demand.

If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business.

If physicians are not adequately reimbursed for their time and services in administering NGX-4010, it is likely that they will not prescribe NGX-4010.

Because many persons suffering from PHN are elderly, in order for NGX-4010 to be economically viable for this indication in the United States, we will need Medicare coverage for NGX-4010 in the United States if and when NGX-4010 is approved by the FDA for marketing. The Medicare program may determine that NGX-4010 is not “reasonable and necessary” for Medicare beneficiaries or is reasonable and necessary only under limited circumstances. If the Medicare program were to determine that NGX-4010 is not reasonable and necessary for Medicare beneficiaries and deny or significantly limit reimbursement for NGX-4010, our business would be harmed, not only because the Medicare population is a substantial portion of our target market, but also because the Medicare program’s determination would likely affect the determination of many private payors.

Even if NGX-4010 is covered by the Medicare program, we cannot determine whether that coverage will be primarily under Medicare Part B or Medicare Part D. Although products administered by a physician, as we expect NGX-4010 will be, are ordinarily covered by Medicare Part B, and Medicare Part B also reimburses the physician for services in administering the product, Medicare Part B does not currently provide reimbursement for the use of topical patches in the treatment of peripheral neuropathic pain. Changing the current policy as it applies to NGX-4010 and obtaining Part B coverage is important to our future success, and there is a possibility that our efforts to achieve such a change in a policy will not be successful or if successful, will likely take one or more years to achieve. Any delay in achieving reimbursement under Part B will have a negative impact on our ability to generate revenues. Lidoderm, a self-administered topical patch for treating PHN, is covered under Medicare Part D, the outpatient prescription drug benefit that took effect in 2006. Part D may provide reimbursement for NGX-4010, but we do not view Part D coverage as being as favorable as Part B coverage, because each Part D plan establishes its own formulary and may or may not decide to include NGX-4010, or if it does, may seek to negotiate significantly lower prices in order to include the product in their formularies. Additionally, Part D does not include reimbursement for the physician’s administration of the product. Patient preparation and NGX-4010 application time is significant and may take two hours or longer, which significantly impacts a physician’s ability to see other patients and, consequently, the physician’s revenue. If physicians are not adequately reimbursed for their time and services in administering NGX-4010, it is likely that they will not prescribe NGX-4010, which would significantly impair our ability to obtain revenues.

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

If NGX-4010 receives marketing approval, it will compete against well-established products marketed by large pharmaceutical companies with far greater name recognition and resources than we have. NGX-4010 will also compete with medications used off-label. The most directly-competitive currently-marketed products in the United States are Lidoderm, an FDA-approved 5% lidocaine topical patch for the treatment of PHN marketed by Endo Pharmaceuticals, and Neurontin and Lyrica, oral anti-convulsants, marketed by Pfizer for use in the treatment of PHN. In addition to these branded drugs, the FDA has approved gabapentin for use in the treatment of PHN. Gabapentin is marketed by multiple generic manufacturers, and is the most widely-prescribed drug in the United States for treatment of neuropathic pain. Pfizer has also received FDA approval of Lyrica for the treatment of PDN, epilepsy and general anxiety disorder. The FDA has approved Cymbalta from Eli Lilly for use in the treatment of PDN, depression and general anxiety disorder.

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

We intend to rely, in part, on Hatch-Waxman exclusivity for the commercialization of NGX-4010 in the United States. The Hatch-Waxman Act provides five-year marketing exclusivity to the first applicant to gain approval of an NDA under specific provisions of the Food, Drug and Cosmetic Act for a product using an active ingredient that the FDA has not previously approved. While we believe that the FDA has not approved another product containing the active ingredient of NGX-4010, synthetic capsaicin, there can be no assurance that a competing product containing a synthetic capsaicin will not achieve approval before NGX-4010 or that NGX-4010 will be able to qualify for Hatch-Waxman exclusivity. This market exclusivity will not prevent the FDA from approving a competitor’s NDA if the competitor’s NDA is based on studies it has performed and not on our studies.

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

We have not generated any revenue to date and we have incurred operating and net losses each year since our inception in 1998. Our net loss for the nine months ended September 30, 2007 was approximately $24.1 million. As of September 30, 2007 we had an accumulated deficit of approximately $156.0 million. We expect to incur increasing losses for several years, as we develop, seek regulatory approvals for and commercialize NGX-4010, and continue other research and development activities. If NGX-4010 fails in clinical trials, does not gain regulatory approval or does not achieve market acceptance, we will not generate any revenue. We cannot assure you that we will be profitable even if we commercialize NGX-4010. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We will require substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs or commercialization efforts.

We expect our negative cash flows from operations to continue beyond potential regulatory approval and product launch and there can be no assurance that we will ever achieve positive cash flows from operations. Our audit report in our 2006 consolidated financial statements contains an explanatory paragraph stating that our recurring net losses, negative cash flows from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. We believe, based on our current operating plan and the proceeds from our IPO completed in May 2007, that our cash, cash equivalents and marketable securities will be sufficient to fund our operations into late 2008. The development and regulatory approval of NGX-4010 and other product candidates and the acquisition and development of additional products or product candidates by us, as well as the development of our sales and marketing capabilities, will require the commitment of substantial funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

The commercial success, if any, of NGX-4010 depends, in part, on a device patent granted in the United States and a device patent granted in Hong Kong and certain countries of Europe concerning the use of a dermal patch for high-concentration capsaicin delivery for the treatment of neuropathic pain. We exclusively license these patents, as well as related pending patent applications in Canada and Europe, from the University of California. We do not currently own, and do not have rights under this license to any issued patents that cover NGX-4010 outside Europe, Hong Kong or the United States. One or more of the inventors named in the method patent described below may assert a claim of inventorship rights to such patent, which may result in our loss of exclusive use of this patent. Although we do not believe these individuals are co-inventors, there can be no assurance that we would prevail if such a claim were asserted. The absence of exclusive rights to utilize such patent exposes us to a greater risk of direct competition and could materially harm our business.

In addition to other patents and patent applications which have been licensed under our agreements with third party manufacturers, we also license a method patent granted in the United States from the University of California concerning the delivery of high-concentration capsaicin for the treatment of neuropathic pain. Two of the three inventors named in the method patent did not assign their patent rights to the University of California. As a result, our rights under this patent are non-exclusive. Anesiva, a company focused on the development and commercialization of treatments for pain, including injection or infiltration of capsaicin for post-surgical pain, osteoarthritis or interdigital neuroma, has licensed from one of the non-assigning inventors the right to use the technology under the method patent. There can be no assurances that other entities will not similarly obtain rights to use the technology under the method patent. If other entities license the right to use this patent, we may face more products competitive with NGX-4010 and our business will suffer.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market after our initial public offering, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. The lock-up agreements delivered by our executive officers and directors and other stockholders, in connection with our initial public offering on May 1, 2007, expired on October 29, 2007. Subject to applicable securities law restrictions and other agreements between the company and certain of such stockholders, these shares are now freely tradable.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and their affiliates beneficially own or control approximately 30.8% of the outstanding shares of our common stock (after giving effect the exercise of all outstanding vested and unvested options and warrants), as of October 31, 2007. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of September 30, 2007, approximately $9.1 million of the proceeds of the offering had been used to fund the continued development of our lead product candidate NGX-4010, $0.9 million in the development of our new product initiatives, NGX-1998 and our opioid prodrug platform, and $3.4 million for general corporate purposes including the repayment of notes payable, in accordance with their scheduled amortization. The remaining net proceeds have been invested in accordance with our investment policies. There have been no material changes to our planned use of proceeds from our IPO as described in our final prospectus dated May 1, 2007 filed with the SEC pursuant to Rule 424(b)(4).

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

4.2	Third Amended and Restated Investors’ Rights Agreement by and between Registrant and certain stockholders, dated as of November 14, 2005. (1)

4.3	Warrant to Purchase Series A Preferred Stock by and between Registrant and Silicon Valley Bank, dated as of December 14, 2000. (1)

4.4	Warrant to Purchase Series B Preferred Stock by and between Registrant and Silicon Valley Bank, dated as of May 1, 2002. (1)

4.5	Warrant to Purchase Shares of Series C2 Preferred Stock by and between Registrant and Horizon Technology Funding Company II LLC, dated as of July 7, 2006. (1)

4.6	Warrant to Purchase Shares of Series C2 Preferred Stock by and between Registrant and Horizon Technology Funding Company II LLC, dated as of July 7, 2006. (1)

4.7	Warrant to Purchase Shares of Series C2 Preferred Stock by and between Registrant and Oxford Finance Corporation, dated as of July 7, 2006. (1)

4.8	Form of First Warrant to Purchase Series C2 Preferred Stock. (1)

4.9	Form of Second Warrant to Purchase Series C2 Preferred Stock. (1)

10.1	2007 Stock Plan. (1)

10.2	2007 Employee Stock Purchase Plan. (1)

10.3	Sublease between Oracle USA, Inc. and Neurogesx, Inc., dated September 6, 2007

10.4	Executive Employment Agreement by and between Registrant and Susan Rinne, dated September 24, 2007

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2007	NEUROGESX, INC.
(Registrant)

/s/ Anthony A. DiTonno
Anthony A. DiTonno
President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen F. Ghiglieri
Stephen F. Ghiglieri
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

4.2	Third Amended and Restated Investors’ Rights Agreement by and between Registrant and certain stockholders, dated as of November 14, 2005. (1)

4.3	Warrant to Purchase Series A Preferred Stock by and between Registrant and Silicon Valley Bank, dated as of December 14, 2000. (1)

4.4	Warrant to Purchase Series B Preferred Stock by and between Registrant and Silicon Valley Bank, dated as of May 1, 2002. (1)

4.5	Warrant to Purchase Shares of Series C2 Preferred Stock by and between Registrant and Horizon Technology Funding Company II LLC, dated as of July 7, 2006. (1)

4.6	Warrant to Purchase Shares of Series C2 Preferred Stock by and between Registrant and Horizon Technology Funding Company II LLC, dated as of July 7, 2006. (1)

4.7	Warrant to Purchase Shares of Series C2 Preferred Stock by and between Registrant and Oxford Finance Corporation, dated as of July 7, 2006. (1)

4.8	Form of First Warrant to Purchase Series C2 Preferred Stock. (1)

4.9	Form of Second Warrant to Purchase Series C2 Preferred Stock. (1)

10.1	2007 Stock Plan. (1)

10.2	2007 Employee Stock Purchase Plan. (1)

10.3	Sublease between Oracle USA, Inc. and Neurogesx, Inc., dated September 6, 2007

10.4	Executive Employment Agreement by and between Registrant and Susan Rinne, dated September 24, 2007

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.