Form 10-K
period 2007-12-31
NeurogesX Inc
filed 2008-03-26
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33438

NEUROGESX, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3307935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2215 Bridgepointe Parkway, Suite 200

San Mateo, CA 94404

(650) 358-3300

(Address, including zip code, of registrant’s principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $59.2 million computed by reference to the last sales price of $8.51 as reported by the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2007. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares outstanding of the Registrant’s common stock on February 29, 2008 was 17,483,575 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Annual Report on Form 10-K.

NEUROGESX, INC.

FORM 10-K

Year Ended December 31, 2007

i

PART I

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

•

the filing of additional data in connection with our marketing approval application, or MAA, in the European Union for NGX-4010 and the potential effect, if any, on the timing of the MAA review process as a result of filing such additional information or alterations in the scope of indications for which we are seeking approval under such MAA;

•

the potential uses of data from our most recently completed clinical trial of NGX-4010 in painful HIV-distal sensory polyneuropathy, or HIV-DSP, to support claims of efficacy with the FDA or the European Medicines Agency, or EMEA;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	potential receipt of product candidate regulatory approval, and the timing of the review process in connection with such approval, if any;

•

efforts to expand the scope of indications in which NGX-4010 is used to treat to include painful diabetic neuropathy, or PDN, and the timing of potential clinical trials or regulatory filings in connection with such expansion;

•	plans for further development of NGX-4010 in PDN and HIV-DSP;

•	the scope and size of research and development efforts and programs, including with respect to development of additional product candidates;

•	the potential benefits of, and markets for, our product candidates;

•	losses, costs, expenses, expenditures and cash flows;

•	potential competitors and competitive products;

•	discussions with potential partners for commercialization of NGX-4010 or other product candidates in the European Union;

•	our plans for sales, marketing and manufacturing;

•	internal controls over financial reporting;

•	capital requirements and our needs for additional financing;

•	future payments under lease obligations and equipment financing lines;

•	patents and our and others’ intellectual property; and

•	expected future sources of revenue and capital.

Such forward-looking statements involve risks and uncertainties, which are more fully discussed in the “Risk Factors” section and elsewhere in this Annual Report, including, but not limited to, those risks and uncertainties relating to:

•	difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates;

•

unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval or approval for particular indications (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials, and the difficulties associated with clinical trials for pain indications);

•	positive results in clinical trials may not be sufficient to obtain FDA or European regulatory approval;

•	potential for delays in or the inability to complete commercial partnership relationships;

•	physician or patient reluctance to use NGX-4010, if approved, or payer coverage for NGX-4010 and for the procedure to administer it, which may impact physician utilization of NGX-4010;

•	our ability to obtain additional financing if necessary;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.

When used in this Annual Report, unless otherwise indicated, “NeurogesX,” “the Company,” “we,” “our” and “us” refers to NeurogesX, Inc. and its subsidiaries.

“DRUVERO” and “PELCOVA” are our registered trademark in the United States and in several other countries. “NEUROGESX” is our unregistered trademark. Other service marks, trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.	Business

Overview

We are a biopharmaceutical company focused on developing and commercializing novel pain management therapies. We are assembling a portfolio of pain management product candidates and are developing innovative new therapies based on known chemical entities. Our initial focus is on the management of chronic peripheral neuropathic pain including postherpetic neuralgia, or PHN, HIV-DSP and PDN. Our most advanced product candidate, NGX-4010, a synthetic capsaicin-based dermal patch designed to manage pain associated with peripheral neuropathic pain conditions, has completed three pivotal Phase 3 clinical trials that met their primary endpoints, two in PHN and one in HIV-DSP. The results of these successful studies demonstrated that a single 30 or 60 minute application of NGX-4010, depending on the indication, may provide at least 12 weeks of clinically-meaningful pain relief. We have also completed two Phase 3 trials for NGX-4010 that have not met their primary endpoints, one in PHN and our most recently completed Phase 3 trial in HIV-DSP. We intend to submit a new drug application, or NDA, with the FDA for NGX-4010 for PHN in 2008 based on our two successfully completed Phase 3 studies in PHN.

Although our most recent Phase 3 study in HIV-DSP, study C119, did not meet its primary endpoint, we believe that a trend towards efficacy in one of the treatment arms that was observed during the initial data analysis may be supportive of our previous successful Phase 3 study in HIV-DSP. We are continuing to analyze the data from study C119 and are evaluating whether or not to seek approval of the HIV-DSP indication in the

United States and if additional studies might be required to achieve a marketing approval for the HIV-DSP indication in the United States or elsewhere.

In September, 2007, our MAA, which was based upon our then available clinical trials data, was accepted for review by the EMEA. This application was accepted under the centralized procedure and seeks approval for NGX-4010 for peripheral neuropathic pain. We may supplement our MAA filing with clinical data that became available after our initial filing. The incorporation of significant additional clinical data to our MAA could delay the EMEA’s decision or potentially cause us to withdraw and resubmit our MAA. We intend to pursue with the regulatory authorities the possible approval for peripheral neuropathic pain. However, our MAA may be limited to specific neuropathic pain indications, such as PHN.

We expect to proceed with our clinical program in PDN in 2008. We are also developing a non-patch liquid formulation of synthetic capsaicin, NGX-1998, which we anticipate will continue Phase 1 clinical trials in 2008, and are developing an opioid analgesic for use in managing pain associated with other chronic pain conditions. We hold all worldwide commercial rights to our product candidates and are actively engaged in discussions with potential commercial partners.

Peripheral neuropathic pain is a chronic condition that begins with an aberrant signal sent by injured or dysfunctional nerve endings in the skin to the brain, where it is recognized as pain. Current treatment options for relieving neuropathic pain primarily consist of oral therapeutics, which suppress the ability of the central nervous system to sense pain, and daily use of topical anesthetics. While there are a number of products currently available that help relieve neuropathic pain, we believe that the market is still underserved due to the limitations of current therapies. The primary limitations of current therapies relate to their unwanted side effects, limited efficacy, cumbersome treatment regimens, and the potential for drug-drug interactions. In contrast, NGX-4010 is a localized treatment designed to act non-systemically. NGX-4010 affects specific nerve fibers in the skin, interfering with aberrant pain signals at their source, without compromising the ability to feel normal protective sensations. Because of the transient and minimal amounts of capsaicin in the bloodstream during and after treatment, we do not expect NGX-4010 to interact with medications that function systemically and therefore believe that NGX-4010 can be used alone or in combination with other pain medications or therapies.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of novel pain management therapies. Key elements of our strategy for achieving these goals include:

Rapidly develop and commercialize NGX-4010 in peripheral neuropathic pain. We are currently pursuing approval of NGX-4010 for peripheral neuropathic pain in Europe and intend to seek approval for PHN in the United States. In September, 2007, our MAA submission was accepted for review by the EMEA under the centralized procedure, which if approved, would facilitate marketing of NGX-4010 in all member states of the European Union. In Europe, we believe that regulations allow us to seek approval of NGX-4010 for a broad indication of peripheral neuropathic pain, so long as we adequately demonstrate safety and efficacy in more than one type of peripheral neuropathic pain. Our MAA seeks broad label authorization in Europe for peripheral neuropathic pain, which includes PHN, HIV-DSP and PDN, among others. We may supplement our MAA with clinical data that became available after our initial filing, including our second successful Phase 3 study in PHN and our most recent Phase 3 study in HIV-DSP where the primary endpoint was not met. We intend to pursue with the regulatory authorities the possible approval for peripheral neuropathic pain. However, our MAA may be limited to specific neuropathic pain indications, such as PHN. The incorporation of significant additional clinical data to our MAA could delay the EMEA’s decision or potentially cause us to withdraw and resubmit our MAA. We expect to submit an NDA in the United States in 2008 for PHN and we are evaluating whether or not to seek approval of the HIV-DSP indication or if additional clinical studies may be required to achieve marketing approval for the HIV-DSP indication. If we file an NDA for HIV-DSP, we believe it is possible that the FDA may grant us priority review for that indication, as we were granted fast track designation of NGX-4010 for treatment of HIV-DSP, and represents a significant unmet medical need. If a priority review is granted, an FDA determination on that application may be rendered within six months of submission.

Establish a U.S. sales and marketing organization and partner or co-promote outside the United States. We have retained exclusive worldwide commercialization rights for NGX-4010. We intend to develop a direct sales and marketing organization in the United States for NGX-4010 to target specialized U.S. pain centers and physicians who treat neuropathic pain conditions. We intend to enter into partnering or other distribution arrangements for commercialization outside the United States.

Maximize market exclusivity for NGX-4010. Our strategy is to rapidly introduce NGX-4010 with regulatory and intellectual property protection against direct competition during the critical early years of market adoption. We believe at least one of our licensed patents will cover our product candidate NGX-4010 through November 6, 2016, and that an extension of this patent’s expiration may be available to us through 2021 under the patent term extension provisions of the Hatch-Waxman Act. If the FDA approves NGX-4010, we believe we may be entitled to five years of data exclusivity in the United States under the Hatch-Waxman Act. This exclusivity is provided to the first applicant to gain approval of an NDA under certain sections of the Food, Drug and Cosmetic Act for a new chemical entity. We have filed patent applications and we have licensed patents rights from our manufacturing partners to further strengthen our NGX-4010 patent portfolio. Additionally, we have received orphan designation for NGX-4010 for the management of painful HIV-DSP, which may give us seven-year market exclusivity in the United States for that indication if, among other things, NGX-4010 is the first highly pure synthetic capsaicin product to be approved by the FDA for that indication.

Obtain market approval for PDN. The most common cause of peripheral neuropathic pain is diabetes. The American Diabetes Association estimates that approximately 60-70% of the 20.8 million people in the United States with diabetes have mild to severe forms of nervous system damage. The Jain PharmaBiotech report published in February 2008, or Jain, estimates that there are 3.0 million diabetic patients in the United States suffering from painful diabetic neuropathy, making it the largest market opportunity in peripheral neuropathic pain. Our MAA seeks broad label authorization in Europe for the use of NGX-4010 which, if granted, would include PDN. If a broad label is not granted on our initial submission, we would anticipate filing an additional application, including the results from our PDN program, to further support a broad label. In 2008, we intend to continue our U.S. clinical program for PDN which could, if successful, culminate in our filing an NDA with the FDA for PDN. However, we do not expect to be able to file an NDA with respect to PDN for at least the next two years, and such filing will be dependent upon the successful completion of our clinical program in PDN.

Build a balanced portfolio of pain management therapies. Our model is to develop innovative therapies based on known chemical entities, balancing market opportunity with a favorable clinical and regulatory pathway. We are expanding our portfolio of pain management product candidates with a liquid high concentration topical capsaicin, NGX-1998, and an opioid analgesic for use in treating other chronic pain conditions. Additionally, we may seek opportunities to in-license products that are currently on the market or in clinical development that may benefit from our expertise in pain.

Our Product Development Programs

Our current product development programs are focused on candidates in the field of peripheral neuropathic pain. We retain worldwide rights to these product candidates. Our portfolio consists of the following product candidates:

Product Candidate	Indication	Phase of Development
NGX-4010	PHN	Three Phase 3 trials completed, two with primary endpoints met

European MAA* accepted for review by EMEA in September 2007

	HIV-DSP	Two Phase 3 trials completed, one with primary endpoint met

40 week open label extension trial completed

European MAA* accepted for review by EMEA in September 2007

	PDN	European MAA* accepted for review by EMEA in September 2007

U.S. open label Phase 2 data; continue clinical program in 2008

NGX-1998	Peripheral Neuropathic Pain	Two Phase 1 studies completed (under Exploratory IND), IND planned 1H 2008 enabling continuation of clinical program in 2008

Opioid Prodrug	Chronic Pain	Preclinical

*	The MAA filed with the EMEA seeks a broad label in the treatment of neuropathic pain, which includes the treatment of PHN, HIV-DSP and PDN, among others.

Neuropathic Pain Conditions

According to Jain chronic neuropathic pain is estimated to effect about 8% of the world population. Jain estimates that there are approximately 6.0 million neuropathic pain sufferers in the United States, who generated over $3.5 billion in neuropathic pain product sales in 2007, which Jain predicts will grow to $8.5 billion in 2017. Jain also estimates that there are 3.0 million neuropathic pain sufferers in Europe. We believe that this projected growth in the market for neuropathic pain medications reflects increasing awareness by the medical community of neuropathic pain diagnosis and treatment options, as well as growth in the elderly population, an increase in the number of people suffering from diabetes and an increase in the life expectancy of people with HIV. Our lead product candidate, NGX-4010, is designed to address peripheral neuropathic pain conditions, which affect a majority of patients suffering from neuropathic pain.

Pain results from sensory nerve stimulation often associated with actual or potential tissue damage. Pain is transmitted by specific nerve fibers that carry the pain signal across the nervous system to the brain, where it is recognized as pain. Pain can be acute or chronic. Acute pain is short in duration and tends to be reactive or protective against actual or potential tissue injury. Chronic pain lasts over an extended period of time and often serves no useful purpose. There are two broad categories of chronic pain, inflammatory and neuropathic. Inflammatory pain is associated with tissue damage, often occurring from injury or from inflammatory conditions, such as osteoarthritis or lower back pain. This class of pain is often treated with prescription drugs that act systemically, including opioids, and over-the-counter anti-inflammatory drugs.

Neuropathic pain is a type of chronic pain that results from injury to, or dysfunction of, nerves. The injury can be to the central nervous system, consisting of the brain and spinal cord, or to the peripheral nervous system, consisting of all other nerves. Neuropathic pain can occur in any part of the body and can significantly impair the affected individual’s quality of life. It can result from viruses, as is the case with PHN and HIV, or diseases, such as diabetes. Neuropathic pain can also result from the use of drugs that treat diseases or viruses, such as drugs used to treat HIV or cancer.

Existing Treatments and their Limitations

While there are a number of products currently available for the management of neuropathic pain, we believe that the market is still underserved due to the limitations of current therapies. The primary limitations of current therapies relate to their unwanted systemic side effects, limited efficacy, cumbersome treatment regimens, potential for abuse and drug-drug interaction.

Because patients react to pain and to pain therapies in many ways and because no one therapy offers complete pain relief to all patients without significant side effects, a single standard of care does not exist for the management of neuropathic pain. Initial treatment typically involves one of a few anti-convulsants or anti-depressants. To the extent that the initial therapy does not provide adequate pain relief, the physician may try other anti-convulsants, anti-depressants or opioids alone or in combination, to treat the pain. These systemic treatments are often limited by side effects including dizziness, sedation, confusion, constipation and the potential for drug dependence. Due to these side effects, patient compliance is often poor and physicians often reduce dosing to less than optimal levels which limits the ability of these drugs to reduce pain. For this reason, we believe there is an opportunity for localized, non-systemic analgesics to be used broadly either alone or in combination to reduce the patient’s pain without the burden of significant side effects.

To date, one topical product has been FDA approved in the United States for managing peripheral neuropathic pain, specifically to treat PHN. This treatment, a lidocaine patch, should not be worn for more than 12 hours in any 24-hour period. Some patients may require up to two weeks of treatment before experiencing peak pain relief and the patch must continue to be used daily in order to maintain relief. Because of safety issues associated with the use of lidocaine, the labeling for the lidocaine patch states that no more than three patches should be worn simultaneously.

Capsaicin-Induced Effects on Peripheral Neuropathic Pain

Peripheral neuropathic pain results from injured or dysfunctional nerve endings that send aberrant pain signals to the brain in the absence of harmful stimuli, inappropriately causing the sensation of pain. We believe capsaicin can desensitize these injured or dysfunctional nerve fibers, reducing their ability to initiate pain signals for a sustained period of time. Capsaicin is a naturally occurring substance that is responsible for making chili peppers hot. Products containing low concentrations of capsaicin, including creams, lotions and patches, have long been sold over-the-counter for the treatment of minor arthritis, back and muscle pain, as well as for other conditions.

Low-concentration capsaicin topical products have not been a viable treatment for chronic peripheral neuropathic pain conditions due in part to poor patient compliance resulting from the treatment of already painful skin with a compound that causes burning sensations, as well as the inconvenience of multiple daily applications. We believe that high-concentration capsaicin cream also does not appear to constitute a viable therapy because application causes significant patient discomfort, creams can allow the capsaicin to disperse beyond the treatment area, and existing creams have not been optimally formulated to allow capsaicin to penetrate the skin. To address the intrinsic limitations of existing capsaicin therapies, we have developed NGX-4010, a high concentration capsaicin patch.

Our Solution

We are developing novel pain management therapies for peripheral neuropathic pain, beginning with high-concentration capsaicin formulations—NGX-4010, a dermal patch and NGX-1998, a dermal liquid formulation. We believe that these dermal product candidates, if approved by regulatory authorities, may become a standard of care for the management of pain associated with peripheral neuropathic disorders while offering a number of significant advantages over other neuropathic pain management therapies:

•

Non-systemic/localized treatment. Our localized peripheral pain management therapy is designed to address the origin of the pain signal in the injured or dysfunctional nerves. Unlike most existing pain therapies, our product candidates do not act as general pain suppressants of the entire central nervous system and do not cause a general desensitization to acute pain or other sensations.

•

Duration of effect. Our dermal product candidates are designed to allow capsaicin to readily penetrate the skin and provide rapid onset of clinically meaningful pain relief that may last for at least 12 weeks from a single application of 60 minutes or less. We believe this may address a significant limitation of existing pain therapies, many of which require daily use and gradual increased dosages over time before reaching their peak relief effect.

•

Compliance. We believe that our dermal product candidates may avoid problems with patient compliance, which can be a significant limitation with currently available treatments, because our product candidates are designed to be administered in a health care facility in a single application to provide pain relief for at least 12 weeks. We believe this may address significant limitations of currently available alternatives, such as the Lidoderm patch, which is self-administered and must be applied daily and worn for no more than 12 hours per day, and systemic drugs, which also require daily use and can produce significant side effects.

•

Safety. Our clinical trials have consistently demonstrated that NGX-4010 is well tolerated. Treatment-related adverse events have primarily consisted of temporary redness, pain, burning, itching, dryness or swelling at the application site. The application site reactions have generally been short term and well managed with the application of cool compresses, ice or the use of short-acting opioids. To date we have not seen evidence of increased side effects with repeated treatment, including in patients who have received treatments over two or more years.

Our Lead Product Candidate, NGX-4010

NGX-4010 is a non-narcotic analgesic formulated in a dermal patch containing an 8% concentration of synthetic capsaicin. Capsaicin is released from the patch and, with the aid of penetration enhancers, absorbed into the skin during application without significant absorption of capsaicin into the bloodstream. Accordingly, users of NGX-4010 can avoid the systemic side effects of anti-convulsants, anti-depressants and opioids and the potential for abuse and addiction associated with some of these drugs. NGX-4010 is administered in a health care facility in a non-invasive process that involves pre-treating the painful area with a topical anesthetic for approximately one hour, followed by the application of our patch for 30 or 60 minutes. Patches are cut to conform to the area to be treated. After the specified application period, the patch is removed and residual capsaicin is removed from the skin with a proprietary cleansing gel. NGX-4010 has been shown to provide a clinically meaningful reduction in peripheral neuropathic pain for at least 12 weeks in certain of our clinical studies.

In September 2007, our MAA for NGX-4010 was accepted for review by the EMEA. That submission contained our then available completed clinical studies which consisted of two completed pivotal Phase 3 studies in which the primary endpoints were met, one each in PHN and HIV-DSP. We may supplement our MAA filing with clinical data that became available after our initial filing. The incorporation of significant additional clinical data to our MAA could delay the EMEA’s decision or potentially cause us to withdraw and resubmit our MAA. We intend to pursue with the regulatory authorities the possible approval for peripheral neuropathic pain. However, our MAA may be limited to specific neuropathic pain indications, such as PHN. We intend to submit an NDA for NGX-4010 in the United States in 2008 for PHN and we are evaluating whether or not to seek approval of the HIV-DSP indication or if additional studies may be required to achieve marketing approval for the HIV-DSP indication.

Clinical Trials

NGX-4010—Initial Target Indications.

As the following table illustrates, we have conducted extensive clinical trials in the management of peripheral neuropathic pain. Combined, our completed studies represent over 1,600 subjects treated with NGX-4010.

Indication	Trial Number	Number of Participants		Development Activity	Status
PHN	C116	402		Phase 3 pivotal	Completed; primary endpoint met (p = 0.001)
	C117	400		Phase 3 pivotal	Completed; primary endpoint met (p = 0.01)
	C110	155		Phase 3	Completed; primary endpoint not met
	C118	106	*	Open label safety study	Completed
	C108	299		Phase 2/3	Completed; primary endpoint not met
	C108	206		Open label extension	Terminated early
	C102	44		Phase 2	Completed
	C106	24		Open label extension of C102	Completed

HIV-DSP	C107	307		Phase 3 pivotal	Completed; primary endpoint met (p = 0.0026)
	C119	494		Phase 3 pivotal	Completed; primary endpoint not met
	C118	106	*	Open label safety study	Completed
	C109	12		Phase 2	Completed

PDN	C111	117	**	Open label tolerability study	Completed

*	C118 evaluated the safety of applications of NGX-4010 over a 12 month period. Of the 106 patients enrolled, 52 patients have HIV-DSP and 54 patients have PHN.
**	C111 evaluated the effect of topical anesthetic alternatives on tolerability of NGX-4010 and included 91 PDN patients, 25 PHN patients and 1 HIV-DSP patient.

General Trial Design Criteria. Because all of our trials have focused on the treatment of peripheral neuropathic pain, although in different indications, we have generally been able to employ a similar design in each trial. Patients in each of our trials have to be at least 18 years old and have intact, unbroken skin over the painful area to be treated. Patients could be taking doses of other chronic pain medications, but could not be using any topical pain medications on the affected areas. Our blinded trials involve a randomly selected treated group and a control group. The treated patients receive a single application of our NGX-4010 dermal patch in its standard formulation, containing 8% concentration of synthetic capsaicin. Our control group patients receive a single application of a low-dose version of our NGX-4010 dermal patch, containing 0.04% capsaicin. The control groups receive a low-dose capsaicin to ensure that these patients can feel the heat sensation produced by the active ingredient, so that they could not tell that they are receiving the control. All patients receive a topical local anesthetic for one hour prior to application of the patch. The patch is then applied to all patients for a prescribed duration, usually 30 or 60 minutes, although in some of our studies we also tested durations of 90 minutes. The amount of active ingredient delivered to the patient is dependent on the duration of patch application, since the capsaicin is absorbed into the skin over time. In our open label extension studies, the control group is eliminated and all participants may receive additional single application treatments of NGX-4010, typically when pain has returned but not more frequently than once every 12 weeks.

General Objectives. The primary objective, or endpoint, of each of our Phase 3 clinical trials has been to assess the percent change in “average pain” from baseline to weeks 2-8, in the case of PHN, or to weeks 2-12, in the case of HIV-DSP. If the primary endpoint is not met, the trial is generally considered to have been unsuccessful. Determining if the primary endpoint has been achieved is based on statistical analysis that has been defined in the protocol, the measurement of which is known as the “p value.” A successful trial is generally based on meeting a p value of less than 0.05, which means that there is a greater than 95% likelihood that the drug was responsible for the difference in effect observed between the treated patients and those receiving a placebo (or in our case, a control patch). The primary method of assessing baseline pain and pain over the course of the study is a Numeric Pain Rating Scale, or NPRS. Eligible subjects had moderate to severe neuropathic pain with a baseline average NPRS score, as measured over a period of one to two weeks prior to treatment, typically of 3 to 9 (with 0 = no pain and 10 = worst possible pain). Secondary efficacy measures included methods of assessing pain other than with NPRS, such as the Patient and Clinical Global Assessments of Change, Gracely Pain Scale, Short-Form McGill Pain Questionnaire, and Brief Pain Inventory, as well as the proportion of “responders,” which are defined as patients who experience a certain minimal threshold of pain relief such as, the percentage of patients who achieve at least a 30% reduction in pain as measured by the NPRS. Each of our studies also assessed safety and tolerability.

General Safety Findings. Our clinical trials have consistently demonstrated that NGX-4010 is well tolerated. In our Phase 3 trials, over 98% of subjects completed the prescribed duration of patch application, both during the double-blind phase and during the open-label phase of our trials. Treatment-related adverse events have primarily consisted of application-site issues, such as redness, pain, burning, itching, dryness or swelling. Most of these events have been mild to moderate, however, severe application site events have been observed. The application site reactions have been generally short term and managed with the application of cool compresses, ice or the use of short-acting opioids to relieve the treatment-related discomfort. Transient changes in blood pressure have been observed during the treatment procedure and appear to follow treatment-related changes in pain. We have not seen evidence of increased side effects with repeated treatment. In our Phase 3 trials there have been three serious adverse events (totaling less than 1%) related to NGX-4010, two related to pain and one case of hypertension. Although in our earlier PHN studies C108 and C110, more cardiac adverse events occurred in subjects treated with NGX-4010 than subjects receiving the control patch, in the larger subsequently completed Phase 3 PHN studies C116 and C117, no significant difference in the proportion of subjects with cardiac events was observed between the active and control groups. Similarly, in our HIV-DSP Phase 3 studies, we have not observed a difference in the proportion of subjects with cardiac events between active and control groups.

Postherpetic Neuralgia

Including our completed C116 and C117 pivotal Phase 3 clinical trials, we have conducted five controlled studies, an open-label extension study, and a one year open-label repeat dose safety study evaluating the effect of NGX-4010 in subjects with PHN. Overall, over 900 subjects have received NGX-4010 in these studies with over 1,300 NGX-4010 treatments being administered.

Background on PHN. PHN is a painful condition affecting sensory nerve fibers. It is a complication of shingles, a second outbreak of the varicella-zoster virus, which initially causes chickenpox. Following an initial infection, some of the virus can remain dormant in nerve cells. Years later, age, illness, stress, medications or other factors that are not well understood can lead to reactivation of the virus. The rash and blisters associated with shingles usually heal within six weeks, but some people continue to experience pain for years thereafter. This pain is known as postherpetic neuralgia, or PHN. PHN may occur in almost any area, but is especially common on the torso.

Potential Market. According to the Centers for Disease Control, or CDC, there are approximately 1.0 million cases of shingles in the United States each year, and approximately one in five shingles sufferers go on to develop PHN. The likelihood of developing PHN from shingles increases with age, with approximately 25% of people over 55, 50% of people over 60, and 75% of people over 70 estimated to eventually develop PHN after contracting shingles. According to Jain, there were approximately 500,000 people in the United States living with PHN and, according to The Mattson Jack Group in 2007, there were approximately 333,000 people in the United Kingdom, France, Germany, Italy and Spain, combined, living with PHN.

Clinical Trial Results

C117 Phase 3 Clinical Trial. This trial was a randomized, double-blind, controlled, multicenter trial performed at 61 sites in the United States and Canada. Inclusion criteria included pain for at least six months following resolution of shingles. We enrolled 416 subjects and randomly assigned them to receive a 60 minute application of NGX-4010 (n = 212) or control (n = 204) patches, according to a 1:1 allocation scheme. Based on the results from previous PHN studies, randomization was stratified by gender and by cardiovascular risk to balance the treatment groups.

The study met its primary endpoint, showing a reduction in “average pain” from baseline to weeks 2-8 for the NGX-4010 treated group over the control group. The NGX-4010 group demonstrated a 32.0% decrease in pain score, a result that was statistically significant in comparison to the 24.4% decrease in the control group (p = 0.0108). The superiority of NGX-4010 treatment was also demonstrated for the secondary assessment period of weeks 2-12, in which the group treated with NGX-4010 demonstrated a 32.3% decrease in pain, while the control group decreased by 25.0% (p = 0.0172). In a week by week comparison, NGX-4010 subjects achieved statistically significant mean reductions in NPRS scores by week 2 (p = 0.039) and at every subsequent week through week 12.

C116 Phase 3 Clinical Trial. This trial was a randomized, double-blind, controlled, multicenter trial performed at 52 sites in the United States. Inclusion criteria included pain for at least six months following resolution of shingles. We enrolled 402 subjects and randomly assigned them to receive a 60 minute application of NGX-4010 (n = 206) or control (n = 196) patches, according to a 1:1 allocation scheme. Based on the results from the previous PHN studies, randomization was stratified by gender and by cardiovascular risk to ensure balance between the treatment groups.

The study met its primary endpoint of showing a reduction in “average pain” from baseline to weeks 2-8 for the NGX-4010 treated group over the control group. The NGX-4010 group demonstrated a 29.6% decrease in pain score, a result that was statistically significant in comparison to the 19.9% decrease in the control group (p = 0.001). The superiority of NGX-4010 treatment was also demonstrated for the secondary assessment period of weeks 2-12, in which the group treated with NGX-4010 demonstrated a 29.9% decrease in pain, while the control group decreased by 20.4% (p = 0.0016). In a week-by-week comparison, NGX-4010 subjects achieved statistically significant mean reductions in NPRS scores as early as week 1 (p = 0.0438) and at every subsequent week through week 12.

With the completion of our C117 and C116 studies, we believe that we have sufficient clinical evidence to support an NDA submission for PHN. We currently plan to file an NDA for PHN with the FDA in the second half of 2008.

C118 Phase 2 Clinical Trial—Safety. This study is a multicenter, open-label, one year safety study of NGX-4010 for the treatment of peripheral neuropathic pain in patients with PHN or HIV-DSP. The primary objective of this study was to assess the safety of up to four repeated applications of NGX-4010 for the treatment of PHN and HIV-DSP. The study enrolled a total of 106 patients (54 PHN and 52 HIV-DSP). NGX-4010 treatments were generally well tolerated with greater than 98% of the subjects completing the prescribed duration of treatment. We believe the study demonstrated that NGX-4010 was not associated with increasing toxicity following multiple treatment cycles. Further, clinical assessments suggested no impairment of protective nerve function (such as the ability to feel pressure or heat) over the one year study period.

Prior Clinical Experience. In 2004, we completed C110, a Phase 3 trial of 155 PHN patients. Unlike our C117 and C116 trials and our earlier Phase 2 trials in PHN, this study only required subjects to have had pain for at least three months following resolution of their shingles rash, rather than six months. Subjects treated with NGX-4010 experienced a mean percent decrease in pain scores from baseline of approximately 37% compared to an approximately 30% decrease in the control group, a result that was not statistically significant. In a week-by-week comparison, an improvement over time was observed in the control group, suggesting a spontaneous improvement may have occurred. Spontaneous improvement of PHN during the first three to six months has been reported in scientific literature. An analysis not specified in the protocol was performed evaluating subjects with PHN for at least six months. This analysis demonstrated significantly greater reductions in pain in NGX-4010 treated patients compared to control. Based on the results of this study, we revised the inclusion criteria for our subsequent PHN clinical trials to include subjects with pain for at least six months post-shingles resolution.

In 2004, we completed C108, a 299 patient randomized, double-blind, 12-week, controlled, dose-finding study of NGX-4010 for PHN. The primary objective of this study was to assess the efficacy, safety, and tolerability of NGX-4010 administered at three different dose levels (30-, 60- and 90-minutes) for the treatment of PHN. Pain scores during weeks 2–8 following 30-, 60- and 90-minute NGX-4010 treatments were similar, with patients’ pain scores declining approximately 25% to 28%. Compared with the control group pain scores, only the 90-minute dose group demonstrated a mean percent pain score decrease from baseline that reached statistical significance (p = 0.044). In study C108, a gender imbalance was noted between the individual dose groups with more males being assigned to the 60-minute NGX-4010 group than in the other treatment groups. To adjust for this imbalance, a gender-stratified analysis not specified in the protocol was performed. The results of this analysis demonstrated significant reductions in pain in both the 90- and 60-minute NGX-4010 dose group (p <0.05) suggesting that the primary analysis of this study was confounded by the imbalance in gender in the 60-minute dose group. Based on the results of this study, we modified our clinical trial analysis plans in subsequent PHN clinical trials to include a gender-stratification analysis that accounts for potential gender imbalances in treatment groups.

The C108 study’s open-label extension phase was terminated prior to completion after the data from the double-blind portion of the study were unblinded. During the open-label extension, subjects could receive up to three NGX-4010 treatments no more frequently than every 12 weeks. Of the 299 subjects, 206 (69%) received one or more open-label NGX-4010 treatments. Treatment was generally well tolerated. There were no observed safety concerns with subjects receiving up to four NGX-4010 treatments.

In C102, a Phase 2 trial, we demonstrated that a single 60-minute treatment with NGX-4010 was feasible in subjects with PHN, appeared to be well tolerated and was associated with a reduction in PHN pain over a 28-day period. C106, an open-label extension of C102, suggested that a single 60-minute NGX-4010 treatment is associated with a reduction in PHN pain over a 12-week period and that treatment appeared to be well-tolerated when administered up to four times over the course of one year.

Painful HIV-Distal Sensory Polyneuropathy

We have conducted two controlled studies, an open-label extension study and an open-label long-term safety study evaluating the effect of NGX-4010 in subjects with HIV-DSP. Overall, 632 subjects have received NGX-4010 in these studies with over 1,000 NGX-4010 treatments being administered.

Background on HIV-DSP. HIV-DSP is caused primarily by three factors: direct activation of cells known as sensory neurons by the HIV virus, the immune system’s fight against the infection and the drugs administered to treat HIV. Painful HIV-DSP is characterized by significant pain in the feet and hands.

Potential Market. According to Frost & Sullivan, neuropathic pain is a common neurological complication of antiretroviral treatments of HIV and affects approximately 15% of the HIV infected community. According to the CDC, in 2005 the estimated number of AIDS diagnosis in the United States and dependent areas was 984,155. There are currently no specific treatments approved in the United States or Europe for HIV-DSP. According to The Mattson Jack Group, there are approximately 270,000 and 136,000 people with HIV-DSP in the United States and in the United Kingdom, France, Germany, Italy and Spain, combined, respectively.

Clinical Trial Results

C119 Phase 3 Clinical Trial. In February 2008, we completed a randomized, double-blind, controlled trial performed at 77 sites in the United States, Canada, Australia and the United Kingdom. Inclusion criteria included pain due to HIV-DSP or neurotoxic antiretroviral drug exposure for at least two months and average NPRS scores during the screening period of three to nine, inclusive. The primary objective of this study was to assess efficacy, safety, and tolerability of two doses of NGX-4010, 30- and 60-minute applications, over the 12-week study period. The primary efficacy assessment was the change in “average pain” from baseline in weeks 2-12. We enrolled 494 subjects and randomly assigned them to receive either a 30 minute or 60 minute application of NGX-4010 or control patches according to a 2:1 allocation scheme for each dose.

Study C119 did not meet its primary endpoint. Overall there was a 29.5% reduction in pain in the NGX-4010 treatment group, a result that was consistent with what we have observed in other NGX-4010 studies. The control group reported a 24.6% reduction in pain from baseline, a control group response greater than we observed in our prior HIV-DSP Phase 3 study. The P-value for this comparison was P = 0.1. For the individual dose groups, the 30-minute NGX-4010 group achieved a 26.1% reduction in pain from baseline compared to the 30-minute control group, which reported a 19.1% reduction in pain. The P-value for this comparison was P = 0.1. The 60-minute dose group reported a 32.8% reduction in pain from baseline, however, the 60-minute control group reported a 30.1% reduction in pain (P = 0.5).

C107 Phase 3 Clinical Trial. In 2005, we completed a randomized, double-blind, controlled, dose finding study of NGX-4010 for the treatment of HIV-DSP performed at 32 sites in the United States. The primary objective of this study was to assess efficacy, safety, and tolerability of NGX-4010. Efficacy was measured in terms of change in “average pain” from baseline to weeks 2-12. The study consisted of a 12-week randomized, double-blind, controlled phase and a 40-week open-label extension. Three different dose levels (30-, 60- and 90-minute applications) were evaluated together, and then each dose level was evaluated individually. The study also provided information about the efficacy, safety, and tolerability of repeated treatment with NGX-4010 over one year. A total of 307 subjects were enrolled at 32 clinical sites in the United States, divided approximately equally among the 30-, 60- and 90-minute dose levels, with three patients treated with NGX-4010 for every one subject treated with the control.

The results of the study demonstrated that in the aggregate, across all active treatment groups, NGX-4010 significantly reduced pain in subjects with HIV-DSP compared to the control group. Subjects treated with NGX-4010 demonstrated a mean reduction in pain score from baseline of 22.8% that was statistically greater than the 10.7% decrease in the control group (p = 0.0026).

Among the individual dose groups, the 90-minute NGX-4010 group demonstrated a mean reduction in pain of 24.7% that was significantly greater than the decrease of 10.7% reported by the control group (p = 0.005). The 60-minute NGX-4010 group also demonstrated a greater reduction in pain scores of 15.8%, but the difference from control was not statistically significant. The 30-minute NGX-4010 group had a mean percent decrease from baseline of 27.7%, which was similar to the pain reduction reported for the 90-minute NGX-4010 group (p = 0.0007). The effect of treatment was maintained for up to 12 weeks, with the NGX-4010 group demonstrating significantly greater pain reduction compared to the control group during the second week and at each subsequent week through week 12. Among several secondary measures of pain relief, all three doses showed meaningful improvement compared to control. This study demonstrated that treatment with NGX-4010 was generally well tolerated. A single NGX-4010 treatment provided a stable reduction in pain over a 12-week period. Although the pre-specified statistical testing of the primary analysis stopped after the 60-minute dose was found not to have reached statistical significance, the data from all the active dosing groups combined from this study, including evaluation of secondary endpoints, support the conclusion that all the NGX-4010 doses tested (30-, 60-, and 90-minute) provided pain relief in subjects with HIV-DSP. Repeated treatments for up to one year in an open label efficacy study appeared to have been equally efficacious, generally well tolerated and without cumulative toxicity.

C118 Phase 2 Clinical Trial—Safety. This study is a multicenter, open-label trial of NGX-4010 for the treatment of peripheral neuropathic pain in patients with HIV-DSP or PHN. The primary objective of this study was to assess the safety of up to four repeated applications of NGX-4010 for the treatment of HIV-DSP and PHN. The study enrolled a total of 106 patients (54 HIV-DSP and 54 PHN). NGX-4010 treatments were generally well tolerated with greater than 98% of subjects completing the prescribed duration of treatment. We believe the study demonstrated that NGX-4010 was not associated with increasing toxicity following multiple treatment cycles. Further, clinical assessments suggested no impairment of protective nerve function (such as the ability to feel pressure or heat) over the one year study period.

Prior Clinical Experience. In 2003, we completed C109, an open-label pilot study of high-concentration capsaicin patches in the treatment of HIV-DSP. The primary objective of this study was to obtain preliminary information on the efficacy, safety, and tolerability of NGX-4010 in subjects with HIV-DSP. This Phase 2, multicenter, open-label trial enrolled 12 subjects at three clinical sites in the United States. Subjects received a single 60-minute treatment with NGX-4010 and were followed for 12 weeks. This study demonstrated that treatment with NGX-4010 was feasible and was generally well-tolerated. The study also provided preliminary evidence of efficacy indicating that NGX-4010 could reduce pain associated with HIV-DSP for 12 weeks after treatment.

Painful Diabetic Neuropathy

Background on PDN. PDN is caused by injury to the sensory nerves, which arises from the toxic effects of some glucose metabolites and damage to blood vessels associated with nerves. The condition causes progressive pain or loss of feeling in the toes, feet, legs, hands and arms. Like HIV-DSP, PDN is typically first felt as pain in the feet and hands.

Potential Market. The CDC estimates that 20.8 million people in the United States suffered from diabetes, of which it is estimated by Jain that 6.0 million suffered from some form of neuropathy. The number of diabetic neuropathic pain sufferers in the United States is currently estimated by Jain to be 3.0 million. According to The Mattson Jack Group, there are approximately 2.85 million people with PDN in the United Kingdom, France, Germany, Italy and Spain, combined.

Clinical Trial Results

Phase 2a Clinical Trial Description. In 2004, we completed C111, a randomized, open-label multicenter evaluation of the tolerability of treatment with NGX-4010 in conjunction with pre-patch topical application of one of three lidocaine 4%-based local anesthetic products. The study enrolled 25 subjects with PHN, 91 subjects with PDN and 1 subject with HIV-DSP. Tolerability of the procedure was similar among all topical anesthetics tested. Preliminary efficacy data were obtained for the PHN group and the PDN group. PHN subjects experienced a 27.7% reduction in pain over weeks 2 through 12; pain was reduced by 31.4% in PDN subjects. Our experience in C111 suggests that neuropathies of the feet, such as PDN and HIV-DSP, regardless of the underlying disease, may respond similarly to treatment with NGX-4010.

NGX-1998—Liquid High Concentration Topical Capsaicin

We are developing a proprietary topical high-concentration capsaicin liquid formulation for the treatment of peripheral neuropathic pain, as well as potentially for other chronic pain syndromes. NGX-1998 and other similar proprietary formulations are intended to provide:

•

Rapid Delivery: Deliver capsaicin more rapidly into the skin than NGX-4010, without allowing significant amounts to enter the bloodstream, thereby potentially shortening the treatment procedure without impacting the safety or efficacy profile. By reducing treatment time, a larger base of physicians may be willing to administer NGX-1998.

•

Improved Comfort: Reduce treatment-related discomfort. We believe that the rapid delivery of capsaicin may reduce the need for pre-treatment with a local anesthetic, as the extremely rapid skin delivery of capsaicin could quickly inhibit the activity of nerve fibers.

•

Expanded Indications: The liquid formulation can be applied to many places on the body that pose a challenge for a patch formulation, expanding the potential indications to include such pain syndromes as arthritis, vulvodynia, psoriasis and oral mucositis.

NGX-1998 has been evaluated in two clinical studies under an exploratory IND. In one study, we tested multiple liquid capsaicin formulations in order to identify those with the highest surrogate efficacy and tolerability characteristics. A second study involving 30 healthy volunteers evaluated the effect of NGX-1998 on epidermal nerve fiber density, which we believe may be a surrogate measure of efficacy. Each volunteer was treated with NGX-1998 for 5, 15 and 25 minutes as well as a 60 minute application of NGX-4010. Epidermal nerve fiber density was measured by punch biopsy seven days after treatment for the treated areas and for one placebo treated area from each volunteer that was taken as a control. In addition, the study evaluated treatment related discomfort at each of the treatment times. Results of the study indicate that each of the three NGX-1998 treatment times produced comparable nerve fiber density reduction as that observed following a 60-minute application of NGX-4010 and all groups showed a statistically significant reduction in nerve fiber density compared to control. The study also indicated a significant reduction in treatment related discomfort between all of the NGX-1998 treatment groups and NGX-4010. We have completed our IND-enabling preclinical toxicology studies and expect to submit a traditional IND in the first half of 2008 in order to support continued clinical development of NGX-1998 in peripheral neuropathic pain patients.

Opioid Analgesic Prodrugs—Preclinical Program

Opioid analgesics are widely prescribed to those suffering from acute or chronic pain. However, this important class of pain medicine suffers from numerous problems, including sedation and dizziness, gastrointestinal side effects, such as nausea, constipation and vomiting, and diversion to non-medical uses. The premise of our opioid prodrug portfolio is that metabolic activation of these prodrugs is required in order to release the pharmacologically active parent molecule. The required metabolic activation step may both reduce the attractiveness of these molecules to opioid abusers and improve safety and tolerability by slowing bioavailability of the parent drug. To support this program, during 2007 we filed a patent application covering both composition of matter for our proprietary prodrug formulations and have licensed a patent which is applicable in this area of research. We have synthesized a variety of drug candidates based upon known compounds, and have initiated in vivo studies with NGX-6052, our most advanced molecule.

Manufacturing

We do not own facilities for the manufacture of any products or product candidates. We utilize contract manufacturers to produce clinical supplies of the active ingredient in NGX-4010, synthetic capsaicin, as well as the NGX-4010 dermal patch, the associated cleansing gel and the fully assembled NGX-4010 treatment kit. Although we intend to continue to rely on contract manufacturers to produce our products for both clinical and commercial supplies, we oversee the production of the NGX-4010 treatment kit and each of its components.

There are two primary raw material components of our synthetic capsaicin. Each is generally available from a number of suppliers. We currently obtain our supplies of synthetic capsaicin from Formosa Laboratories in Taiwan, who obtains the raw materials from qualified suppliers. While Formosa is our sole supplier currently, other potential suppliers exist and we may qualify a second source of supply after initial market approval.

We have only one supplier for our clinical and commercial supply of NGX-4010. We have engaged LTS Lohmann Therapie-Systeme AG, or LTS, in Germany as the manufacturer to formulate the active ingredient from a powder into a dermal patch. Under the terms of our clinical supply, development and license agreement and our commercial supply and license agreement with LTS, we are obligated to purchase all of our NGX-4010 clinical and commercial supply requirements from LTS. The terms of our clinical supply, development and license agreement with LTS will remain in effect, subject to bi-annual renewals at our election, the first of which occurred in June 2006, until we obtain regulatory approval for, and begin to commercialize NGX-4010 in a particular territory, at which time, we will obtain our supply of NGX-4010 for that territory under the commercial supply and license agreement.

For our clinical and commercial supply of our cleansing gel, we have engaged Contract Pharmaceuticals Limited as the manufacturer. While we currently have only one supplier for the cleansing gel, we believe there are a number of potential suppliers and intend to evaluate the need for qualifying a second source of supply if we commercialize NGX-4010. In Europe, we have engaged Grenzach Produktions GmbH, or Grenzach, to prepare the commercial product package containing the NGX-4010 patch and cleansing gel. Grenzach will also assemble the NGX-4010 treatment kit (containing components such as nitrile gloves, gauze, package insert), including sourcing all component parts, packaging and preparation for distribution. In the United States, we intend to engage at least one company to carry out the treatment kit assembly process, and we believe there are numerous potential candidates to fill this role.

If we obtain FDA approval, or approval outside the United States, for our product candidates, including NGX-4010, we plan to rely on contract manufacturers to produce sufficient quantities for large scale commercialization. These contract manufacturers will be subject to extensive governmental regulation. Regulatory authorities in the markets that we intend to serve require that drugs be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices, or cGMPs. In this regard, we plan to engage only contract manufacturers who have the capability to manufacture drug products in compliance with cGMPs in bulk quantities for commercialization.

Sales, Marketing and Distribution

We currently have no sales or distribution capabilities and limited marketing capabilities. In order to commercialize NGX-4010 or any future product candidates, we must develop sales, marketing and distribution capabilities or make arrangements with other parties to perform these services for us. We are assembling a team of marketing and reimbursement professionals with significant experience in specialty sales, marketing and product pricing and reimbursement and have developed a group of expert consultants as part of our initial effort to prepare for sales and marketing of NGX-4010, and our Chief Executive Officer also has significant sales and marketing experience.

If NGX-4010 receives marketing approval from the FDA, we currently plan to build our own U.S. sales force to market NGX-4010 directly to approximately 5,000 pain centers and 10,000 physicians in the United States who specialize in treating chronic pain. We believe that we can best serve this pain center and physician market with a focused, specialty sales force. Should we obtain marketing approval, we plan to conduct a variety of promotional and educational programs aimed at establishing awareness of NGX-4010 in the physician community. These programs may focus on differentiating NGX-4010 from other competitive products, such as Pfizer’s Neurontin and Lyrica, gabapentin, the generic form of Neurontin, Eli Lilly’s Cymbalta and Endo Pharmaceuticals’ Lidoderm. These programs are planned to include sales representative promotion, symposia, regional speaker programs and medical conference exhibits.

To the extent we expand NGX-4010 for indications beyond PHN, such as HIV-DSP or PDN, or to the extent that we believe we can improve the commercial opportunity of NGX-4010 by doing so, we may expand the sales force or establish partner relationships with larger pharmaceutical companies that have well established sales forces in place that may effectively carry our products to a broader physician market in the United States.

Outside of the United States, and subject to marketing approval in the relevant countries, we intend to engage sales, marketing and distribution partners with an initial focus on Europe.

Competition

If NGX-4010 receives marketing approval, it will compete against, and may be used in combination with, well-established products currently used both on and off-label in our target indications. The most directly competitive currently marketed products in the United States are Lidoderm, an FDA-approved 5% lidocaine topical patch for the treatment of PHN marketed by Endo Pharmaceuticals, and Lyrica, an oral anti-convulsant, marketed by Pfizer for use in the treatment of PHN. In addition to these branded drugs, the FDA has approved gabapentin (Neurontin) for use in the treatment of PHN. Gabapentin is marketed by multiple generic manufacturers, and is the most widely-prescribed drug in the United States for treatment of neuropathic pain. Pfizer has also received FDA approval of Lyrica for the treatment of PDN, fibromyalgia and epilepsy indications. The FDA has approved Cymbalta from Eli Lilly for use in the treatment of PDN, general anxiety disorder and depression.

By the time we are able to commercialize a product candidate, the competition and potential competition may be greater and more direct. There are many other companies working to develop new drugs and other therapies to treat pain in general and neuropathic pain in particular, including GlaxoSmithKline, Abbott Laboratories, Depomed, Inc., Newron Pharmaceuticals S.p.A., Novartis AG, UCB S.A. and Eli Lilly. Some of the compounds in development by such companies are already marketed for other indications, such as depression and epilepsy. Other companies are focusing on new compounds, most of which are in preclinical or early phases of development, or reformulations of existing compounds such as sustained release gabapentin.

We expect to compete on, among other things, the safety and efficacy of our products. Competing successfully will depend on our continued ability to attract and retain skilled and experienced personnel, to identify, secure the rights to and develop pharmaceutical products and compounds and to exploit these products and compounds commercially before others are able to develop competitive products. In addition, our ability to compete may be affected because insurers and other third-party payors in some cases seek to encourage the use of generic products making branded products less attractive, from a cost perspective, to buyers.

Patents and Proprietary Rights

Our success will depend in part on our ability to protect NGX-4010 and future products and product candidates by obtaining and maintaining a strong proprietary position both in the United States and in other countries. To develop and maintain our proprietary position, we will rely on patent protection, regulatory protection, trade secrets, know-how, continuing technological innovations and licensing opportunities.

The commercial success, if any, of NGX-4010 depends, in part, on a device patent granted in the United States, certain European Union countries and Hong Kong. The device patent covers the use of a high-concentration-capsaicin dermal patch for the treatment of neuropathic pain. We exclusively license these patents, as well as a related pending patent application in Canada, from the University of California. We do not currently own, and do not have rights under this license agreement to any issued patents that cover NGX-4010 outside of the United States, certain European Union countries or Hong Kong.

We license a method patent granted in the United States from the University of California concerning the use of high-concentration capsaicin delivery for the treatment of neuropathic pain. Two of the three inventors named in the method patent did not assign their patent rights to the University of California. As a result, our rights under this patent are non-exclusive. Anesiva, a company also focused on the development and commercialization of treatments for pain, has licensed the right to use the technology under the method patent from one of the non-assigning inventors. There can be no assurances that other entities will not similarly obtain rights to use the technology under the method patent. If other entities license the right to use this patent, we may face more products competitive with NGX-4010 and our business will suffer.

Under the terms of our license agreement with the University of California, we will be required to pay royalties on net sales of the licensed product up to a maximum of $1.0 million per annum as well as a percentage of upfront and milestone payments resulting from the sublicense of our rights under the agreement. We are also required to make three annual cash payments commencing in 2008 with an aggregate amount of approximately $12,000. No amounts have been paid by us under the agreement through December 31, 2007.

We currently license the rights from LTS to three pending U.S. patent applications, patents granted in certain countries of Europe and pending patent applications in Europe, Canada and other foreign countries, each filed and prosecuted by LTS. These patent applications seek to cover a microreservoir patch, which includes the type of patch used in NGX-4010. We license the rights to these patents and patent applications under a January 2007 exclusive commercial supply and license agreement with LTS, which is subject to certain purchase and other obligations.

We have also filed several patent applications in the United States and certain other countries including the European Union, relating to kits, methods and formulations to remove residual capsaicin left on the skin after a topical application of capsaicin, as well as a number of patent applications which deal with differing formulations and delivery models of capsaicin at varying concentrations, including an application that supports our NGX-1998 program. We have also filed a patent application related to our opioid analgesic prodrug platform which contains both composition and method claims.

The patent positions of pharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of the products or product candidates we acquire or license will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or challenged and found to be unenforceable or invalid. For example, one or more of the inventors named in the method patent which we have licensed from the University of California, may assert a claim of inventorship rights to the device patent, also licensed from the University of California, which could result in our loss of exclusive use of this patent. Although we do not believe these individuals are co-inventors, there can be no assurance that we would prevail if such a claim were asserted. The absence of exclusive rights to utilize such patent exposes us to a greater risk of direct competition and could materially harm our business. In addition, other parties may own patent rights that might be infringed by our products or other activities. For example, in 2005 and again in 2007, Winston Laboratories informed us of their U.S. patent related to ciscapsaicin, and suggested that our synthetic capsaicin formulation could infringe this patent. We responded by denying any infringement. We believe that our products, if commercialized, will not infringe the Winston patent, which is due to expire in 2009, but may be extended under certain circumstances. In limited instances, patent applications in the United States and certain other jurisdictions are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention or in opposition proceedings in a foreign patent office, any of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that a court of competent jurisdiction would hold the patents, if issued, valid. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. To the extent prudent, we intend to bring litigation against third parties that we believe are infringing our patents. We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology or that we can meaningfully protect our trade secrets. However, we believe that the substantial costs and resources required to develop technological innovations will help us protect our products.

It is our policy to require our employees, consultants, contractors, or scientific and other advisors, to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. These agreements provide that all inventions related to our business that are conceived by the individual during the course of our relationship, shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Government Regulation

United States

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of pharmaceuticals. All of our product candidates will require regulatory approval by governmental agencies prior to commercialization. In particular, our products candidates are subject to rigorous preclinical testing and clinical trials and other premarketing approval requirements by the FDA and regulatory authorities in other countries. Various federal, state and foreign statutes and regulations govern or affect the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. When and if regulatory approval is obtained for any of our product candidates, the approval may be limited in scope, which may significantly limit the indicated uses for which our product candidates may be marketed, promoted and advertised. Additionally, approval may be conditioned upon our agreement to conduct further studies, which could either delay our planned product launch and/or significantly increase our costs in order to comply with these commitments. Further, approved pharmaceuticals and manufacturers are subject to ongoing review and discovery of previously unknown problems that may result in restrictions on the manufacture, sale or use of approved pharmaceuticals or in their withdrawal from the market.

Preclinical Studies

Before testing any compounds with potential therapeutic value in human subjects in the United States, stringent governmental requirements for preclinical data must be satisfied. Preclinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Preclinical testing results obtained from these studies, including tests in several animal species, are submitted to the FDA as part of an investigational new drug application, or IND, and are reviewed by the FDA prior to the commencement of human clinical trials. These preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial trials in human volunteers.

Clinical Trials

If a company wants to conduct clinical trials in the United States to test a new drug in humans, an IND must be prepared and submitted with the FDA. The IND becomes effective, if not rejected or put on clinical hold by the FDA, within 30 days of filing the application. In addition, an Institutional Review Board must review and approve the trial protocol and monitor the trial on an ongoing basis. The FDA may, at any time during the 30-day review period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. The IND application process can result in substantial delay and expense.

Clinical Trial Phases

Clinical trials typically are conducted in three sequential phases, Phases 1, 2 and 3, with Phase 4 trials potentially conducted after marketing approval. These phases may be compressed, may overlap or may be omitted in some circumstances.

•

Phase 1 clinical trials. After an IND becomes effective, Phase 1 human clinical trials can begin. These trials evaluate a drug’s safety profile and the range of safe dosages that can be administered to healthy volunteers or patients, including the maximum tolerated dose that can be given to a trial subject. Phase 1 trials also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and duration of its action.

•

Phase 2 clinical trials. Phase 2 clinical trials are generally designed to establish the optimal dose, to evaluate the potential effectiveness of the drug in patients who have the target disease or condition and to further ascertain the safety of the drug at the dosage given in a larger patient population.

•

Phase 3 clinical trials. In Phase 3 clinical trials, the drug is usually tested in a controlled, randomized trial comparing the investigational new drug to a control (which may be an approved form of therapy) in an expanded and well-defined patient population and at multiple clinical sites. The goal of these trials is to obtain definitive statistical evidence of safety and effectiveness of the investigational new drug regime as compared to control in defined patient populations with a given disease and stage of illness.

Additionally, the Food and Drug Administration Amendments Act of 2007, or FDAAA, requires that all controlled clinical trials conducted for our drug candidates be included in a clinical trials registry database that is available and accessible to the public through the internet. If we fail to properly participate in the clinical trial database registry we would be subject to significant civil monetary penalties.

Manufacturing Process Development

In order to gain marketing approval, a product candidate’s manufacturing process must be evaluated through a lengthy and detailed review process to ensure that it can be consistently manufactured to meet predetermined specifications. A robust manufacturing process must be developed and validated for both the active ingredient and the formulated product candidate which ensures that the product can be reproducibly manufactured at the intended commercial scale. Appropriate specifications must be developed and approved to ensure that the quality and safety of the product can be assured. Analytical methods used for quality control testing must be developed and validated to ensure each lot of product meets the approved specifications. Stability testing of active ingredient and drug product must be performed to provide evidence that the product remains stable over time and that a shelf life for the product can be established. The FDA reviews the adequacy of the manufacturing process, specifications, quality control testing and stability during the NDA application process. In addition, an inspection of the manufacturing site is performed to ensure the adequacy of the manufacturing facility to meet both the technical manufacturing requirements and compliance to current good manufacturing practices or cGMP regulations.

New Drug Application

After completion of clinical trials, if there is substantial evidence that the drug is both safe and effective, an NDA is prepared and submitted for the FDA to review. The NDA must contain all of the essential information on the drug gathered to that date, including data from preclinical studies and clinical trials, and the content and format of an NDA must conform with all FDA regulations and guidelines. In addition, the FDA generally requires successful completion of at least two adequate and well-controlled Phase 3 clinical trials to gain marketing approval for an indication. Accordingly, the preparation and submission of an NDA is an expensive and major undertaking.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information from the sponsor rather than accepting an NDA for filing. In such an event, the NDA must be submitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. By law, the FDA has 180 days in which to review the NDA and respond to the applicant. The review process is often significantly extended by the FDA through requests for additional information and clarification. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved and the scope of any approval. The FDA is not bound by the recommendation, but gives great weight to it. If the FDA evaluations of both the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be satisfied in order to secure final approval. If the FDA’s evaluation of the NDA submission or manufacturing facility is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter.

The Hatch-Waxman Act

Under the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, newly approved drugs may benefit from a statutory period of non-patent data exclusivity in the United States. The Hatch-Waxman Act provides five years of data exclusivity to the first applicant to gain approval of an NDA under Section 505(b) of the Food, Drug and Cosmetic Act for a new chemical entity. A drug qualifies as a new chemical entity if the FDA has not previously approved any other drug containing the same active ingredient. Hatch-Waxman provides data exclusivity by prohibiting abbreviated new drug applications, or ANDAs, and 505(b)(2) applications, which are marketing applications where the applicant does not own or have a legal right of reference to all the data required for approval, to be submitted by another company for another version of such drug during the exclusive period. Protection under Hatch-Waxman will not prevent the filing or approval of a full NDA for the same active ingredient, although the applicant would be required to conduct its own adequate and well-controlled clinical trials to demonstrate safety and effectiveness. We believe NGX-4010, if approved by the FDA, may be entitled to five-year data exclusivity under the Hatch-Waxman Act, because we believe that it may be the first NDA approved by the FDA for a highly pure synthetic capsaicin, the active ingredient in NGX-4010. We are aware of a company that may file an NDA for a product that contains a low concentration of a closely related compound to capsaicin. While we believe that this product, should it be approved by the FDA, may not preclude the granting of data exclusivity under Hatch-Waxman to NGX-4010, we can make no assurance of such belief.

The Hatch-Waxman Act also provides three years of data exclusivity for the approval of supplemental NDAs for new indications, dosages or strengths of an existing drug if new clinical investigations are essential to the approval. This three-year exclusivity covers only the changes associated with the supplemental NDA and does not prohibit the FDA from approving ANDAs for drugs containing the original active ingredient.

The Hatch-Waxman Act also permits a patent extension term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent extension cannot extend the remaining term of a patent beyond a total of 14 years. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and it must be applied for prior to expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for patent term extension. We are considering applying for a patent term extension for one of our current patents associated with NGX-4010.

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for up to seven years after receiving FDA approval.

We were granted orphan status for the use of capsaicin to treat erythromelalgia in October 2002, an indication which we are not currently pursuing, and for the use of capsaicin to treat painful HIV-associated neuropathy in May 2003. When appropriate, we intend to seek orphan status for additional indications and products. We cannot predict the ultimate impact, if any, of orphan status on the timing or likelihood of FDA approval on any of our potential products.

Fast Track Designation and Priority Review

The FDA’s fast track program is intended to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for their condition. Under the fast track program, the sponsor of a new drug may request the FDA to designate the drug for a specific indication as a fast track product at any time during the clinical development of the product. The FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

For a product candidate where fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides a schedule for the submission of the remaining information and pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act, which governs the time period goals the FDA has committed to reviewing an NDA, does not begin until the complete application is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

We were granted fast track designation of NGX-4010 for treatment of HIV-DSP in July 2004. When appropriate, we intend to seek additional fast track designations for our products. We cannot predict the ultimate impact, if any, of the fast track process on the timing or likelihood of FDA approval on any of our potential products.

In some cases, after an NDA has been accepted for review by the FDA, the FDA may designate a product for priority review. A product is eligible for priority review, or review within a targeted six-month time frame from the time an NDA is accepted for filing, if the product provides a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. A fast-track designated product generally meets the FDA’s criteria for priority review. We cannot guarantee any of our products will receive a priority review designation, or if a priority designation is received, that review or approval will be faster than conventional FDA procedures.

If we seek approval for HIV-DSP from the FDA, we intend to seek and we believe that we may be granted priority review for NGX-4010 in the treatment of HIV-DSP as there are currently no approved drugs for the treatment of this disease. There can be no assurance that we will be granted priority review.

Other Regulatory Requirements

Any products we manufacture or distribute under FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP, regulations which impose procedural and documentation requirements upon us and each third party manufacturer we utilize.

The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers from communicating on the subject of off-label use.

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of NGX-4010 and our future product candidates or approval of new indications for our future products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the United States or abroad.

European Union

Clinical Trials

In common with the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. The regulatory controls on clinical research in the European Union are now largely harmonized following the implementation of the Clinical Trials Directive 2001/20/EC, or CTD. Compliance with the national implementations of the CTD has been mandatory from May 1, 2004. However, variations in the member state regimes continue to exist, particularly in the small number of member states that have yet to implement the CTD fully. Clinical trials must be separately authorized in each European Union member state where they are conducted.

All member states currently require regulatory and independent ethics committee approval of interventional clinical trials, as well as informed consent and other measures to protect the interest of human subjects. European regulators and ethics committees also require the submission of adverse event reports during a study and a copy of the final study report. Procedures exist to suspend studies if necessary to protect the safety of subjects.

Marketing Authorization

In the European Union, approval of new medicinal products can be obtained through the mutual recognition procedure or the centralized procedure. The mutual recognition procedure entails initial assessment by the national authorities of a single member state and subsequent review by national authorities in other member states based on the initial assessment. The centralized procedure entails submission of a single MAA to the EMEA leading to an approval that is valid in all European Union member states. It is required for certain medicinal products, such as biotechnology products and certain new chemical entities, and optional, or available at the EMEA’s discretion for other new chemical entities or innovative medicinal products with novel characteristics. Our MAA has been accepted for review under the centralized procedure.

Under the centralized procedure, an MAA is submitted to the EMEA. Two European Union member states are appointed to conduct an initial evaluation of each MAA. In the case of our MAA for NGX-4010, Portugal and Hungary have been appointed for this initial evaluation. These countries each prepare an assessment report, which are then used as the basis of a scientific opinion of the Committee for Medicinal Products for Human Use, or CHMP. Before the opinion is issued, there is an opportunity for the applicant to respond to questions and, in most cases, to make a presentation to the CHMP. If this opinion is favorable, it is sent to the European Commission, which drafts a decision. After consulting with the member states, the European Commission adopts a decision and grants a marketing authorization, which is valid throughout the European Union and confers the same rights and obligations in each of the member states as a marketing authorization granted by that member state.

The European Union expanded its membership by ten in May 2004 and two more countries joined on January 1, 2007. Several other European countries outside of the European Union, particularly those intending to accede to the European Union, accept European Union review and approval as a basis for their own national approval, although delays may occur and additional national requirements may apply.

If the data from our clinical trials in PHN and HIV-DSP, which we believe represent two models of neuropathic pain, are sufficient to support a grant of a marketing authorization in the European Union, such marketing authorization may not be limited to PHN and HIV-DSP but may instead apply to all models of peripheral neuropathic pain. In September 2007, our MAA, which was based upon our then available clinical trial data, was accepted for review by the EMEA. This application was accepted under the centralized procedure and seeks approval for NGX-4010 for peripheral neuropathic pain. We may supplement our MAA filing with clinical data that became available after our initial filing. The incorporation of significant additional clinical data to our MAA could delay the EMEA’s decision or potentially cause us to withdraw and resubmit our MAA. We intend to pursue with the regulatory authorities the possible approval for peripheral neuropathic pain. However, our MAA may be limited to specific neuropathic pain indications, such as PHN.

Data Exclusivity

For complete and independent applications for new active substances submitted after November 20, 2005, European Union law provides a data exclusivity period of eight years from initial authorization of the reference product during which generic drug manufacturers cannot file abridged applications. This is followed by an additional two years data exclusivity during which generic applications may be submitted, reviewed and approved but during which generic drug manufacturers cannot place their product on the market. The 10 year marketing protection may be extended by one year if a new therapeutic indication is granted during the first 8 years since the initial marketing authorization, and, if it represents a significant clinical benefit in comparison to existing therapies. These periods of exclusivity do not preclude a court challenge by a competitor attempting to abridge the data and place a generic product on the market at an earlier time.

Other Regulatory Requirements

If a marketing authorization is granted for our products in the European Union, the holder of the marketing authorization will be subject to ongoing regulatory obligations including record keeping requirements and adverse event reporting, manufacturing compliance with cGMP, and compliance with rules and regulations governing advertising and promotion. While the legal responsibility and liability of a marketing authorization holder, or MAH, cannot be delegated, the MAH can delegate the performance of related tasks to third parties, provided that this delegation is appropriately documented.

We may hold marketing authorizations for our products in our own name, or appoint an affiliate or a collaboration partner to hold the marketing authorization on our behalf. Any failure by an MAH to comply with ongoing regulatory obligations may result in regulatory action against the MAH and its approvals and ultimately threaten our ability to commercialize our products.

Approvals Outside of the United States and the European Union

We will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our products. Whether or not FDA approval or European marketing authorization has been obtained, approval of a product by the comparable regulatory authorities of other foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval or a European marketing authorization. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country.

Third-Party Reimbursement and Pricing Controls

General. In the United States and elsewhere, patients’ access to pharmaceutical products depends in significant part on the coverage and reimbursement of a product or service by third party payors, such as government programs, private insurance plans and employers. Third party payors increasingly are challenging the medical necessity of and prices charged for medical products and services. It will be time consuming and expensive for us to go through the process of seeking reimbursement from Medicare, Medicaid and private payors. We may be unable to achieve reimbursement from some payors because they may not consider our products to be “reasonable and necessary” or cost-effective. Furthermore, it is possible that even if payors are willing to reimburse for our products, the reimbursement levels may not be sufficient to allow us to sell our products on a competitive and profitable basis.

In many foreign countries, particularly the countries in the European Union, the pricing of prescription drugs is subject to direct governmental control and is influenced by drug reimbursement programs that employ a variety of price control mechanisms. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from country to country. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to restrict the entry of new products, as exemplified by the National Institute for Clinical Excellence in the United Kingdom which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert a commercial pressure on pricing within a country.

In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement means by which the government can negotiate lower drug prices for Medicare and Medicaid beneficiaries. While we cannot predict whether such legislative bills will become law, their enactment could have a material adverse effect on our business, financial condition and results of operations.

Medicare. Subject to obtaining required marketing approvals, we plan to initially market NGX-4010 for use in the treatment of PHN. We expect that in the United States a majority of the patients who are treated with NGX-4010 for this indication will be Medicare beneficiaries. The Centers for Medicare and Medicaid Services, or CMS, is the agency within the Department of Health and Human Services that administers both Medicare and Medicaid. Two aspects of Medicare reimbursement will be relevant to NGX-4010: the availability of reimbursement for physician services for administration of NGX-4010 and the availability of reimbursement for NGX-4010 itself.

CMS has the authority not to cover particular products or services if it determines that they are not “reasonable and necessary” for the treatment of Medicare beneficiaries. CMS may make a national coverage determination, or NCD, for a product, which establishes on a nationwide basis the indications that will be covered, and any restrictions or limitations. However, for most new drugs that are eligible for payment, CMS does not create an NCD. We currently do not anticipate seeking an NCD for NGX-4010. However, CMS or a third party may request an NCD independent of us. If such request is made, we can not assure you that such NCD will contain favorable coverage terms.

If there is no NCD, the local Medicare contractors that are responsible for administering the program on a state or regional basis have the discretion to deny coverage and reimbursement for the drug or issue a local coverage determination, or LCD. These LCDs can include both coverage criteria for the drug and frequency limits for the administration of the drug. The local contractors in different areas of the country may determine that NGX-4010 should be treated like most patches and may deny coverage under Part B or, even if they allow coverage, may establish varying coverage criteria and frequency limits for NGX-4010. Furthermore, overturning restrictive LCDs in the various regions can be a time-consuming and expensive process.

As mentioned above, if Medicare coverage for NGX-4010 is available, CMS may determine to reimburse through one of two avenues: Part B coverage for physician-administered drugs or Part D coverage for outpatient prescription drugs. Under Part B coverage, Medicare reimburses physicians for purchasing and administering drugs that meet the following statutory requirements:

•	The product is reasonable and necessary;

•	The product is not usually self-administered;

•	The product is administered in conjunction with a physician’s service; and

•	The administering physician bills Medicare directly for the product.

Currently, topical products are considered “usually self-administered;” therefore, coverage under Part B would require a specific determination that NGX-4010 differs from most topical products and should therefore be covered under Part B. There can be no guarantee that we will obtain such a determination. For reasons discussed below, failure to obtain such a determination could materially and adversely affect our revenue.

Medicare payment for physician services related to the administration of NGX-4010, if any, will be determined according to a prospectively set payment rate, linked to a procedure code established by the American Medical Association. These codes, called Current Procedural Terminology, or CPT, describe the procedure performed. We believe that existing CPT codes are inadequate for our use and that a specific code for NGX-4010 administration will be required. Therefore, we plan to apply for a specific CPT code. At launch local Medicare contractors will require claims to be submitted with an existing miscellaneous CPT code until such time as we are granted a specific CPT code. Use of miscellaneous codes causes claims processing delays and may lead to lower payments to physicians.

Under Medicare Part B, reimbursement for NGX-4010 is currently limited to 106% of the manufacturer’s average sales price (as defined by statute and regulation). CMS has been considering other changes to Medicare reimbursement that could result in lower payments for physician-administered drugs, and Congress may also consider legislation that would mandate lower reimbursement levels. A reduction in reimbursement levels could materially and adversely affect our revenue.

CMS may determine that NGX-4010 does not qualify for Part B coverage and should instead be covered under the Part D outpatient prescription drug benefit. Unlike Part B, Part D reimburses only for the drug itself and does not provide reimbursement for the physician’s administration services. Even though a product is reimbursed under Part D, local contractors may permit physicians to bill under Part B for their administration services. Given these issues, physicians may not consider NGX-4010 as attractive a treatment option if it is reimbursed under Part D instead of Part B. In addition, under Part D, there are multiple types of plans and numerous plan sponsors, each with its own formulary and product access requirements. While CMS evaluates Part D plans’ proposed formularies for potentially discriminatory practices, the plans have considerable discretion in establishing formularies, establishing tiered co-pay structures and placing prior authorization and other restrictions on the utilization of specific products. Moreover, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers. Revenue for NGX-4010 will be substantially affected by its formulary status on Part D plans and the rebates that Part D plan sponsors are able to negotiate.

Medicaid. Most State Medicaid programs have established preferred drug lists, or PDLs, and the process, criteria and timeframe for obtaining placement on the PDL varies from State to State. A federal law establishes a minimum rebate, currently 15.1%, that a manufacturer must pay for Medicaid utilization of a brand-name product, and many States have established supplemental rebate programs as a condition for including a drug product on a PDL. Submitting a PDL application to each State will be a time-consuming and expensive process, and it is not clear how many or which State programs will accept the applications. Review times for these applications can vary from weeks to 14 months or more.

Private Insurance Reimbursement. Commercial insurers usually offer two types of benefits: medical benefits and pharmacy benefits. In most private insurance plans, physician-administered drugs are provided under the medical benefit. If private insurers decide to cover NGX-4010, they will reimburse for the drug and its administration in a variety of ways, depending on the insurance plan’s policies, employer and benefit manager input and contracts with their physician network. Like Medicare and Medicaid, commercial insurers have the authority to place coverage and utilization limits on physician-administered drugs. Private insurers tend to adopt reimbursement methodologies for a product similar to those adopted by Medicare. Revenue for NGX-410 may be materially and adversely affected if private payors make unfavorable reimbursement decisions or delay making favorable reimbursement decisions.

Employees

As of December 31, 2007, we had 44 employees, of which 31 work in research and development, 11 work in general and administrative and 2 work in sales and marketing. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement.

Facilities

We lease approximately 26,386 square feet of space in our headquarters in San Mateo, California under a lease that expires in July 2012. We have no laboratory, research or manufacturing facilities.

Form of Organization

We were incorporated in California as Advanced Analgesics, Inc. on May 28, 1998 and changed our name to NeurogesX, Inc. in September 2000. In February 2007, we reincorporated into Delaware.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.neurogesx.com or by contacting our corporate offices by calling 650-358-3300. Information contained on our website is not part of this report or any other report filed with the SEC.

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

Our success depends substantially on obtaining regulatory approval for our most advanced product candidate, NGX-4010, a dermal patch containing a high-concentration of synthetic capsaicin. NGX-4010 has been evaluated in three completed Phase 3 clinical trials for the management of pain associated with PHN, one of which did not meet its primary endpoint, and two completed Phase 3 clinical trials for the management of pain associated with HIV-DSP, one of which did not meet its primary endpoint. The FDA generally requires successful completion of at least two adequate and well-controlled Phase 3 clinical trials for each indication for which we seek marketing approval before submission of an NDA. We may not have adequate financial or other resources to pursue this product candidate for either or both indications through the clinical trial process or through commercialization. Further, although our analyses of our two Phase 3 studies in PHN indicated that their primary endpoints were met, the FDA may not agree with our analyses and may require that we complete additional studies or perform other activities to support an approval of the PHN indication. If our clinical trials fail to demonstrate with substantial evidence that NGX-4010 is both safe and effective, we will not be able to commercialize the product in the United States and our business will be significantly harmed, we may be unable to become profitable or continue our operations, or even if we are able to commercialize in the United States, there can be no assurance that we can become profitable. As a consequence of any of these factors, our stock price would be adversely affected. We anticipate that we will seek FDA approval for NGX-4010 for PHN and we are continuing to analyze the data from our most recent study in HIV-DSP and are evaluating whether or not to seek approval for that indication or alternatively whether more studies may be required to achieve an HIV-DSP approval. If we decide to seek approval in HIV-DSP, we would likely do so no sooner than after the FDA has completed its review of the PHN NDA submission, which we anticipate would take approximately 12 months from the date of our submission being accepted by the FDA but could be significantly longer. Further, we may decide not to conduct further studies in HIV-DSP and ultimately may not seek approval of the HIV-DSP indication in which case our potential revenues could be negatively impacted.

We may not be successful in obtaining European regulatory approval for NGX-4010.

Our MAA for NGX-4010 was accepted by the European Medicines Agency, or EMEA, in September, 2007. Our filing relied on published scientific literature for certain basic research data and there can be no assurance that the European authorities will accept that these literature references satisfy the MAA requirements for such data. We are requesting marketing authorization for a broad indication of peripheral neuropathic pain for NGX-4010 based on the results of our first two completed Phase 3 clinical trials that met their primary endpoints, one for the treatment of PHN and the other for the treatment of HIV-DSP which were initially submitted as part of our filing. We have received the EMEA’s initial questions regarding our application and are currently in the process of responding to those questions. As part of our response, we may submit additional data that may include data from our most recently completed Phase 3 study in PHN, the results of a recently completed long term safety study as well as the available results of our most recently completed Phase 3 study in HIV-DSP, where the primary endpoint was not met. As a result of this significant addition of data to our response to the EMEA’s initial questions, we may seek an extension of time to submit our response which the EMEA may not grant. If the EMEA does not grant this extension request, we may be required to withdraw our original application and resubmit an entirely new application containing all of our clinical data, which would cause a significant delay in the timing to potential approval of our product in Europe. Further, our failure to adequately address the EMEA’s questions or to do so in a timely manner may result in our not achieving approval for NGX-4010 in Europe. Further, if we do obtain marketing authorization, the authorization may not be as broad as we would like. For example, the EMEA may, like the FDA, only approve NGX-4010 for particular neuropathic pain indications for which we submit sufficient data, rather than accepting such data as supportive of a broad marketing authorization for peripheral neuropathic pain in general. The EMEA may determine that the data we submit are not sufficient for a favorable opinion and may halt or delay the approval process. If NGX-4010 does not receive European marketing authorization, we will not be able to commercialize the product in Europe. Consequently, our ability to generate revenue will be significantly harmed, we may be unable to become profitable or continue our operations and our stock price will be adversely affected.

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

Some of our trial results have been negatively affected by factors that had not been fully anticipated prior to our examination of the trial results. For example, as is the case in our most recent Phase 3 study in HIV-DSP, we have from time to time observed a significant “placebo effect” within our control groups—a phenomenon in which a sham treatment or, in the case of our studies, a low-dose capsaicin treatment that we believed would not be effective, results in a beneficial effect. We have also observed a gender difference in how patients experience pain and respond to both the treatment and the low concentration control. Although we have designed our protocols in ongoing studies to address gender differences and other factors, there can be no assurance that our protocol designs will be adequate or that factors that we may or may not be aware of or anticipate, will not have a negative effect on the results of our ongoing clinical trials, which could significantly disrupt our efforts to obtain regulatory approvals and commercialize our product candidates. Furthermore, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable safety risk to patients. In our completed Phase 3 trials there have been three serious adverse events (totaling less than 1%) related to NGX-4010, two related to pain and one case of hypertension. In our PHN studies C108 and C110, more cardiac adverse events occurred in subjects treated with NGX-4010 than subjects receiving the control patch. Evaluation of these adverse events did not indicate that they were treatment related. In our most recent PHN studies, C116 and C117, a similar number subjects in the NGX-4010 and control groups had cardiac events. However, future late stage clinical trials in other indications or in a larger patient population could reveal more frequent, more severe or additional side effects that were not seen or deemed unrelated in earlier studies, any of which could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities stopping further development of or denying approval of our product candidates. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial, modify our regulatory strategy or even discontinue development of one or more of our product candidates.

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

We currently depend on four contract manufacturers as single source suppliers for the components of our NGX-4010 product candidate: synthetic capsaicin, the dermal patch, the associated cleansing gel and the fully assembled NGX-4010 treatment kit. To date, we have entered into long term commercial supply agreements for the dermal patch and our cleansing gel, but have not yet entered into long term supply agreements with either of our other contract manufacturers and these manufacturers could terminate their relationships with us at any time and for any reason. If our relationship with any of these manufacturers is terminated, or if any manufacturer is unable to produce required quantities on a timely basis or at all, our operations would be delayed and our business harmed.

Our reliance on contract manufacturers exposes us to additional risks, including:

•	failure of our current and future manufacturers to comply with strictly-enforced regulatory requirements;

•

failure of our current and future manufacturers to complete the development and scale-up of the manufacturing process including adequately analyzing and documenting the source and chemical make-up of ingredients that make up our product candidate;

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

In addition, because our third party manufacturers operate outside of the United States, and many of the raw materials and the labor that are used to manufacture our product candidates are based in foreign countries, we may experience currency exchange rate risks, even though, in some instances our contracts are denominated in U.S. dollars. The company does not currently engage in forward contracts to hedge this currency risk and as a result, may suffer adverse financial consequences as a result of this currency risk.

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

Even though certain of our clinical trials for NGX-4010 in treatment of PHN and HIV-DSP have met their primary endpoints, certain other studies in these indications have not met their primary endpoints and, our clinical trials for other indications, including PDN, may not succeed, which would adversely impact our long term success.

We have not prepared for or conducted any NGX-4010 clinical trials for indications other than PHN, HIV-DSP and PDN. We are in Phase 2 for the use of NGX-4010 for the management of PDN. PDN represents a much larger market opportunity than either PHN or HIV-DSP, and unless we successfully complete required clinical trials and obtain regulatory approvals for the use of NGX-4010 for PDN patients, we will be unable to market NGX-4010 for this indication in the United States and possibly in other countries including those in the European Union. If this occurs, our long term ability to succeed will be significantly and negatively impacted. We believe that we will have to conduct two successful Phase 3 trials for future indications, including PDN, and that for PDN in particular, we may be required to perform additional safety studies, before we can obtain approval to market our product candidates for such indications.

Results of clinical trials of NGX-4010 for patients with PHN or HIV-DSP do not necessarily predict the results of clinical trials involving other indications. NGX-4010 may fail to show desired safety and efficacy for management of pain associated with PDN and other indications, despite results from earlier clinical trials involving PDN, PHN and/or HIV-DSP. Any failure or significant delay in completing clinical trials for NGX-4010 with PDN and other indications, or in receiving regulatory approval involving such indications, may significantly harm our business.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay our ability to generate revenues.

We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be disrupted for a variety of reasons, including difficulties in:

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

Additionally, depending upon the collaboration partner that we choose, other companies that might otherwise be interested in developing products with us could be less inclined to do so because of our relationship with the collaboration partner. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our collaboration agreement, our business prospects may be limited and our financial condition may be adversely affected. There can be no assurance that we will be able to enter into a collaboration for commercialization in Europe, or that if we do, it is on a time frame and on economic terms that are favorable to us. Our ongoing interactions with the EMEA regarding our MAA, including with respect to any questions raised or determinations made by the EMEA, that delay or prevent approval for a broad label or otherwise or that arise from our potential supplementation of our MAA with data from PHN and HIV-DSP trials completed after its original submission, may prevent or delay the entry into or completion of a collaboration or adversely impact the terms of such collaboration.

If we are unable to establish a sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these functions, we will not be successful in commercializing our product candidates.

In order to commercialize any of our product candidates successfully, we must either acquire or internally develop a capable sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these services for us. The acquisition or development of a capable sales, marketing and distribution infrastructure will require substantial resources, which may divert the attention of our management and key personnel and negatively impact our product development efforts. We intend to enter into partnering or other distribution arrangements for commercialization outside the United States. While we currently intend to develop a direct sales and marketing organization in the United States for NGX-4010, because we believe that we can best serve our target customers with a focused, specialty sales force, our strategy may change and we may instead, seek a collaboration partner. If we decide to seek a collaboration partner in the United States, such a collaboration may negatively impact our ability to seek additional strategic relationships and/or may negatively impact the value of your investment in us. Factors that may inhibit our efforts to develop an internal sales, marketing and distribution infrastructure include:

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

Because many persons suffering from PHN are elderly, in order for NGX-4010 to be economically viable for this indication in the United States, we will need Medicare coverage for NGX-4010, if and when NGX-4010 is approved by the FDA for marketing. Medicare policymakers or local contractors that process claims for Medicare may determine that NGX-4010 is not “reasonable and necessary” for Medicare beneficiaries or is reasonable and necessary only under limited circumstances. If Medicare policymakers or a significant portion of contractors determine that NGX-4010 is not reasonable and necessary for and deny or significantly limit reimbursement for NGX-4010, our business would be harmed, not only because Medicare beneficiaries represent a substantial portion of our target market, but also because Medicare’s coverage decisions would likely affect the determination of many state Medicaid programs and private payors.

Even if NGX-4010 is covered by Medicare, we cannot determine whether that coverage will be primarily under Medicare Part B or Medicare Part D. Although products administered by a physician, as we expect NGX-4010 will be, are ordinarily covered by Medicare Part B, which also reimburses the physician for services in administering the product, Medicare Part B does not currently provide reimbursement for the use of topical patches in the treatment of peripheral neuropathic pain. Obtaining coverage for NGX-4010 and its related administration under Part B is important to our future success, and there is a possibility that our efforts to achieve such a change in a policy will not be successful or if successful, will likely take one or more years to achieve. Any delay in achieving reimbursement under Part B will have a negative impact on our ability to generate revenues.

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

We also will need to obtain favorable coverage and reimbursement decisions for NGX-4010 from private insurers, including managed care organizations. We expect that private insurers will consider the efficacy, cost-effectiveness and safety of NGX-4010 in determining whether to provide reimbursement for NGX-4010 and at what level. Obtaining these coverage and reimbursement decisions will be a time consuming process requiring substantial resources and we may not receive adequate reimbursement of NGX-4010 from private insurers.

We expect to experience pricing pressures in connection with the sale of NGX-4010, if approved, and our potential future products, due to the trend toward programs and legislation aimed at reducing healthcare costs, as well as the increasing influence of managed care organizations. In many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to direct governmental control and is influenced by drug reimbursement programs that employ a variety of price control mechanisms. In these countries, pricing negotiations with governmental authorities or reimbursement programs can take 6 to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct additional studies, such as a study to determine the cost-effectiveness of NGX-4010 compared to other currently available therapies. If reimbursement for NGX-4010 is unavailable, delayed or limited in scope or amount or if pricing is set at unsatisfactory levels, our business would be materially harmed.

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

If NGX-4010 receives marketing approval, it will compete against well-established products marketed by large pharmaceutical companies with far greater name recognition and resources than we have. NGX-4010 will also compete with medications used off-label. The most directly-competitive currently-marketed products in the United States are Lidoderm, an FDA-approved 5% lidocaine topical patch for the treatment of PHN marketed by Endo Pharmaceuticals, and Lyrica, an oral anti-convulsant, marketed by Pfizer for use in the treatment of PHN. In addition to these branded drugs, the FDA has approved gabapentin (Neurontin) for use in the treatment of PHN. Gabapentin is marketed by Pfizer and multiple generic manufacturers, and is the most widely-prescribed drug in the United States for treatment of neuropathic pain. Pfizer has also received FDA approval of Lyrica for the treatment of PDN, fibromyalgia, epilepsy and general anxiety disorder. The FDA has approved Cymbalta from Eli Lilly for use in the treatment of PDN, general anxiety disorder and depression.

Prior to any market launch, competition may become stronger and more direct and products in development, including products that we are unaware of, may compete with NGX-4010. There are many other companies working to develop new drugs and other therapies to treat pain in general and neuropathic pain in particular, including GlaxoSmithKline, Newron Pharmaceuticals S.p.A , Depomed Inc., Novartis AG, UCB S.A, Pfizer and Eli Lilly. Many of the compounds in development by such companies are already marketed for other indications, such as anti-depressants or anti-seizure drugs. We are also aware of a small, privately-held specialty pharmaceutical company that may have begun early development of a high-concentration capsaicin patch for the treatment of PHN, for which the FDA has granted orphan drug designation, as well as early development of a local anesthetic patch for the treatment of PHN, HIV-DSP and PDN. If this company successfully completes its development efforts without violation of our intellectual property rights, it would compete against us. If it were granted orphan exclusivity and was approved by the FDA in an indication that we are attempting to gain approval for before our product candidate is approved, it would significantly harm our ability to commercialize NGX-4010. In addition, physicians employ other interventional procedures, such as nerve stimulation or nerve blocks, to treat patients with difficult to treat neuropathic pain conditions. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, such as vaccines, occur in the biopharmaceutical industry at a rapid pace. Any of these developments may render our product candidates obsolete or noncompetitive.

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

We may not be able to obtain Hatch-Waxman Act data exclusivity or equivalent regulatory data exclusivity protection in other jurisdictions for NGX-4010.

We intend to rely, in part, on Hatch-Waxman exclusivity for the commercialization of NGX-4010 in the United States. The Hatch-Waxman Act provides five-year data exclusivity to the first applicant to gain approval of an NDA under specific provisions of the Food, Drug and Cosmetic Act for a product using an active ingredient that the FDA has not previously approved. While we believe that the FDA has not approved another product containing the active ingredient of NGX-4010, a highly pure synthetic capsaicin, there can be no assurance that a competing product containing a synthetic capsaicin will not achieve approval before NGX-4010 or that NGX-4010 will be able to qualify for Hatch-Waxman exclusivity. This data exclusivity will not prevent the FDA from approving a competitor’s NDA if the competitor’s NDA is based on studies it has performed and not on our studies.

We are aware of a company that may file an NDA for a product that contains a low concentration of a closely related compound to capsaicin. While we believe that this product, should it be approved by the FDA, may not preclude the granting of data exclusivity under Hatch-Waxman to NGX-4010, we can make no assurance to such belief. If we are unable to achieve data exclusivity, our revenues could be significantly harmed.

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

A product intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for such a condition may be submitted to the FDA for “fast track” designation. Although we received fast track designation from the FDA for NGX-4010 for the treatment of HIV-DSP, there is no assurance that we will experience a faster development process, review or approval, compared to conventional FDA standards, or that the product will be approved at all. Further, we anticipate the FDA will, as is the case with other indications, require two successful Phase 3 studies in HIV-DSP to support an approval for that indication, and therefore, we may never seek approval for HIV-DSP or we will likely need to conduct additional Phase 3 studies prior to submission of an NDA for HIV-DSP. The FDA may also withdraw our fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Our management and auditors identified material weaknesses in our internal controls as part of the audit of the consolidated financial statements for the year ended December 31, 2006.

The existence of material weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period, and the process of designing and implementing effective internal controls and procedures is a continuous effort that requires us to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. For example, in connection with our fiscal 2006 financial statement audit, our independent accounting firm informed us that they had identified material weaknesses in our internal controls relating to having insufficient personnel resources with sufficient technical accounting expertise within our accounting function. During 2007, we took steps to remediate these weaknesses and at December 31, 2007, we believe that the weaknesses previously indentified have been remediated.

We cannot assure you that these or other material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. If we fail to maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company and we may not be able to provide a report on the effectiveness of our internal controls. Any failure by us to timely provide the required financial information or provide a report on the effectiveness of our internal controls could materially and adversely impact our financial condition and the market value of our securities.

Risks Related to Our Finances and Capital Requirements

We have incurred operating losses in each year since inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have not generated any revenue to date and we have incurred operating and net losses each year since our inception in 1998. Our net loss for the twelve months ended December 31, 2007 was approximately $32.0 million. As of December 31, 2007 we had an accumulated deficit of approximately $164.1 million. We expect to incur increasing losses for several years, as we develop, seek regulatory approvals for and commercialize NGX-4010, and continue other research and development activities. If NGX-4010 fails in clinical trials, does not gain regulatory approval or does not achieve market acceptance, we will not generate any revenue. We cannot assure you that we will be profitable even if we commercialize NGX-4010. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We will require substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs or commercialization efforts.

We had cash, cash equivalents and short term investments totaling $52.9 million at December 31, 2007 and during 2007 we used $28.7 million in cash from operations. We expect our negative cash flows from operations to continue beyond potential regulatory approval and product launch and there can be no assurance that we will ever achieve positive cash flows from operations. Although we believe, based on our current operating plan that our cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months, the development and regulatory approval of NGX-4010 and other product candidates and the acquisition and development of additional products or product candidates by us, as well as the development of our sales and marketing capabilities, will require the commitment of substantial funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the need to conduct additional clinical trials

•	the rate of progress and cost of our clinical trials and other development activities;

•	the costs and timing of regulatory approval;

•	the costs of establishing or contracting for sales and marketing capabilities;

•	the extent to which we acquire or in-license new products, technologies or businesses;

•	the effect of competing technological and market developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

The commercial success, if any, of NGX-4010 depends, in part, on a device patent granted in the United States and a device patent granted in Hong Kong and certain countries of Europe concerning the use of a dermal patch for high-concentration capsaicin delivery for the treatment of neuropathic pain. We exclusively license these patents, as well as a related pending patent application in Canada, from the University of California. We do not currently own, and do not have rights under this license to any issued patents that cover NGX-4010 outside Europe, Hong Kong or the United States. One or more of the inventors named in the method patent described below may assert a claim of inventorship rights to such patent, which may result in our loss of exclusive use of this patent. Although we do not believe these individuals are co-inventors, there can be no assurance that we would prevail if such a claim were asserted. The absence of exclusive rights to utilize such patent exposes us to a greater risk of direct competition and could materially harm our business.

In addition to other patents and patent applications which have been licensed under our agreements with third party manufacturers, including the issued patents and pending applications licensed under our commercial supply agreement for NGX-4010, we also license a method patent granted in the United States from the University of California concerning the delivery of high-concentration capsaicin for the treatment of neuropathic pain. Two of the three inventors named in the method patent did not assign their patent rights to the University of California. As a result, our rights under this patent are non-exclusive. Anesiva, a company focused on the development and commercialization of treatments for pain, including injection or infiltration of capsaicin for post-surgical pain, osteoarthritis or interdigital neuroma, has licensed from one of the non-assigning inventors the right to use the technology under the method patent. There can be no assurances that other entities will not similarly obtain rights to use the technology under the method patent. If other entities license the right to use this patent, we may face more products competitive with NGX-4010 and our business will suffer.

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

Although we believe that we would have valid defenses to allegations that our current product candidates, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties of which we are aware, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that might be infringed by our products or other activities. For example, in

June 2005, Winston Laboratories sent us a letter informing us of their U.S. patent related to ciscapsaicin, and suggesting that our synthetic capsaicin formulation could infringe this patent. We responded in August 2005 by denying any infringement. In 2007, Winston has reiterated its claim and offered to discuss a license to its patent. We have responded by denying infringement. We believe that our products, if commercialized, will not infringe the Winston patent, which is due to expire in 2009, but may be extended under certain circumstances. There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. These parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

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

The stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	our ability to obtain regulatory approvals and develop and market new and enhanced product candidates on a timely basis;

•	results from and any delays related to the clinical trials for our product candidates;

•	failure or delays in entering additional product candidates into clinical trials or in commencing additional clinical trials for current product candidates;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	delay in entering, or termination of, strategic partnership relationships;

•	third-party healthcare reimbursement policies or determinations;

•	actual or anticipated quarterly variations in our results of operations or those of our collaborators or competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	market conditions in the life sciences sector;

•	any major change in our board or management; and

•	general economic conditions and slow or negative growth of our markets.

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

Our executive officers, directors and their affiliates and significant stockholders beneficially own or control approximately 63% of the outstanding shares of our common stock as of February 29, 2008 (after giving effect the exercise of all outstanding vested options and warrants exercisable within 60 days as of such date). Accordingly, these executive officers, directors and their affiliates and significant stockholders acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Recent events in the credit markets have increased the risk that cash equivalents and short-term investments may not be fully available to fund operations or that investments could lose principal value.

Recent events in the credit markets have caused a liquidity crisis in certain credit facilities including mortgage-backed securities and auction-rate securities. In response to these events we have evaluated our investment portfolio and subsequent to December 31, 2007, we have either sold, at a gain, or realized the full value of asset backed securities and other relatively higher risk investments from our portfolio. While our invested balances do not include either mortgage backed securities or auction-rate securities and our invested assets contain only highly liquid money market investments and high quality corporate obligations, we can not predict what effects a continued deterioration in credit markets may have on the companies that issued the corporate obligations, and how such potential effects may impact either the liquidity or principal balances or rates of return of our short-term investments. Further, there can be no assurance that there won’t be any future impairment of our investments if the sub-prime market crisis spreads to other sectors of the economy or if credit markets deteriorate further.

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

Item 1B.	Unresolved Staff Comments

There are no unresolved staff comments regarding any of our periodic or current reports.

Item 2.	Properties

We lease approximately 26,386 square feet of office space located at 2215 Bridgepointe Parkway, Suite 200, San Mateo, California until 2012. We believe that these facilities are suitable and adequate for our current needs.

Item 3.	Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “NGSX,” and has been quoted on such market since our initial public offering on May 1, 2007. Prior to such date, there was no public market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	Sale Price
	High	Low
Fiscal 2007:
Second Quarter	$10.99	$7.20
Third Quarter	$9.86	$6.06
Fourth Quarter	$9.04	$5.75

On February 29, 2008, the last reported sale price for our common stock on the NASDAQ Global Market was $4.42 per share. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not in the foreseeable future anticipate paying any cash dividends. As of February 29, 2008 there were 79 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

During the quarter and year ended December 31, 2007, there was no employee stock repurchase activity.

As of December 31, 2007, approximately 2,289 shares of common stock held by employees and service providers remain subject to repurchase by us.

The information regarding the securities authorized for issuance under our equity compensation plans is incorporated by reference from Item 12 of this Annual Report on Form 10-K.

Comparison of Historical Cumulative Total Return (*) Among NeurogesX, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index

(*)	The above graph shows the cumulative total stockholder return of an investment of $100 in cash on May 2, 2007, the date the Company’s Stock began to trade on the NASDAQ Global Market, through December 31, 2007 for: (i) the Company’s Common Stock; (ii) the NASDAQ Composite Index; and (iii) the NASDAQ Biotechnology Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	Cumulative Total Return as of
	5/2/07	12/31/07
NeurogesX, Inc.	$100.00	$62.05
NASDAQ Composite Index	$100.00	$103.69
NASDAQ Biotechnology Index	$100.00	$97.52

The information contained under this caption “Comparison of Historical Cumulative Total Return(*) Among NeurogesX, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index” shall not be deemed to be soliciting material or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

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

As of December 31, 2007, approximately $13.5 million of the proceeds of the offering had been used to fund the continued development of our lead product candidate NGX-4010 and initial planning of clinical development of NGX-4010 in PDN, $1.6 million in the development of our new product initiatives, NGX-1998 and our opioid prodrug platform, and $6.4 million for general corporate purposes including the repayment of notes payable, in accordance with their scheduled amortization. The remaining net proceeds have been invested in accordance with our investment policies. There have been no material changes to our planned use of proceeds from our IPO as described in our final prospectus dated May 1, 2007 filed with the SEC pursuant to Rule 424(b)(4).

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

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplemental Data” of this Form 10-K.

	Years Ended December 31,					Period from May 28, 1998 (inception) to December 31, 2007
	2007	2006	2005	2004	2003
	(in thousands except share and per share data)
Consolidated Statement of Operations Data:
Operating expenses:
Research and development	$25,321	$20,919	$11,847	$16,492	$9,679	$95,387
General and administrative	7,455	6,110	1,715	5,113	3,796	28,873

Total operating expenses	32,776	27,029	13,562	21,605	13,475	124,260
Loss from operations	(32,776)	(27,029)	(13,562)	(21,605)	(13,475)	(124,260)
Interest income (expense), net	454	156	393	262	74	1,989
Other income (expense), net	366	(3,272)	58	—	1	(2,934)

Net loss before cumulative effect of change in accounting principle	(31,956)	(30,145)	(13,111)	(21,343)	(13,400)	(125,205)
Cumulative effect of change in accounting principle	—	—	(32)	—	—	(32)

Net loss	(31,956)	(30,145)	(13,143)	(21,343)	(13,400)	(125,237)
Accretion of redeemable convertible preferred stock	(4,626)	(11,293)	(8,269)	(6,782)	(3,498)	(38,872)

Loss attributable to common stockholders	$(36,582)	$(41,438)	$(21,412)	$(28,125)	$(16,898)	$(164,109)

Basic and diluted loss per share attributable to common stockholders(1)	$(4.06)	$(116.20)	$(70.56)	$(97.76)	$(66.31)

Weighted average number of shares used to compute basic and diluted loss per share attributable to common stockholders(1)	9,017,627	356,600	303,476	287,702	254,855

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short term investments	$52,851	$13,902	$12,050	$19,205	$3,177
Working capital	44,139	578	8,840	17,356	1,456
Restricted cash	240	—	—	500	—
Total assets	54,185	14,818	12,722	20,629	4,031
Preferred stock warrant liability	—	7,549	736	—	—
Notes payable—non-current portion	3,024	6,737	—	—	285
Redeemable convertible preferred stock	—	116,164	93,690	80,766	38,117
Deficit accumulated during the development stage	(164,109)	(127,527)	(86,089)	(64,677)	(36,551)
Total stockholders’ equity (deficit)	41,361	(122,066)	(84,580)	(62,897)	(36,197)

(1)	See Note 2 of the notes to the consolidated financial statements for an explanation of the method used to calculate the net loss per share attributable to common stockholders and the number of shares used in the computation of the per share amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are a biopharmaceutical company focused on developing and commercializing novel pain management therapies. We are assembling a portfolio of pain management product candidates and are developing innovative new therapies based on known chemical entities. Our initial focus is on the management of chronic peripheral neuropathic pain including postherpetic neuralgia, or PHN, painful HIV-distal sensory polyneuropathy, or HIV-DSP, and painful diabetic neuropathy, or PDN. Our most advanced product candidate, NGX-4010, a synthetic capsaicin-based dermal patch designed to manage pain associated with peripheral neuropathic pain conditions, has completed three pivotal Phase 3 clinical trials that met their primary endpoints, two in PHN and one in HIV-DSP. The results of these successful studies demonstrated that a single 30 or 60 minute application of NGX-4010, depending on the indication, may provide at least 12 weeks of clinically-meaningful pain relief. We have also completed two Phase 3 trials for NGX-4010 that have not met their primary endpoints, one in PHN and our most recently completed Phase 3 trial in HIV-DSP. We intend to submit a new drug application, or NDA, with the United States Food and Drug Administration, or FDA, for NGX-4010 for PHN in 2008 based on our two successfully completed Phase 3 studies in PHN.

Although our most recent Phase 3 study in HIV-DSP, study C119, did not meet its primary endpoint, we believe that a trend towards efficacy in one of the treatment arms that was observed during the initial data analysis may be supportive of our previous successful Phase 3 study in HIV-DSP. We are continuing to analyze the data from study C119 and are evaluating whether or not to seek approval of the HIV-DSP indication in the United States and if additional studies might be required to achieve a marketing approval for the HIV-DSP indication in the United States or elsewhere.

In September, 2007, our MAA, which was based upon our then available clinical trials data, was accepted for review by the EMEA. This application was accepted under the centralized procedure and seeks approval for NGX-4010 for peripheral neuropathic pain. We may supplement our MAA filing with clinical data that became available after our initial filing. The incorporation of significant additional clinical data to our MAA could delay the EMEA’s decision or potentially cause us to withdraw and resubmit our MAA. We intend to pursue with the regulatory authorities the possible approval for peripheral neuropathic pain. However, our MAA may be limited to specific neuropathic pain indications, such as PHN.

We expect to proceed with our clinical program in PDN in 2008. We are also developing a non-patch liquid formulation of synthetic capsaicin, NGX-1998, which we anticipate will continue Phase 1 clinical trials in 2008, and are developing an opioid analgesic for use in managing pain associated with other chronic pain conditions. We hold all worldwide commercial rights to our product candidates and are actively engaged in discussions with potential commercial partners.

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

We are a development stage company. To date, we have not generated any revenues and have funded our operations primarily by selling equity securities and establishing debt facilities. We have incurred significant losses since our inception. As of December 31, 2007, we had a deficit accumulated during the development stage of approximately $164.1 million, of which approximately $38.9 million represents non-cash charges for the accretion of redeemable convertible preferred stock. We expect our operating losses to increase over the next several years as we continue clinical study of NGX-4010, seek regulatory approvals and, if these efforts are successful, commence commercialization activities. During this time, we also intend to increase our focus on preclinical and clinical development of additional product candidates including NGX-1998 and our opioid analgesic, and potentially other product candidates which may be internally developed or acquired.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ from those estimates.

While our significant accounting policies are described in more detail in Note 2 of Notes to Consolidated Financial Statements included elsewhere in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Research and Development

We expense research and development costs as incurred. Research and development expenses include personnel and personnel related costs, costs associated with clinical trials including amounts paid to clinical research organizations and clinical investigators, product and manufacturing costs such as process development and clinical product supply costs, research costs and other consulting and professional services, and allocated facility and related expenses.

Clinical Trials

We accrue and expense costs for clinical trial activities performed by third parties, including clinical research organizations and clinical investigators, based upon estimates made as of the reporting date of the work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. We determine these estimates at the end of each reporting period through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services, as of the end of each reporting period, pursuant to contracts with numerous clinical trial centers and clinical research organizations and the agreed upon fee to be paid for such services and the amounts paid. On a periodic basis we true up our recorded clinical trial costs to reflect actual expenses incurred to date. However, to date these adjustments have not been material. Due to the nature of the estimation of clinical trial costs, we can not assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of clinical trials.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations, including the Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 as permitted by Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation. In accordance with APB No. 25, stock-based compensation is calculated using the intrinsic value method and represents the difference between the deemed per share market price of the stock and the per share exercise price of the stock option. The resulting stock-based compensation is deferred and amortized to expense over the grant’s vesting period, which is generally four years. For variable awards, compensation expense is measured each period as the incremental difference between the fair value of the shares and the exercise price of the stock options.

Compensation expense relating to variable awards is recorded using a graded vesting model in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payments. In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 107 relating to SFAS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R. Under SFAS No. 123R, stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. Because non-cash stock compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition and we will no longer be able to apply the minimum value method and instead must calculate the fair value of our employee stock options using an estimated volatility rate. We adopted the provisions of SFAS No. 123R using the prospective transition method. Under the prospective transition method, beginning January 1, 2006, compensation cost recognized includes: compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value in accordance with the provisions of APB No. 25; and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of SFAS No. 123R. See Note 8 of Notes to Consolidated Financial Statements included elsewhere in this report for further detail.

We account for equity instruments issued to nonemployees in accordance with the provisions of Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair-value approach. The equity instruments, consisting of stock options and warrants granted to lenders and consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and are recognized as an expense over the term of the related financing or the period over which services are received.

The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to nonemployees during the years ended December 31, 2007, 2006 and 2005 using the Black-Scholes option valuation method:

	Year Ended December 31,
	2007	2006	2005
Dividend yield	0%	0%	0%
Volatility	71 – 77%	77%	77%
Expected life (in years)	6.8 – 9.3	3.6 – 10.0	4.6 – 9.9
Risk-free interest rate	4.0 – 5.1%	4.6 – 5.1%	4.0 – 4.5%

We recognized stock-based compensation expense, which includes amortization of deferred stock compensation, the costs of variable awards to founders and consultants and the costs of stock options issued in exchange for notes receivable, as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Research and development	$893	$644	$(55)
General and administrative	869	3,199	(265)

Total stock-based compensation	$1,762	$3,843	$(320)

Estimation of Fair Value of Warrants to Purchase Redeemable Convertible Preferred Stock

We accounted for warrants to purchase redeemable convertible preferred stock pursuant to the FASB Staff Position, No. 150-5, Issuers Accounting under Statement No. 150 for Freestanding Warrants and Other similar Instruments on Shares that are Redeemable, or FSP No. 150-5, which required us to classify these warrants as current liabilities and to adjust the value of these warrants to their fair value at the end of each reporting period. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option valuation model, based on the estimated market value of the underlying redeemable convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying redeemable convertible preferred stock. The determination of these estimates, especially the market value of the underlying redeemable convertible preferred stock and the expected volatility, is highly judgmental. At the time of adoption of FSP No. 150-5, in 2005, we recorded $32,000 for the cumulative effect of this change in accounting principle to reflect the cumulative change in estimated fair value of these warrants as of that date. We recorded $58,000 of other income for the decrease in fair value for the remainder of 2005 and $3.3 million of other expense for the year ended December 31, 2006 to reflect increases in the estimated fair value of all preferred stock warrants.

Upon the closing of our initial public offering, or IPO, on May 7, 2007, all outstanding warrants to purchase shares of preferred stock were converted to warrants to purchase shares of our common stock and, as a result, are no longer subject to FSP No. 150-5. The then-current aggregate fair value of these warrants of approximately $426,000 was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity (deficit), in the second quarter of 2007 and we have ceased to record any further periodic fair value adjustments. We recorded $360,000 of other income for the year ended December 31, 2007 to reflect decreases in the estimated fair value of all preferred stock warrants.

Income Taxes

We record income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN No. 48. We adopted FIN No. 48 on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transaction. We adopted FIN No. 48 effective January 1, 2007. As a result of the implementation of FIN No. 48, we recorded $2.1 million in unrecognized tax benefits as a reduction to deferred tax assets, all of which is currently offset by a full valuation allowance that had no effect on the beginning balance of accumulated deficit. We had unrecognized tax benefits of $2.1 million and $2.8 million as of January 1, 2007 and December 31, 2007, respectively, all of which is offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. We have decided to classify interest and penalties as a component of tax expense. There was no interest or penalties accrued at the adoption date and at December 31, 2007. We file income tax returns in the U.S. federal and California state tax jurisdictions. The tax years 2002 to 2007 remain open to examination by the U.S. and California state tax authorities.

Results of Operations

Our research and development expenses consist of internal costs and external costs. Our internal costs are primarily employee salaries and benefits, allocated facility and other overhead costs. Our external costs are primarily expenses related to our clinical trials, such as clinical research organizations and clinical investigators, as well as expenses related to formulation development, manufacturing process development and costs associated with preparation and filing of regulatory submissions and non-clinical studies.

Since our inception, NGX-4010 has accounted for in excess of 90% of our external research and development expenses. Specifically, in the years ended December 31, 2007, 2006 and 2005, our external research and development costs totaled $16.7 million, $14.6 million and $7.8 million, respectively, and of these amounts 92%, 94% and 96%, respectively, were incurred in programs related to NGX-4010. We commence tracking the separate, external costs of a project when we determine that a project has a reasonable chance of entering clinical development. We use our internal research and development resources across several projects and many resources are not attributable to specific projects. Accordingly, we do not account for our internal research and development costs on a project basis. However, we believe that our internal costs are expended on each development project in similar proportion to our external development costs for such project relative to total external development costs.

The process of conducting preclinical testing and clinical trials necessary to obtain FDA approvals is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, patient enrollment, manufacturing capabilities, successful clinical results, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when or to what extent we will generate revenues from commercialization and sale of any of our product candidates. Currently we are primarily focused on completing the development of our lead product candidate, NGX-4010, for patients with PHN and HIV-DSP. We filed an MAA, which was accepted by the EMEA in September 2007, and we currently plan to file an NDA in the United States in 2008. We anticipate that our overall research and development expenses, excluding non-cash stock-based compensation expense, in the coming quarters may be relatively consistent with current levels and may even decline in the middle of 2008, however we anticipate that our research and development expenses may then return to recent historical levels near the end of 2008 and into 2009. The fluctuation in research and development expenses we anticipate will be driven in the near term by the completion of our Phase 3 clinical trial in HIV-DSP, which will be substantially complete in the first quarter of 2008, a lower level of expenditure as we plan our PDN and NGX-1998 programs, and in the long term, the timing and scope of our ramp up of clinical programs in PDN and our clinical program in NGX-1998.

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

Accretion of Redeemable Convertible Preferred Stock.

Our redeemable convertible preferred stock outstanding prior to our initial public offering was redeemable at the request of the holders on or after June 30, 2008. We accreted the carrying value of the preferred stock issuances to the redemption amount using the effective interest method through periodic charges to additional paid-in capital. Upon completion of our initial public offering on May 1, 2007, our preferred stock converted to common stock and the carrying value of our preferred stock was reclassified to common stock and additional paid-in capital.

Comparison of Years Ended December 31, 2007 and 2006

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2007	2006
	(in thousands, except percentages)
Research and development expenses	$(25,321)	$(20,919)	$4,402	21%
General and administrative expenses	(7,455)	(6,110)	1,345	22%
Interest income	1,673	719	954	133%
Interest expense	(1,219)	(563)	656	117%
Other income (expense), net	366	(3,272)	3,638	111%

Research and Development expenses. Research and development expenses increased approximately $4.4 million, or 21%, to $25.3 million in the twelve months ended December 31, 2007 from $20.9 million for the same period in 2006. The increase was primarily attributable to a $1.8 million increase in clinical and manufacturing related costs associated with NGX-4010. The increase in clinical costs was due to the size and scope of our Phase 3 studies conducted in 2007 compared to those conducted in 2006. The increase in manufacturing costs was primarily related to the development activities that were performed in support of our MAA filing in the third quarter of 2007 and preparation for an NDA filing in 2008. Also contributing to the increase were a $1.8 million increase in regulatory and quality assurance expenses related to an increase in staffing and consulting in support of the MAA filing, filing fees payable to the EMEA and preparation for an NDA filing in 2008, a $0.8 million increase in development work related to new product areas including conducting toxicology work in support of our planned IND filing for NGX-1998 as well as research in support of our new product initiatives and a $0.3 million increase related to allocated facilities charges in connection with the move of our corporate headquarters to San Mateo, California in 2007. Non-cash stock based compensation expense contributed $0.2 million to the increase in research and development expenses. These increases were partially offset by a $0.6 million decrease in nonclinical costs associated with NGX-4010 as the majority of our nonclinical activities for our lead product candidate were completed in 2006.

General and Administrative expenses. General and administrative expenses increased approximately $1.3 million, or 22%, to $7.5 million in the twelve months ended December 31, 2007 from $6.1 million for the same period in 2006. The increase was due to a $1.1 million increase in marketing expenses related to consulting and analysis in support of our pricing and reimbursement strategies, and other pre-commercialization market research and other pre-launch activities as well as costs associated with our efforts to build out our commercial infrastructure. Additional increases included a $1.0 million increase in general and administrative employee related expenses and board compensation expense resulting from infrastructure development and the initiation of our board compensation program upon completion of our IPO, respectively. In addition, as a result of our IPO and costs attendant to being a public company, there was a $1.6 million increase in professional and corporate fees, including legal and accounting fees, public company directors and officers insurance, consulting fees and costs associated with the move of our corporate headquarters to San Mateo, California in 2007. These increases were partially offset by a $2.3 million decrease in non-cash stock based compensation expense primarily due to the cessation of variable accounting for stock-based awards upon the forgiveness of certain notes payable in January 2007.

Interest income. Interest income increased approximately $1.0 million, or 133%, to $1.7 million in the twelve months ended December 31, 2007 from $0.7 million for the same period in 2006. The increase was primarily attributable to an increase in invested assets, due to both the completion of our IPO on May 7, 2007 as well as the exercise of preferred stock warrants in the first quarter of 2007. Also contributing to the increase in interest income, although to a lesser extent, was an increase in the rate of return on invested assets.

Interest expense. Interest expense increased approximately $0.7 million, or 117%, to $1.2 million in the twelve months ended December 31, 2007. The increase was related to our borrowing a total of approximately $10.0 million under certain notes payable in July and September 2006. The notes were outstanding for the entire twelve months ended December 31, 2007 which resulted in higher interest expense in 2007 compared to 2006.

Other income (expense), net. Other income (expense), net, increased approximately $3.6 million, or 111%, to $0.4 million in income in the twelve months ended December 31, 2007 from $3.3 million in expense in the same period in 2006. The other expense of $3.3 million in 2006 was primarily attributable to the increase in fair value of our preferred stock warrant liability. The other income of $0.4 million in 2007 was primarily attributable to a subsequent decline in the fair value of our preferred stock warrant liability in 2007. Due to the conversion of all outstanding shares of preferred stock into common stock in connection with our IPO in the second quarter of 2007, these warrants became exercisable for common stock and are no longer required to be recorded at fair value at each quarter-end. We performed a final remeasurement in the period ended June 30, 2007 and have ceased to record any further periodic fair value adjustments.

Comparison of Years Ended December 31, 2006 and 2005

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2006	2005
	(in thousands, except percentages)
Research and development expenses	$(20,919)	$(11,847)	$9,072	77%
General and administrative expenses	(6,110)	(1,715)	4,395	256%
Interest income	719	397	322	81%
Interest expense	(563)	(4)	559	n/m
Other income (expense), net	(3,272)	58	(3,330)	n/m

Research and Development expenses. Research and development expenses increased primarily as a result of a $5.0 million increase in clinical study costs associated with NGX-4010 as we increased our clinical activity, including expanding to six ongoing clinical studies from four, a $2.1 million increase in manufacturing costs as a result of conducting more clinical trials in 2006 and work related to our planned regulatory filings, a $1.4 million increase in regulatory and quality assurance expenses related primarily to preparing for European regulatory submission, a $0.7 million increase in non-cash stock-based compensation expenses, and a $0.3 million increase in the advancement of our clinical programs in NGX-1998, offset by a $0.5 million decrease related to the wind down in NGX-4010 non-clinical activity.

General and Administrative expenses. General and administrative expenses increased primarily as a result of a $3.5 million increase in non-cash stock-based compensation expenses, a $0.5 million increase in professional fees for legal, intellectual property, financial and accounting consulting and services and a $0.3 million increase in salary and related expenses and general infrastructure expenses.

Interest income. Interest income increased $0.3 million primarily as a result of higher rates of return on our invested assets.

Interest expense. Interest expense increased $0.6 million primarily resulting from borrowing a total of $10.0 million under certain notes payable in July and September 2006.

Other income (expense), net. Other income (expense), net of $3.3 million is due to an increase in expense associated with the revaluation of our preferred stock warrant liability, primarily resulting from the warrants issued in conjunction with our Series C2 preferred stock financing and warrants issued in conjunction with our venture loan agreement.

Liquidity and Capital Resources

Since our inception through December 31, 2007, we have financed our operations primarily through private placements and a public offering of our equity securities and, to a lesser extent, through debt facilities. Through December 31, 2007, we have received approximately $156.2 million from the sale of our equity securities, net of issuance costs. On May 7, 2007, we completed an IPO of our common stock which resulted in net cash proceeds, after deducting total expenses including underwriting discounts and commissions and other-offering related expenses, of approximately $38.1 million. On December 28, 2007 we completed the first closing of a private placement of our common stock and warrants resulting in net cash proceeds of $21.5 million and on January 3, 2008, we completed the second closing of this private placement of our common stock and warrants resulting in net cash proceeds of $2.3 million.

As of December 31, 2007, we had approximately $52.9 million in cash, cash equivalents and short-term investments. Our cash and investment balances are held in a variety of interest bearing instruments including obligations of U.S. government agencies, corporate bonds, commercial paper and money market funds. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. Further, to reduce portfolio risk through diversification, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. Recent events in the credit markets have caused a liquidity crisis in certain credit facilities including mortgage-backed securities and auction-rate securities. In response to these events we have evaluated our investment portfolio and subsequent to December 31, 2007, we have either sold, at a gain, or realized the full value of asset backed securities and other relatively higher risk investments from our portfolio. While our invested balances do not include either mortgage backed securities or auction-rate securities and our invested assets contain only highly liquid money market investments and high quality corporate obligations, we can not predict what effects a continued deterioration in credit markets may have on the companies that issued the corporate obligations, and how such potential effects may impact either the liquidity or principal balances or rates of return of our short-term investments. Further, there can be no assurance that there won’t be any future impairment of our investments if the sub-prime market crisis spreads to other sectors of the economy or if credit markets deteriorate further.

Net cash used in operating activities was approximately $28.7 million, $22.3 million and $12.7 million in 2007, 2006 and 2005, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, internal personnel costs associated with our research and development programs and infrastructure costs supporting our research and development activities. Included in net cash used in operating activities are net changes in assets and liabilities affecting cash, including accounts payable and accrued research and development expenses that are primarily dependent upon our research and development activities as well as the timing of our payments to our suppliers, vendors and employees.

Net cash used in investing activities was approximately $19.2 million and $0.1 million in 2007 and 2006 and net cash provided from investing activities was $11.4 million in 2005. Investing activities consist primarily of purchases and sales of marketable securities, capital equipment purchases and transfer of funds to restricted cash related to required collateral on our line of credit in connection with our operating lease in San Mateo, California. Net cash used in investing activities was significantly higher in 2007 compared to 2006 due to the investment of a majority of the net proceeds generated from our financing activities in short-term investments. Purchases of property and equipment increased in 2007 due to our relocating our corporate headquarters in September 2007. We expect that property and equipment expenditures may increase over the next 12 to 24 months as a result of potential requirements to support increased personnel as we continue to build our organization in anticipation of the planned commercial launch of NGX-4010.

Net cash provided by financing activities was approximately $67.4 million, $24.3 million and $5.2 million in 2007, 2006 and 2005, respectively. Financing activities consisted primarily of net proceeds from the sale of our equity securities including common and preferred stock and the exercise of options and warrants underlying these securities, as well as proceeds received from our venture loan financing arrangements, partially offset by principal repayments on such loans.

Future minimum payments under all noncancelable lease obligations and payments under our venture loan agreement are as follows as of December 31, 2007 (in thousands):

Year Ended December 31,	Operating Leases	Notes Payable
2008	$342	$4,649
2009	453	3,095
2010	566	193
2011	612	—
2012	369	—

	$2,342	7,937

Less: amounts representing interest		818

		$7,119

We enter into contracts in the normal course of business with clinical research organizations and clinical investigators, for third party manufacturing and formulation development, and increasingly with organizations that are supporting our pre-commercialization activities, among others. These contracts generally provide for termination with notice, and therefore we believe that our noncancelable obligations under these agreements are not material.

In October 2000 and as amended, we licensed certain patents from the University of California for high dose capsaicin for neuropathic pain. Under the terms of the agreement, we will be required to pay royalties on net sales of the licensed product up to a maximum of $1,000,000 per annum as well as a percentage of upfront and milestone payments resulting from sublicense of our rights under the agreement.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the progress of our development programs including the number, size and scope of clinical trials;

•	the conduct of manufacturing activities including process development and manufacture of clinical product supply and potentially commercial product supply

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements that we have or may establish;

•	the cost of pre-commercial activities;

•	the costs and timing of regulatory approvals;

•	the costs and timing of any post-approval regulatory commitments;

•	the costs of establishing sales and marketing infrastructure, distribution capabilities and potentially a sales force;

•	the success of the commercialization of our products;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

We believe that our existing cash and investments will be sufficient to meet our projected operating requirements for at least the next twelve months. To date, however, we have incurred recurring net losses and negative cash flows from operations. Until we can generate significant cash from our operations, if ever, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities as well as potentially through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect the launch of our product candidates, if approved for marketing, or our ability to continue in business. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, delays the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the impact that SFAS No. 157 will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. This statement establishes a fair value option in which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. The statement is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS No. 159 will have on our financial position and results of operations.

In June 2007, the EITF issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities, or EITF 07-3, which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods or services will not be delivered. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus may not be applied to earlier periods and early adoption is not permitted. We do not expect that the adoption of EITF 07-3 will have a material impact on our financial position and results of operations.

In December 2007, the EITF issued Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1, which applies to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity.

This issue, among other things, requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of the adoption of EITF 07-1 on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Interest Rate and Market Risk

Our exposure to market risk is confined to our cash, cash equivalents and short term investments which have maturities of less than one year. The goal of our investment policy is primarily liquidity and capital preservation while attempting to maximize the income we receive without assuming significant risk. To achieve these objectives our investment policy allows us to maintain a portfolio of cash equivalents and short term investments in a variety of securities, including U.S. government agencies, corporate bonds, commercial paper and money market funds. Further, to reduce portfolio risk through diversification, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. Our cash and investments as of December 31, 2007 consisted primarily of money market funds and commercial paper and to a lesser extent, corporate debt and asset- backed securities.

Based on current events in the credit markets, we confirmed that our cash, cash equivalents and short-term investments at December 31, 2007 did not contain auction-rate securities, which have experienced liquidity problems due to failed auctions, and that the value and liquidity of our investments have not been materially impacted by the general events in the credit market. We believe that none of our investments have been impaired during the recent sub-prime mortgage market crisis, although there can be no assurance that there won’t be any future impairment of our investments if the sub-prime market crisis spreads to other sectors of the economy or if credit markets deteriorate further. Since December 31, 2007, we have sold our investments in asset-backed securities, at a gain, to further reduce the risk in our investment portfolio.

If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rates by 25 basis points would not result in a material decrease in the fair value of our net investment position. Additionally, as our debt facilities bear interest at fixed rates, we are not subject to market risk with respect to this debt.

Foreign Currency Exchange Rate Risk

We have incurred a long-term liability related to filing fees associated with our MAA filing, which occurred in the three months ended September 30, 2007, that will be payable upon either our withdrawal of the MAA or upon the EMEA’s final decision regarding our MAA that we anticipate to be in excess of 12 months from December 31, 2007. This obligation, which is payable in Euros, creates exposure to changes in exchange rates. However, the risks related to foreign currency exchange rates are not expected to be material to our consolidated financial position or results of operations.

Our third party manufacturers including the manufacturer of our active ingredient, trans-capsaicin, the manufacturer of NGX-4010 and the manufacturer of our cleansing gel, are foreign manufacturers. As a result, we may experience changes in product supply costs as a result of changes in exchange rates between the U.S. Dollar and the local currency where the manufacturing activities occur.

Item 8.	Financial Statements and Supplementary Data

NEUROGESX, INC.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NeurogesX, Inc.

We have audited the accompanying consolidated balance sheets of NeurogesX, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 and for the period from May 28, 1998 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeurogesX, Inc. (a development stage company) at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 and for the period from May 28, 1998 (inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, NeurogesX, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as of January 1, 2006.

/S/ ERNST & YOUNG LLP

Palo Alto, California

March 21, 2008

NEUROGESX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$31,478	$11,908
Short term investments	21,373	1,994
Prepaid expenses and other current assets	585	659

Total current assets	53,436	14,561
Property and equipment, net	453	159
Restricted cash	240	—
Other assets	56	98

Total assets	$54,185	$14,818

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,712	$1,675
Accrued compensation	680	199
Accrued research and development	1,198	1,133
Other accrued expenses	1,848	990
Preferred stock warrant liability	—	7,549
Notes payable—current portion	3,859	2,437

Total current liabilities	9,297	13,983

Non-current liabilities:
Notes payable—non-current portion	3,024	6,737
Deferred rent	156	—
Accrued research and development—non-current	347	—

Total non-current liabilities	3,527	6,737

Commitments and contingencies (Note 6)

Redeemable convertible preferred stock, $0.001 par value; 10,000,000 and 292,467,200 shares authorized at December 31, 2007 and 2006, respectively; 0 and 117,386,300 shares issued and outstanding at December 31, 2007 and 2006, respectively; aggregate liquidation value of $0 and $86,540 at December 31, 2007 and 2006, respectively	—	116,164
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100,000,000 and 21,966,666 shares authorized at December 31, 2007 and 2006, respectively; 17,096,806 and 386,309 shares issued and outstanding at December 31, 2007, and 2006, respectively	17	1
Additional paid-in capital	205,417	5,505
Deferred stock-based compensation	(15)	(45)
Accumulated other comprehensive income	51	—
Deficit accumulated during the development stage	(164,109)	(127,527)

Total stockholders’ equity (deficit)	41,361	(122,066)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$54,185	$14,818

See accompanying notes.

NEUROGESX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,			Period from May 28, 1998 (inception) to December 31, 2007
	2007	2006	2005
Operating expenses:
Research and development(1)	$25,321	$20,919	$11,847	$95,387
General and administrative(2)	7,455	6,110	1,715	28,873

Total operating expenses	32,776	27,029	13,562	124,260
Loss from operations	(32,776)	(27,029)	(13,562)	(124,260)
Interest income	1,673	719	397	3,915
Interest expense	(1,219)	(563)	(4)	(1,926)
Other income (expense), net	366	(3,272)	58	(2,934)

Net loss before cumulative effect of change in accounting principle	(31,956)	(30,145)	(13,111)	(125,205)
Cumulative effect of change in accounting principle	—	—	(32)	(32)

Net loss	(31,956)	(30,145)	(13,143)	(125,237)
Accretion of redeemable convertible preferred stock	(4,626)	(11,293)	(8,269)	(38,872)

Loss attributable to common stockholders	$(36,582)	$(41,438)	$(21,412)	$(164,109)

Net loss per common share—basic and diluted:
Cumulative effect of change in accounting principle	$—	$—	$(0.11)

Loss per share attributable to common stockholders	$(4.06)	$(116.20)	$(70.56)

Shares used to compute basic and diluted loss per share attributable to common stockholders	9,017,627	356,600	303,476

__________ Non-cash stock-based compensation expense included in operating expenses:

(1) Research and development	$893	$644	$(55)
(2) General and administrative	869	3,199	(265)

	$1,762	$3,843	$(320)

See accompanying notes.

NEUROGESX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Issuance of common stock to founders for cash at $0.015 per share in July 1998	199,994	$—	$3	$—	$—	$—	$3
Issuance of common stock for cash and services at $0.90 per share in June 2000	20,000	—	19	—	—	—	19
Accretion of redeemable convertible preferred stock	—	—	—	—	—	(378)	(378)
Net loss from May 28, 1998 (inception) to December 31, 2000	—	—	—	—	—	(1,115)	(1,115)

Balances at December 31, 2000	219,994	—	22	—	—	(1,493)	(1,471)
Issuance of common stock for cash at $0.90 per share in April 2001	3,833	—	4	—	—	—	4
Issuance of warrants in connection with loan in June 2001	—	—	14	—	—	—	14
Compensation expense relating to stock options granted to consultants	—	—	1	—	—	—	1
Accretion of redeemable convertible preferred stock	—	—	—	—	—	(793)	(793)
Net loss	—	—	—	—	—	(6,225)	(6,225)

Balances at December 31, 2001	223,827	—	41		—	(8,511)	(8,470)
Issuance of common stock to employees upon exercise of stock options at $0.90—$1.20 per share for cash	4,213	—	4	—	—	—	4
Issuance of common stock upon payment of note receivable at $0.90 per share	6,666	—	6	—	—	—	6
Issuance of warrants in connection with loan in May 2002	—	—	12	—	—	—	12
Deferred stock-based compensation relating to variable accounting of stock options and restricted common stock	—	—	4	(4)	—	—	—
Compensation expense relating to stock options granted to consultants and variable accounting of stock options and restricted common stock	—	—	75	—	—	—	75
Accretion of redeemable convertible preferred stock	—	—	—	—	—	(3,234)	(3,234)
Net loss	—	—	—	—	—	(7,908)	(7,908)

Balances at December 31, 2002	234,706	—	142	(4)	—	(19,653)	(19,515)
Issuance of common stock upon exercise of stock options for cash at $0.90—$1.20 per share	3,679	—	4	—	—	—	4
Reclassification of unvested common stock at $1.20 per share	(379)	—	—	—	—	—	—
Issuance of common stock upon payment of note receivable	19,998	—	25	—	—	—	25
Deferred stock-based compensation relating to variable accounting of stock options and restricted common stock	—	—	29	(29)	—	—	—
Compensation expense relating to stock options granted to consultants and variable accounting of stock options and restricted common stock	—	—	188	—	—	—	188
Accretion of redeemable convertible preferred stock	—	—	—	—	—	(3,498)	(3,498)
Net loss	—	—	—	—	—	(13,400)	(13,400)

Balances at December 31, 2003 (carried forward)	258,004	—	388	(33)	—	(36,551)	(36,196)

NEUROGESX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2003 (brought forward)	258,004	$—	$388	$(33)	$—	$(36,551)	$(36,196)
Issuance of common stock upon exercise of stock options for cash at $0.90—$6.00 per share	8,217	—	14	—	—	—	14
Issuance of common stock at $1.20 per share upon vesting of early exercised options	245	—	—	—	—	(1)	(1)
Issuance of common stock upon payment of notes receivable at $0.90—$1.20 per share	37,333	—	37	—	—	—	37
Shares repurchased upon rescission of stock option exercise at $2.25 per share	(3,333)	—	(8)	—	—	—	(8)
Deferred stock-based compensation related to variable accounting of stock options and restricted common stock	—	—	100	(100)	—	—	—
Compensation expense relating to stock options granted to consultants and variable accounting of stock options and restricted common stock	—	—	1,401	—	—	—	1,401
Accretion of redeemable convertible preferred stock	—	—	—	—	—	(6,782)	(6,782)
Comprehensive loss:
Unrealized gain/(loss) on investments	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	(21,343)	(21,343)

Total comprehensive loss							(21,362)

Balances at December 31, 2004	300,466	—	1,932	(133)	(19)	(64,677)	(62,897)
Issuance of common stock upon exercise of stock options for cash at $1.95—$2.55 per share	8,533	—	19	—	—	—	19
Issuance of common stock at $0.90 per share upon vesting of early exercised stock options	66	—	—	—	—	—	—
Reclassification of unvested common stock at $2.25 per share	(3,333)	—	(7)	—	—	—	(7)
Registration cost of additional option pool shares	—	—	(1)	—	—	—	(1)
Issuance of common stock upon payment of note receivable at $0.90 per share	13,333	—	20	—	—	—	20
Deferred stock-based compensation related to variable accounting of stock options and restricted common stock	—	—	(107)	107	—	—	—
Deferred stock-based compensation related to stock options granted below re-assessed fair value of common stock	—	—	67	(67)	—	—	—
Reversal of deferred stock-based compensation in connection with employee terminations	—	—	(8)	8	—	—	—
Amortization of deferred stock-based compensation	—	—	—	6	—	—	6
Accretion of redeemable convertible preferred stock	—	—	—	—	—	(8,269)	(8,269)
Compensation expense relating to stock options granted to consultants and variable accounting of stock options and restricted common stock	—	—	(326)	—	—	—	(326)
Comprehensive loss:
Unrealized gain/(loss) on investments	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	(13,143)	(13,143)

Total comprehensive loss							(13,125)

Balances at December 31, 2005 (carried forward)	319,065	$—	$1,589	$(79)	$(1)	$(86,089)	$(84,580)

NEUROGESX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2005 (brought forward)	319,065	$—	$1,589	$(79)	$(1)	$(86,089)	$(84,580)
Issuance of common stock upon exercise of stock options for cash at $1.95—$4.05 per share	25,483	—	57	—	—	—	57
Registration cost of additional option pool shares	—	—	(1)	—	—	—	(1)
Issuance of common stock at $1.20—$3.00 per share upon vesting of early exercised stock options	1,942	—	4	—	—	—	4
Reclassification of unvested common stock at $3.00 per share	(3,512)	—	(11)	—	—	—	(11)
Issuance of common stock upon payment of notes receivable at $0.90—$1.20 per share	43,331	1	58	—	—	—	59
Deferred stock-based compensation related to variable accounting of stock options and restricted common stock	—	—	(14)	14	—	—	—
Reversal of deferred stock-based compensation in connection with employee terminations	—	—	(8)	8	—	—	—
Amortization of deferred stock-based compensation	—	—	—	12	—	—	12
Accretion of redeemable convertible preferred stock	—	—	—	—	—	(11,293)	(11,293)
Compensation expense relating to stock options granted to consultants and variable accounting of stock options and restricted common stock	—	—	3,516	—	—	—	3,516
Stock-based compensation expense	—	—	315	—	—	—	315
Comprehensive loss:
Unrealized gain/(loss) on investments	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(30,145)	(30,145)

Total comprehensive loss							(30,144)

Balances at December 31, 2006 (carried forward)	386,309	$1	$5,505	$(45)	$—	$(127,527)	$(122,066)

NEUROGESX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2006 (brought forward)	386,309	$1	$5,505	$(45)	$—	$(127,527)	$(122,066)
Issuance of common stock upon exercise of stock options for cash at $0.90—$3.75 per share	27,476	—	65	—	—	—	65
Issuance of common stock at $1.20—$3.75 per share upon vesting of early exercised stock options	9,834	—	18	—	—	—	18
Issuance of common stock under the Employee Stock Purchase Plan	15,367	—	90	—	—	—	90
Issuance of common stock in an initial public offering for cash at $11.00 per share, net of $5,914 issuance costs	4,000,000	4	38,081	—	—	—	38,085
Issuance of common stock for cash at $6.18 per share, net of $1,100 issuance costs	3,638,741	3	17,973	—	—	—	17,976
Issuance of warrants to purchase common stock to investors at $0.125 per share including fair value	—	—	3,547	—	—	—	3,547
Conversion of preferred stock to common stock in connection with initial public offering in May 2007	8,722,013	9	138,115	—	—	—	138,124
Issuance of common stock upon forgiveness of notes receivable at $0.90—$2.25 per share	263,733	—	379	—	—	—	379
Issuance of common stock to consultant for service	33,333	—	291	—	—	—	291
Deferred stock-based compensation related to variable accounting of stock options and restricted common stock	—	—	(12)	12	—	—	—
Reversal of deferred stock-based compensation in connection with employee terminations	—	—	(9)	9	—	—	—
Amortization of deferred stock-based compensation	—	—	—	9	—	—	9
Accretion of redeemable convertible preferred stock	—	—	—	—	—	(4,626)	(4,626)
Compensation expense relating to stock options granted to consultants and variable accounting of stock options and restricted common stock	—	—	(88)	—	—	—	(88)
Stock-based compensation expense	—	—	1,462	—	—	—	1,462
Comprehensive loss:
Unrealized gain/(loss) on investments	—	—	—	—	51	—	51
Net loss	—	—	—	—	—	(31,956)	(31,956)

Total comprehensive loss							(31,905)

Balances at December 31, 2007	17,096,806	$17	$205,417	$(15)	$51	$(164,109)	$41,361

See accompanying notes.

NEUROGESX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,			Period from May 28, 1998 (inception) to December 31, 2007
	2007	2006	2005
	(in thousands)
Operating activities
Net loss	$(31,956)	$(30,145)	$(13,143)	$(125,237)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	89	260	229	1,365
Amortization of debt issuance costs	198	78	—	294
Amortization of investment premiums	(778)	(47)	186	(436)
Stock-based compensation	1,762	3,843	(320)	6,955
(Gain)/loss on disposal of fixed assets	(6)	—	—	82
Revaluation of preferred stock warrant liability	(360)	3,274	(26)	2,888
Changes in operating assets and liabilities:
Other current assets	74	(257)	9	(585)
Other assets	—	(106)	46	(116)
Accounts payable	37	(5)	293	1,712
Accrued compensation	481	2	(202)	680
Accrued research and development	412	424	151	1,545
Deferred rent	156	—	—	156
Other accrued expenses	1,237	358	121	1,853

Net cash used in operating activities	(28,654)	(22,321)	(12,656)	(108,844)
Investing activities
Purchases of short-term investments	(53,050)	(4,949)	(4,877)	(122,880)
Proceeds from maturities of short-term investments	34,500	5,023	15,835	101,994
Change in restricted cash	(240)	—	500	(240)
Proceeds from disposal of property and equipment	6	—	—	6
Purchases of property and equipment	(383)	(141)	(31)	(1,906)

Net cash provided by (used in) investing activities	(19,167)	(67)	11,427	(23,026)
Financing activities
Proceeds from notes payable	—	10,000	—	11,092
Repayment of notes payable	(2,446)	(434)	(282)	(3,973)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	10,083	14,585	5,445	96,187
Proceeds from issuance of warrants	136	—	—	136
Proceeds from issuance of common stock	59,618	114	38	59,906

Net cash provided by financing activities	67,391	24,265	5,201	163,348
Net increase in cash and cash equivalents	19,570	1,877	3,972	31,478
Cash and cash equivalents, beginning of period	11,908	10,031	6,059	—

Cash and cash equivalents, end of period	$31,478	$11,908	$10,031	$31,478

Supplemental cash flow information
Cash paid for interest	$950	$467	$5	$1,523

Noncash investing and financing activities
Accretion of redeemable convertible preferred stock	$4,626	$11,293	$8,269	$38,872

Warrants issued in connection with preferred stock or debt financings	$—	$3,539	$762	$4,301

Issuance of common stock to a consultant for services rendered in connection with preferred stock financing	$(69)	$334	$26	$291

Deferred stock compensation related to variable accounting of stock options and restricted common stock	$21	$14	$107	$275

Conversion of preferred stock into common stock upon IPO	$138,124	$—	$—	$138,124

See accompanying notes.

NEUROGESX, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Nature of Operation and Basis of Preparation

NeurogesX, Inc. (the “Company”), is a biopharmaceutical company focused on developing and commercializing novel pain management therapies. The Company’s initial focus is on chronic peripheral neuropathic pain. The Company’s lead product candidate, NGX-4010, a synthetic capsaicin-based dermal patch designed to manage pain associated with peripheral neuropathic pain conditions, has completed three pivotal phase 3 clinical trials that have met their primary endpoints, two in postherpetic neuralgia (“PHN”) and one in HIV distal sensory polyneuropathy (“HIV-DSP”). The Company has also completed two Phase 3 trials for NGX-4010 that have not met their primary endpoints, one in PHN and the Company’s most recently completed Phase 3 trial in HIV-DSP.

The Company was incorporated in California as Advanced Analgesics, Inc. on May 28, 1998 and changed its name to NeurogesX, Inc. in September 2000. In February 2007, the Company reincorporated into Delaware. The Company is located in San Mateo, California. Since its inception, the Company has devoted substantially all of its efforts to the development of NGX-4010, establishing its offices, recruiting personnel, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, NeurogesX UK Limited, which was incorporated as of June 1, 2004. NeurogesX UK Limited was established for the purposes of conducting clinical trials in the UK and marketing approval submission. The subsidiary has no assets other than the initial formation capital totaling one Pound Sterling.

Initial Public Offering

The Company completed its initial public offering (“IPO”) and sold 4,000,000 shares of common stock at $11.00 per share on May 7, 2007. Gross proceeds from the offering totaled $44.0 million. The net offering proceeds, after deducting estimated expenses of approximately $5.9 million, totaled $38.1 million. Upon closing of the IPO, all of the outstanding shares of the Company’s redeemable convertible preferred stock converted to 8,722,013 shares of the Company’s common stock. Upon closing of the Company’s IPO, warrants to purchase 893,600 shares of the Company’s preferred stock were converted into warrants to purchase 59,573 shares of the Company’s common stock.

Private Placement

On December 28, 2007, the Company completed the first closing of a private placement in which the Company sold 3,638,741 shares of common stock at $6.18 per share and warrants at $0.125 per share to purchase 1,091,622 shares of its common stock. The stock and warrants were offered solely to accredited investors. On January 3, 2008, the Company completed the second closing of the private placement in which the Company issued 382,170 shares of common stock at $6.18 per share and warrants at $0.125 per share to purchase 114,651 of its common stock. The warrants from both closings have a term of five years, contain a net-exercise provision, and have an exercise price of $8.034 per share. The fair value of the warrants issued was estimated to approximate $3,411,000 and was allocated from the proceeds of the financing. The net proceeds to the Company from both closings, after deducting estimated expenses of approximately $1,200,000, totaled $23,800,000.

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

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents and Short Term Investments

The Company invests its available cash balances in bank deposits, money market funds, U.S. government securities and other investment grade debt securities that have strong credit ratings. The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of securities at the time of purchase. To date, all marketable securities have been classified as available-for-sale, and are carried at fair value as determined based on quoted market prices with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short term.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities, if any, are included in interest income and expense and have not been significant to date. Realized gains and losses are computed on a specific identification basis. Interest and dividends are included in interest income.

Concentrations of Credit Risk and Financial Instruments

The Company invests cash that is not currently being used for operational purposes in accordance with its investment policy. The policy allows for the purchase of low risk debt securities issued by U.S. government agencies and highly rated banks and corporations subject to concentration limits of 10% of any one issuer or group of issuers at the time of purchase. The maturities of these securities on a weighted-average basis may be no longer than 12 months. The Company believes that it has established guidelines for investment of its excess cash that maintains safety and liquidity through its policies on diversification and investment maturity.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and short term investments, available for sale investment securities in high-credit quality corporate debt, and debt securities issued by the U.S. government and government-sponsored enterprises. The carrying amounts of cash equivalents and available-for-sale investment securities approximate fair value due to their short term nature. The carrying amounts of borrowings under the Company’s debt facilities approximate fair value based on the current interest rates for similar borrowing arrangements.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the life of the lease or the useful economic life, whichever is shorter.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses include personnel and personnel related costs, costs associated with clinical trials including amounts paid to clinical research organizations and clinical investigators, product manufacturing costs such as process development and clinical product supply costs, research costs and other consulting and professional services, and allocated facility and related expenses.

Clinical Trials

The Company accrues and expenses costs for clinical trial activities performed by third parties, including clinical research organizations and clinical investigators, based upon estimates of the work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines these estimates through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services pursuant to contracts with numerous clinical trial centers and clinical research organizations and the agreed upon fee to be paid for such services.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations, including the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with APB No. 25, stock-based compensation is calculated using the intrinsic value method and represents the difference between the deemed per share market price of the stock and the per share exercise price of the stock option. The resulting stock-based compensation is deferred and amortized to expense over the grant’s vesting period, which is generally four years. For variable awards, compensation expense is measured each period as the incremental difference between the fair value of the shares and the exercise price of the stock options. Compensation expense relating to variable awards is recorded using a graded vesting model in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payments. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R. Under SFAS No. 123R, stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period) which the Company has elected to amortize on a straight-line basis. Because non-cash stock compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company adopted the provisions of SFAS No. 123R using the prospective transition method. Under the prospective transition method, beginning January 1, 2006, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value in accordance with the provisions of APB No. 25, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of SFAS No. 123R.

At December 31, 2007, the Company had three share-based compensation plans, which are described in Note 8.

The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair-value approach. The equity instruments, consisting of stock options and warrants granted to lenders and consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and are recognized as an expense over the term of the related financing or the period over which services are received.

The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to nonemployees during the years ended December 31, 2007, 2006 and 2005 using the Black-Scholes valuation model:

	Year Ended December 31,
	2007	2006	2005
Dividend yield	0%	0%	0%
Volatility	71 – 77%	77%	77%
Expected life (in years)	6.8 – 9.3	3.6 – 10.0	4.6 – 9.9
Risk-free interest rate	4.0 – 5.1%	4.6 – 5.1%	4.0 – 4.5%

The Company recognized stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Research and development	$893	$644	$(55)
General and administrative	869	3,199	(265)

Total stock-based compensation	$1,762	$3,843	$(320)

Interest Expense

Interest expense is comprised of interest relating to the Company’s notes payable, the amortization of the debt premium which represents the initial fair value of warrants to purchase preferred stock issued in connection with the notes payable (see Note 5), and the amortization of debt issuance costs recorded as “Prepaid expenses and other current assets” and “Other assets” on the balance sheet. Interest expense was $1,219,000, $563,000, and $4,000 for the year ended December 31, 2007, 2006 and 2005, respectively, and $1,926,000 for the period from May 28, 1998 (inception) to December 31, 2007.

Income taxes

The Company utilizes the liability method of accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes and interpreted by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Currently, there is no provision for income taxes as the Company has incurred operating losses to date.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. The Company displays comprehensive loss and its components as part of the statement of stockholders’ equity (deficit). Comprehensive loss consists of net loss and unrealized gains and losses on available-for-sale investments for all periods presented.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period less the weighted average unvested common shares subject to repurchase and without consideration for common stock equivalents. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common share and share equivalents outstanding for the period less the weighted average unvested common shares subject to repurchase. For purposes of this calculation, warrants and options to purchase common stock, as well as preferred stock prior to the IPO, are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

	Year Ended December 31,
	2007	2006	2005
	(in thousands except share and per share data)
Numerator:
Net loss before cumulative effect of change in accounting principle	$(31,956)	$(30,145)	$(13,111)
Cumulative effect of change in accounting principle	—	—	(32)
Accretion of redeemable convertible preferred stock	(4,626)	(11,293)	(8,269)

Loss applicable to common stockholders	$(36,582)	$(41,438)	$(21,412)

Denominator:
Weighted-average common shares outstanding	9,020,726	360,217	305,659
Less: Weighted-average unvested common shares subject to repurchase	(3,099)	(3,617)	(2,183)

Denominator for basic and diluted loss per share applicable to common stockholders	9,017,627	356,600	303,476

Net loss per share applicable to common stockholders–basic and diluted:
Cumulative effect of change in accounting principle	$—	$—	$(0.11)

Basic and diluted loss per share applicable to common stockholders	$(4.06)	$(116.20)	$(70.56)

Historical outstanding dilutive securities not included in diluted loss per share applicable to common stockholders calculation as of December 31, 2007, 2006 and 2005, respectively
Redeemable convertible preferred stock	—	7,825,731	6,527,999
Options to purchase common stock	1,132,876	817,234	654,870
Warrants outstanding	1,151,195	955,855	250,985
Common stock subject to repurchase	2,289	4,575	3,408

	2,286,360	9,603,395	7,437,262

Preferred Stock Warrant Liability

Effective July 1, 2005, the Company adopted the provisions of FASB Staff Position (“FSP”) No. 150-5, Issuer’s Accounting under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable, an interpretation of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Pursuant to FSP No. 150-5, freestanding warrants for shares that are either puttable or warrants for shares that are redeemable are classified as liabilities on the balance sheet at fair value. At the end of each reporting period, changes in fair value during the period are recorded as a component of other income or expense. Prior to July 1, 2005, the Company accounted for warrants for the purchase of preferred stock under EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

During the year ended December 31, 2005, the Company reclassified the fair value of its warrants to purchase shares of its redeemable convertible preferred stock from equity to a liability and recorded a cumulative effect charge of approximately $32,000 for the change in accounting principle. For the year ended December 31, 2005, the Company recorded approximately $58,000 reflected as other income for the decrease in fair value of all preferred stock warrants. For the year ended December 31, 2006, the Company recorded approximately $3,274,000 of other expense for the increase in fair value of all preferred stock warrants. In January and February 2007, the Company issued a total of 13,444,450 shares of Series C2 preferred stock at $0.75 per share upon exercise of warrants resulting in aggregate net cash proceeds of approximately $10,083,000. As a result of this transaction, the Company recognized approximately $59,000 as other income related to the change in fair value of the warrant liability on the date of the transaction and reclassified approximately $6,763,000 from preferred stock warrant liability to preferred stock. In May 2007, with the completion of the Company’s initial public offering at which time the liabilities were reclassified to stockholders’ equity (deficit) when the warrants were converted to common stock warrants, the Company ceased to adjust the liabilities for changes in fair value. The Company performed a final remeasurement to determine the fair value of such financial instruments immediately prior to their conversion. The resulting fair value of $426,000 was reclassified to additional paid-in capital. The Company recorded approximately $360,000 reflected as other income for the decrease in fair value of all preferred stock warrants in for the year ended December 31, 2007.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, delays the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently assessing the impact that SFAS No. 157 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement establishes a fair value option in which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS No. 159 will have on its financial position and results of operations.

In June 2007, the EITF issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities, which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods or services will not be delivered. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus may not be applied to earlier periods and early adoption is not permitted. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position and results of operations.

In December 2007, the EITF issued EITF Issue 07-1, Accounting for Collaborative Arrangements, which applies to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. This issue, among other things, requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of EITF 07-1 on its consolidated financial statements.

3.	Cash and Cash Equivalents and Short Term Investments

The following are summaries of cash, cash equivalents and short term investments (in thousands):

	Cost	Unrealized Gain/(Loss)	Estimated Fair Value
As of December 31, 2007:
Cash and money market funds	$31,478	$—	$31,478
Commercial paper	10,839	47	10,886
Corporate debt securities	5,751	—	5,751
Asset-backed securities	4,732	4	4,736

	$52,800	$51	$52,851

Reported as:
Cash and cash equivalents			$31,478
Short term investments			21,373

			$52,851

As of December 31, 2006:
Cash and money market funds	$11,162	$—	$11,162
Commercial paper	1,492	—	1,492
Asset-backed securities	1,248	—	1,248

	$13,902	$—	$13,902

Reported as:
Cash and cash equivalents			$11,908
Short term investments			1,994

			$13,902

At December 31, 2007 and 2006, the contractual maturities of investments held were less than one year.

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Software	$79	$73
Leasehold improvements	257	720
Office furniture and equipment	270	272
Research equipment	39	39
Computer equipment	374	284

	1,019	1,388
Less: accumulated depreciation and amortization	(566)	(1,229)

Property and equipment, net	$453	$159

Depreciation expense was $89,000, $242,000, $241,000 and $1,365,000 for the years ended December 31, 2007, 2006, 2005 and for the period from May 28, 1998 (inception) to December 31, 2007, respectively.

5.	Notes Payable

In July 2006, the Company entered into a venture loan agreement with two venture finance institutions for an aggregate note payable amount of $10,000,000 of which $5,000,000 was drawn in July 2006 and the remaining $5,000,000 was drawn in September 2006. These notes bear interest at 12.21% and 11.75%, respectively. The loan is collateralized by a first priority security interest in the tangible and intangible assets of the Company, excluding intellectual property. These notes require interest only repayment for the period from initial borrowing to October 2006 and July 2007, respectively. Principal and interest repayment commenced in November 2006 and August 2007, respectively, for 30 months. As of December 31, 2007, outstanding principal under these notes was $7,119,000. A debt premium related to the initial fair value of warrants for 840,000 shares of Series C2 preferred stock issued in connection with the loan agreement of $469,000 was recorded. Upon closing of the Company’s IPO, warrants to purchase 840,000 shares of the Company’s preferred stock became warrants to purchase 56,000 shares of the Company’s common stock. The initial fair value of $469,000 will be amortized to interest expense over the term of the notes. For the years ended December 31, 2007 and 2006, the Company recognized $156,000 and $78,000, respectively, as interest expense. In connection with the notes payable, the Company is restricted from paying cash dividends or distributions on any equity with the exception of dividends payable solely in capital stock.

In May 2002, the Company entered into a term loan facility with a financial institution to finance certain equipment and leasehold improvements. The original borrowing under this note totaled $1,000,000, was repayable over 42 months and bore interest at 6.25%. The loan was repaid in March 2005. In connection with this loan, the Company issued warrants to the financial institution (see Note 9).

Interest expense, including expense associated with the valuation of warrants, recognized in connection with all loans was $1,219,000, $563,000, $4,000 and $1,926,000 for the years ended December 31, 2007, 2006, 2005 and for the period from May 28, 1998 (inception) to December 31, 2007, respectively.

Payments due for notes payable over the next five years and thereafter are as follows (in thousands):

Years Ending December 31,
2008	$4,015
2009	2,913
2010	191

Total payments due in future periods	7,119
Less: amounts representing unamortized debt premium	236

$6,883

6.	Commitments and Contingencies

Operating Leases

The Company leases its office facility and certain office equipment under operating leases. The Company relocated its corporate headquarters in September, 2007 and entered into a sublease agreement for its new facility. The facility, consisting of approximately 26,386 square feet of office space, is in San Mateo, California. The term of the lease commenced on September 14, 2007 and expires on July 31, 2012. The terms of the sublease include base rent of approximately $2.3 million payable over the sublease term, a period of free rent, rent escalation and a tenant improvement allowance of approximately $106,000, which the Company expects to record over the term of the lease. As of December 31, 2007, the Company has recorded $156,000 in deferred rent, a non-current liability. The Company’s obligation under the sublease is secured by a letter of credit in the amount of $240,000, which the full amount is secured by a certificate of deposit that is included in the Company’s balance sheet at December 31, 2007 as restricted cash, a non-current asset.

The Company records rent expense on a straight line basis over the lease term and has recorded approximately $335,000, $210,000, $235,000 and $2,254,000 for the years ended December 31, 2007, 2006, 2005 and the period from May 28, 1998 (inception) to December 31, 2007, respectively for its operating and equipment leases.

Future minimum payments under all noncancelable operating lease obligations are as follows as of December 31, 2007 (in thousands):

Year Ended December 31,
2008	$342
2009	453
2010	566
2011	612
2012	369

Total minimum lease payments	$2,342

2006 Acquisition Bonus Plan

In November 2006, and as amended in March 2007, the board of directors approved the 2006 Acquisition Bonus Plan which provides for bonus payments to certain members of management in the event of a change of control. The applicable provisions of the plan provide that an aggregate 1% of the value of a merger transaction will be paid to certain members of management.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and generally provide for various indemnifications including indemnification from claims resulting from clinical trial activities and intellectual property matters. The Company’s liability under these agreements is unknown because it involves the potential for future claims that may be made against the Company, but have not yet been made. To date, the Company has not received any claims under its various indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company may terminate the indemnification agreements with its officers and directors upon 90 days’ written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2007.

7.	License Agreement

In October 2000 and as amended, the Company licensed certain patents from the University of California for high dose capsaicin for neuropathic pain. Under the terms of the agreement, the Company will be required to pay royalties on net sales of the licensed product up to a maximum of $1,000,000 per annum as well as a percentage of upfront and milestone payments resulting from sublicense of the Company’s rights under the agreement. Through December 31, 2007, no amounts have been paid under the license agreement.

8.	Stockholders’ Equity (Deficit)

Common Stock

The Company completed its IPO and sold 4,000,000 shares of common stock at $11.00 per share on May 7, 2007. Gross proceeds from the offering totaled $44,000,000. The net offering proceeds to the Company, after deducting expenses of approximately $5,914,000, totaled $38,085,000. Upon closing of the IPO, all of the outstanding shares of the Company’s redeemable convertible preferred stock converted to 8,722,013 shares of the Company’s common stock.

On December 28, 2007, the Company completed the first closing of a private placement in which the Company sold 3,638,741 shares of common stock at $6.18 per share and warrants at $0.125 per share to purchase 1,091,622 shares of its common stock. The stock and warrants were offered solely to accredited investors. On January 3, 2008, the Company completed the second closing of the private placement in which the Company issued 382,170 shares of common stock at $6.18 per share and warrants at $0.125 per share to purchase 114,651 of its common stock. The warrants from both closings have a term of five years, contain a net-exercise provision, and have an exercise price of $8.034 per share. The fair value of the warrants issued was estimated to approximate $3,411,000 and was allocated from the proceeds of the financing. The net proceeds to the Company from both closings, after deducting estimated expenses of approximately $1,200,000, totaled $23,800,000.

In conjunction with the private placement, the Company granted the investors certain registration rights with respect to the resale of the shares of common stock and warrants. The Company must file with the SEC a registration statement within five days after it first becomes eligible to file a resale Registration Statement on Form S-3, or similar form, and such registration statement must be declared effective within 35 days of becoming eligible, with certain exceptions. If the Company does not file and receive effectiveness of the S-3 filing, the Company would be required to pay a penalty of 1% of aggregate amount invested to each investor, for each month that either a registration statement is not filed or the registration statement is not declared effective. The

Company believes that any future payments related to this registration statement are remote and therefore has not recorded any liability associated with the penalty.

In connection with the Series C2 preferred stock financing and the exercise of warrants associated with the Series C2 preferred stock offering, the Company committed to issue to a consultant a total of 33,333 shares of common stock from November 2005 through February 2007. These shares were issued in June 2007 and the aggregate value of approximately $291,000 was recorded in additional paid-in capital.

2000 Stock Incentive Plan

The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) provides for the grant of incentive and nonstatutory stock options by the board of directors to employees, officers, directors, and consultants of the Company. Incentive stock options may be granted with exercise prices not less than estimated fair value, and nonstatutory stock options may be granted with an exercise price of not less than 85% of the estimated fair value of the common stock on the date of grant, as determined by the board of directors. Options granted under the 2000 Plan expire no later than 10 years from the date of grant. Options granted and shares underlying stock purchase rights issued under the 2000 Plan vest over periods determined by the board of directors, generally over four to six years. Unvested shares of common stock purchased under stock purchase rights are subject to a repurchase option by the Company upon termination of the purchaser’s employment or services. The repurchase right lapses over a period of time as determined by the board of directors. At December 31, 2007 there were no stock purchase rights subject to a repurchase right by the Company. The vesting of certain options accelerate upon the achievement of specified milestones. The 2000 Plan terminates automatically 10 years after its adoption by the board of directors.

The 2000 Plan allows for the early exercise of options prior to vesting. In accordance with EITF No. 00-23, stock options granted or modified after March 21, 2002 that are subsequently exercised for cash prior to vesting are not deemed to be issued until those shares vest. Since March 21, 2002, the Company has issued an aggregate of 11,945 shares of common stock pursuant to the early exercise of stock options. As of December 31, 2007, there were 2,289 early exercised shares issued subject to the Company’s right to repurchase at the original issuance price. The amounts received in exchange for these shares have been recorded as a liability for early exercise of stock options in the accompanying balance sheets and will be reclassified into equity as the shares vest.

2007 Stock Plan

The Company’s 2007 Stock Plan provides for the grant of incentive stock options by the board of directors to employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to its employees, directors and consultants. The board of directors has the authority to determine the terms of the awards, including exercise price, the number of shares subject to each such award, the exercisability of the awards and consideration payable upon exercise. Incentive stock options may be granted with exercise prices at least equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option granted under this plan may not exceed ten years, except that with respect to any participant who owns 10% of the voting power of all classes of the Company’s outstanding stock as of the grant date, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the date of grant.

Upon adoption of the plan, the Company reserved 1,333,333 shares of its common stock for issuance under the 2007 Stock Plan. Any shares returned to the 2000 Stock Incentive Plan as a result of termination of options or the repurchase of shares issued under the 2000 Stock Incentive Plan are added to the 2007 Stock Plan. In addition, the 2007 Stock Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the least of:

•	5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year;

•	1,333,333 shares; or

•	such other amount as the Company’s board of directors may determine.

The Company’s 2007 Stock Plan also provides for the automatic grant of non-statutory options to the Company’s non-employee directors. Each non-employee director that is newly appointed to the board of directors after the Company’s IPO will receive an initial option to purchase 13,333 shares upon such appointment. Additionally, non-employee directors who have been directors for at least twelve months will receive a subsequent option to purchase 5,000 shares immediately following each annual meeting of the Company’s stockholders. On June 5, 2007, each non-employee director of the Company’s board was granted an option to purchase 5,000 shares. On September 7, 2007 a non-employee director was granted an option to purchase 13,333 shares upon his appointment to the board and on October 2, 2007, two other non-employee directors were granted options to purchase 8,000 and 4,000 shares, respectively.

2007 Employee Stock Purchase Plan

Under the Company’s 2007 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees can participate and purchase common stock semi-annually through accumulated payroll deductions. The compensation committee of the Company’s board of directors administers the Purchase Plan. Under the Purchase Plan eligible employees may purchase stock at 85% of the lower of the fair market value of a share of Common Stock on the offering date or the exercise date. The Purchase Plan provides for consecutive, overlapping twelve-month offering periods generally starting on the first trading day on or after May 15 and November 15 of each year. There are two 6-month purchase periods in each offering period. Eligible employees may contribute 15% of their eligible compensation which includes a participant’s straight time gross earnings, commissions, overtime and shift premium, exclusive of payments for incentive compensation, bonuses and other compensation. A participant may purchase a maximum of 1,333 shares of common stock during a six-month purchase period. If the fair market value of the Company’s common stock at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the then current offering period following the purchase of shares on the purchase date and automatically will be re-enrolled in a new offering period.

The Purchase Plan was effective upon the completion of the Company’s IPO, at which time a total of 333,333 shares of the Company’s common stock were made available for sale. Annual increases in the number of shares available for issuance will be made on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year. The annual increases will be equal to the lesser of: (a) 2% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; (b) 533,333 shares; or (c) such other amount as may be determined by the board of directors. At December 31, 2007, 15,367 shares have been issued and 317,966 shares were reserved for future issuance under the Purchase Plan.

The Company accounts for the Purchase Plan as a compensatory plan and recorded compensation expense of approximately $74,000 in the twelve months ended December 31, 2007 in accordance with SFAS 123(R) and FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.” The estimated fair value of shares granted under the Purchase Plan was determined at the date of grant using the Black-Scholes pricing model with the following assumptions:

Twelve Months Ended December 31, 2007
Expected dividend yield	0%
Expected volatility	44 – 68%
Expected life (in years)	0.5 to 1.0
Risk-free interest rate	3.6 – 5.0%

The following table summarizes stock option activity under both the 2000 Stock Incentive and 2007 Stock plans:

	Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
Balance at inception (May 28, 1998)	—	—	—
Shares authorized	109,333	—	—
Options granted	(38,661)	38,661	$0.90
Options canceled	333	(333)	$0.90

Balance at December 31, 2000	71,005	38,328	$0.90
Options granted	(32,770)	32,770	$0.90
Options canceled	4,998	(4,998)	$0.90

Balance at December 31, 2001	43,233	66,100	$0.90
Shares authorized	80,000	—	—
Options granted	(115,392)	115,392	$1.20
Options exercised	—	(4,162)	$1.00
Options canceled	12,118	(12,118)	$1.05

Balance at December 31, 2002	19,959	165,212	$1.10
Shares authorized	133,334	—	—
Options granted	(114,930)	114,930	$1.35
Options exercised	—	(3,249)	$1.20
Options canceled	2,199	(2,199)	$1.20

Balance at December 31, 2003	40,562	274,694	$1.20
Shares authorized	433,333	—	—
Options granted	(378,812)	378,812	$2.85
Options exercised	—	(5,083)	$1.06
Options canceled	105,046	(105,046)	$2.70

Balance at December 31, 2004	200,129	543,377	$2.06
Shares authorized	158,333	—	—
Options granted	(214,820)	214,820	$2.25
Options exercised	—	(18,599)	$1.28
Options canceled	84,728	(84,728)	$2.33

Balance at December 31, 2005	228,370	654,870	$2.11
Shares authorized	166,667	—	—
Options granted	(285,186)	285,186	$3.82
Options exercised	—	(67,244)	$1.45
Options canceled	55,578	(55,578)	$2.65

Balance at December 31, 2006	165,429	817,234	$2.72
Shares authorized	1,333,333	—	—
Options granted	(526,407)	526,407	$9.06
Options exercised	—	(161,193)	$1.73
Options canceled	47,283	(47,283)	$5.83

Balance at December 31, 2007	1,019,638	1,135,165	$5.69

Details of the Company’s stock options by exercise price at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
$ 0.90 – $ 2.55	163,343	$1.90	6.87	110,197	$1.86	6.71
$ 2.70 – $ 4.20	458,830	$3.36	7.46	224,162	$3.39	7.50
$ 6.00 – $ 8.20	98,500	$6.94	9.49	4,113	$6.16	6.68
$ 8.58 – $ 8.63	305,333	$8.63	9.75	7,459	$8.63	9.75
$11.25 – $15.00	109,159	$11.83	9.04	42,251	$11.27	9.01

	1,135,165	$5.69	8.32	388,182	$3.94	7.47

The weighted-average grant date fair value of the options granted during the years ended December 31, 2007 and 2006 were $6.96 and $5.02 and per share, respectively. The weighted-average fair value and exercise price of options granted during the year ended December 31, 2007 are as follows:

Weighted-average fair value:
Options granted below re-assessed fair value	$12.13
Options granted equal to re-assessed fair value	$5.44
Weighted-average exercise price:
Options granted below re-assessed fair value	$11.81
Options granted equal to re-assessed fair value	$8.23

As of December 31, 2007, the total compensation cost related to stock-based awards granted under SFAS No. 123R to employees and directors but not yet amortized was approximately $3.0 million, net of estimated forfeitures. These costs, adjusted for changes in estimated forfeiture rates from time to time, will be amortized over the next four years.

Adoption of SFAS No. 123R

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment. SFAS No. 123R establishes accounting for stock-based awards made to employees and directors. Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. Total stock-based compensation accounted for under SFAS No. 123R of $1,462,000 and $315,000 was recorded during the years ended December 31, 2007 and 2006, respectively.

The fair value for the Company’s employee stock options was estimated at the date of grant using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2007	2006
Expected volatility	72%	77%
Expected term (years)	6.0	6.0
Risk-free interest rate	4.2%	4.7%
Dividend yield	0%	0%

The Company’s computation of expected volatility for the years ended December 31, 2007 and 2006 is based on an average of the historical volatility of a peer-group of similar companies. The Company’s computation of expected term in the years ended December 31, 2007 and 2006, respectively, utilizes the simplified method in accordance with SAB No. 107. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards. Stock compensation expense relating to stock options with acceleration of vesting dependent upon the achievement of milestones is recognized based upon the Company’s evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement.

As of December 31, 2007, the weighted-average remaining contractual term for outstanding stock options and for exercisable stock options was 8.3 years and 7.5 years, respectively, and the intrinsic value of these options was $2,114,000 and $1,163,000, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s stock price of $6.36 per share as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the year ended December 31, 2007 was $157,000. During the year ended December 31, 2007, the Company granted 524,407 stock options to employees and directors, with an estimated total grant-date fair value of $6.96 per share.

As of December 31, 2006, the weighted-average remaining contractual term for outstanding stock options and for exercisable stock options was 7.9 years and 7.7 years, respectively, and the intrinsic value of these options was $11,039,000 and $6,388,000, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s re-assessed stock price of $16.20 per share as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the year ended December 31, 2006 was $42,000. During the year ended December 31, 2006, the Company granted 281,856 stock options with an estimated total grant-date fair value of $5.02 per share.

Cash received from option exercises and repayment of notes receivable by stockholders under all share-based payment arrangements including repayments on notes receivable from stockholders for the years ended December 31, 2007 and 2006 was $65,000 and $116,000, respectively. Because of the Company’s net operating losses, the Company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the years ended December 31, 2007 and 2006.

Stock Options Granted to Nonemployees

For the years ended December 31, 2007 and 2006, the Company issued options to non-employees, in conjunction with various consulting agreements to purchase 2,000 and 13,476 shares of common stock, respectively, at exercise prices of $1.95 to $11.25 per share. The options generally vest over a period of up to four years. Compensation expense related to the fair value of these options totaled $21,000, $67,000, $18,000 and $131,000 for the years ended December 31, 2007, 2006, 2005 and for the period from May 28, 1998 (inception) to December 31, 2007, respectively.

Warrants to Purchase Common Stock

In May 2007, the Company completed its IPO as a result of which all of the existing shares of the Company’s preferred stock were converted to common stock. At the time of the completion of the IPO, the Company had outstanding warrants to purchase 33,600 shares of its Series A preferred stock, 20,000 shares of its Series B preferred stock, and 840,000 shares of its Series C2 preferred stock. Upon closing of the Company’s IPO, warrants to purchase 893,600 shares of the Company’s preferred stock became warrants to purchase 59,573 shares of the Company’s common stock. Of these warrants to purchase 59,573 shares of the Company’s stock, warrants to purchase 56,000 shares of the Company’s common stock automatically exercise in the event of an acquisition of the Company. The Company performed a final remeasurement to determine the fair value of such financial instruments immediately prior to the conversion. The resulting fair value of $426,000 was reclassified to additional paid-in capital.

In connection with the private placement of common stock in December 2007 and January 2008, the Company issued the investors warrants to purchase 1,206,273 share of common stock at $8.034 per share. The warrants became exercisable immediately upon issuance and expire five years from issuance. The fair value of the warrants to purchase 1,091,622 shares of common stock issued in conjunction with the first closing of the private placement in December 2007 was approximately $3,411,000 and was determined using the Black-Scholes method with the following assumptions: expected volatility of 67%, a dividend yield of 0%, a risk-free interest rate of 3.52%, and an expected life of five years. The fair value of the warrants to purchase 114,651 shares of common stock issued in conjunction with the second closing of the private placement in January 2008 was approximately $420,000 and was determined using the Black-Scholes method with the following assumptions: expected volatility of 67%, a dividend yield of 0%, a risk-free interest rate of 3.26%, and an expected life of five years. The fair value of the warrants issued was allocated from the proceeds of the financing.

Shares Reserved for Future Issuances

The Company had reserved shares of common stock for future issuances as follows:

	December 31,
	2007	2006
Redeemable convertible preferred stock	—	7,825,731
Warrants outstanding	1,151,195	955,855
2000 Stock Incentive Plan:
Shares available for grant	—	165,429
Options outstanding	735,665	817,234
2007 Stock Plan:
Shares available for grant	1,019,638	—
Options outstanding	399,500	—
2007 Employee Stock Purchase Plan:
Shares available for grant	317,966	—
Common stock issuable upon repayment of notes receivable from stockholders	—	140,000

	3,623,964	9,904,249

Deferred Stock Based Compensation

The Company’s board of directors, with the assistance of management and independent consultants, performed contemporaneous fair value analyses for the then-current valuation of its common stock as of December 2005 and November 2006. For grants made on dates for which there was no contemporaneous valuation to utilize in setting the exercise price of our common stock, and given the absence of an active market for its common stock, the Company’s board of directors determined the fair value of its common stock on the date of grant based on several factors, including:

•	important developments in the Company’s operations, most significantly related to the clinical development of the Company’s lead product candidate, NGX-4010;

•	equity market conditions affecting comparable public companies;

•	the likelihood of achieving a liquidity event for the shares of common stock, such as an initial public offering or an acquisition of us, given prevailing market conditions;

•	the prices at which the Company issued preferred stock in February 2004 and November 2005 and the rights and privileges associated with those preferred stock issuances; and

•	the grants involved illiquid securities in a private company.

As a result of the reassessed fair value of options granted, the Company recorded deferred stock-based compensation relative to these options of approximately $67,000 during the year ended December 31, 2005, which is being amortized over the vesting period of the applicable options on a straight-line basis. During the years ended December 31, 2007, 2006, and 2005 the Company amortized $9,000, $12,000 and $6,000, respectively of deferred stock-based compensation, respectively, leaving approximately $15,000 (net of cancellations relating to employee terminations of $25,000) to be amortized in future periods as follows: $9,000 and $6,000 in 2008 and 2009, respectively.

Restricted Stock Purchases

In 2000, prior to its adoption of the 2000 Plan, the Company issued 400,000 shares of its common stock to founders and employees of the Company under restricted stock purchase agreements of which 196,000 shares were for cash and 204,000 shares were in exchange for promissory notes. Under the terms of the restricted stock purchase agreements, shares purchased generally vested over a three-year period. Upon termination of employment or services, unvested shares were subject to repurchase by the Company at the original issuance price. As of December 31, 2007, all shares had vested and are no longer subject to repurchase. The promissory notes bore interest at a rate of 6.1% and were repayable in four equal installments at the end of each year after the date of notes or within 30 days following termination of employment. The amount payable to the Company relating to these notes was $126,000 at December 31, 2006. Due to the extension of the repayment of these notes as authorized by the Company’s Board of Directors, in accordance with EITF No. 00-23, Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, these notes were treated as non-recourse in nature and were subject to variable accounting. The shares of common stock relating to the note receivables amounts outstanding are not deemed to be issued until the promissory note is repaid and therefore are excluded from the shares of common stock outstanding at each balance sheet date and the loss per share computation for each respective period. These total 140,000 shares as of December 31, 2005 and 2006. Stock compensation expense relating to variable accounting for these promissory notes was $1,617,000, $(189,000) and $2,217,000 for the years ended December 31, 2006 and 2005 and for the period from May 28, 1998 (inception) to December 31, 2007, respectively. There was no compensation expense recorded in the year ended December 31, 2007 relating to variable accounting for these promissory notes. In January 2007, the Company’s board of directors forgave notes receivable of $175,000, including accrued interest, from current and certain former officers of the Company and as a result, no future stock compensation expense relating to variable accounting for these promissory notes will be recorded.

Notes Receivable from Stockholders

In April 2002, February 2003, April 2003 and March 2004 96,662, 2,000, 83,333 and 6,666 shares of common stock, respectively, were issued to employees of the Company upon exercise of stock options in exchange for non-recourse promissory notes. These notes bear interest at a rate of 6.0%–6.1% compounded semi-annually, are repayable in five equal installments at the end of each year after the date of notes or within 30 days following termination of employment. The underlying shares generally vest over a four-year period. Unvested shares, which amount to 278 and 7,152 shares at December 31, 2007 and 2006, are subject to repurchase by the Company at the original issue price. As the interest rate on each note is not deemed to represent a market rate at the time the option shares vest, in accordance with EITF No. 00-23, each award is subject to variable accounting until the award is vested or forfeited. The shares of common stock relating to the note receivables amounts outstanding are not deemed to be issued until the promissory note is repaid and therefore are excluded from the shares of common stock outstanding at each balance sheet date and the earnings per share computation for each respective period. Shares excluded total 130,884 as of December 31, 2006. No shares were excluded as of December 31, 2007 as a result of the forgiveness of these promissory notes by the Company’s board of directors.

As a result of the forgiveness of these promissory notes, the Company recorded $204,000 in compensation cost in the twelve months ended December 31, 2007. Shares of common stock issued upon payment of note receivable was 43,331 shares during the year ended 2006. Stock compensation expense relating to variable accounting for these promissory notes, which excludes the compensation cost in association with the forgiveness of such notes, was $6,000, $1,587,000, $(147,000) and $2,231,000 for the years ended December 31, 2007, 2006 and 2005 and the period from May 28, 1998 (inception) to December 31, 2007, respectively.

Rescission of Stock Option Exercises

During 2004, the Company allowed the rescission of two stock option exercises by an executive and a director for a total of 23,333 shares of common stock. In accordance with EITF No. 00-23 and EITF Topic D-93, the rescissions of the exercises were treated as though each award was regranted on the respective dates of the rescissions and thus the awards were subject to variable accounting. Additional stock compensation associated with the rescission based on EITF Topic D-93 was not material. Stock compensation expense relating to variable accounting for these options was $(139,000), $245,000, $(6,000) and $166,000 for the years ended December 31, 2007, 2006 and 2005, and the period from May 28, 1998 (inception) to December 31, 2007, respectively.

9.	Redeemable Convertible Preferred Stock

As of December 31, 2006, the authorized, issued and outstanding shares of redeemable convertible preferred stock (“preferred stock”) were as follows (in thousands):

	Redeemable Convertible Preferred Stock
	Series A	Series A-1	Series B	Series B-1	Series C	Series C-1	Series C2	Series C3	Total
As of December 31, 2006	$13,946	$—	$36,882	$—	$47,048	$—	$18,288	$—	$116,164
Shares authorized	12,034	12,034	31,200	31,200	55,000	55,000	48,000	48,000	292,468
Shares issued and outstanding	12,000	—	30,480	—	48,017	—	26,889	—	117,386
Aggregate liquidation preference	$7,500	—	$22,860	—	$36,013	—	$20,167	—	$86,540

All shares of redeemable convertible preferred stock were converted into 8,722,013 shares of common stock upon the completion of the Company’s IPO on May 7, 2007.

In connection with the Company’s Series C2 preferred stock financing, warrants to purchase 13,444,450 shares of Series C2 preferred stock at a purchase price of $0.75 per share were issued to investors. The initial fair value of these warrants of $3,070,000 was recognized as a liability and allocated from the proceeds of the preferred stock financing thus reducing the carrying value of the preferred stock. See Note 10 for further detail.

The carrying value of the Company’s Series A, Series B, Series C, and Series C2 preferred stock is increased by periodic accretion, using the effective interest method, so that the carrying amount will equal the redemption value at the redemption date. Upon completion of the Company’s IPO in May 2007, all of the existing shares of the Company’s preferred stock were converted to common stock and therefore all periodic accretion ceased immediately prior to the IPO. The Company recorded $4,626,000, $11,293,000, $8,269,000 and $38,872,000 relating to accretion for the years ended December 31, 2007, 2006, 2005 and for the period from May 28, 1998 (inception) to December 31, 2007, respectively.

In November 2005, February 2006, May 2006 and August 2006, the Company issued a total of 26,888,900 shares of Series C2 preferred stock at $0.75 per share resulting in net cash proceeds of approximately $20,030,000.

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

10.	Preferred Stock Warrant Liability

Warrants to purchase preferred stock were valued using the Black-Scholes valuation method upon issuance of the warrants. At December 31, 2006, the fair value of the warrants were remeasured based upon the then-current reassessed fair value of the Company’s common stock. At December 31, 2006, the Company had outstanding warrants to purchase an aggregate of 14,338,050 shares of Series A, Series B and Series C2 preferred stock at exercise prices ranging from $0.625 to $0.75 per preferred share. The fair value of these warrants totaled $7,549,000 at December 31, 2006. In January and February 2007, the Company issued a total of 13,444,450 shares of Series C2 preferred stock at $0.75 per share upon exercise of warrants resulting in aggregate net cash proceeds of approximately $10,083,000. As a result of this transaction, the Company recognized approximately $59,000 as other income related to the change in fair value of the warrant liability on the date of the transaction and reclassified approximately $6,763,000 from preferred stock warrant liability to preferred stock.

In May 2007, the Company completed its IPO as a result of which all of the existing shares of the Company’s preferred stock were converted to common stock. At the time of the completion of the IPO, the Company had outstanding warrants to purchase 33,600 shares of its Series A preferred stock, 20,000 shares of its Series B preferred stock, and 840,000 shares of its Series C2 preferred stock. Upon closing of the Company’s IPO, warrants to purchase 893,600 shares of the Company’s preferred stock were converted into warrants to purchase 59,573 shares of the Company’s common stock, of which at December 31, 2007, warrants to purchase 56,000 shares of the Company’s common stock automatically exercise in the event of an acquisition of the Company. The Company performed a final remeasurement to determine the fair value of such financial instruments prior to the conversion. The resulting fair value of $426,000 was reclassified to additional paid-in capital.

For the twelve months ended December 31, 2007, the Company recorded approximately $360,000, reflected as other income for the decrease in fair value of all preferred stock warrants. For the twelve months ended December 31, 2006, the Company recorded approximately $3,274,000, reflected as other expense for the increase in fair value of all preferred stock warrants. For the twelve months ended December 31, 2005, the Company recorded approximately $58,000 reflected as other income for the decrease in fair value of all preferred stock warrants.

The Company values its warrants using the Black-Scholes valuation method. The assumptions used in valuing these warrants are presented in the tables below. There were no warrants that were subject to fair value remeasurement after of all the warrants to purchase preferred stock converted to warrants to purchase common stock as a result of the Company’s IPO, therefore assumptions used in valuing these warrants are presented only for the periods in which there were periodic remeasurements:

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005
Expected dividend yield	—	—
Expected volatility	54 – 77%	54 – 77%
Expected life	1.8 –7.0	1.2 – 8.6
Risk-free interest rate	4.6 – 5.2%	4.2 – 4.4%

Period from January 1, 2007 to May 7, 2007
Expected dividend yield	0%
Expected volatility	59 – 74%
Expected life	1.6 – 6.8
Risk-free interest rate	4.6 – 4.9%

11.	Income Taxes

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 35% to net income tax benefit included in the statement of operations for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Tax at federal statutory rate	$(11,185)	$(10,551)	$(4,589)
Meals & entertainment	8	12	6
Stock compensation charge	477	851	(320)
Amortization of warrant cost associated with debt issuances	54	27	—
Warrant revaluation expenses/(gain)	(126)	1,149	—
Change in valuation allowance	(10,772)	(8,512)	(4,903)

Total	$—	$—	$—

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
Accrued expenses	$1,393	$279
Net operating loss carryforward	35,001	21,730
Capitalized research	10,504	12,357
Research and development and other credits	4,372	4,287
Basis difference in fixed assets	139	383
Stock options	797	801

Total deferred tax assets	52,206	39,837
Valuation allowance	(52,206)	(39,837)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation. The valuation allowance increased by $12,369,000, $11,079,000 and $7,395,000 during 2007, 2006 and 2005, respectively.

As of December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $85,973,000 which will begin to expire in the year 2020 and federal research and development tax credits of approximately $3,860,000 which will begin to expire in the year 2020.

As of December 31, 2007, the Company had net operating loss carryforwards for state income tax purposes of approximately $85,461,000 which will begin to expire in the year 2010 and state research and development tax credits of approximately $4,054,000 which have no expiration date.

Utilization of the net operating losses may be subject to substantial annual limitation due to federal and state ownership limitations. The annual limitation could result in the expiration of the net operating losses before utilization.

In June 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transaction. The Company adopted FIN No. 48 effective January 1, 2007. In accordance with FIN No. 48, paragraph 19, the Company has decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN No. 48, the Company recorded $2,087,000 in unrecognized tax benefits as a reduction to deferred tax assets, all of which is currently offset by a full valuation allowance that had no effect on the beginning balance of accumulated deficit.

The Company had unrecognized tax benefits of $2,087,000 and $2,832,000 as of January 1, 2007 and December 31, 2007, respectively, all of which is offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. There was no interest or penalties accrued at the adoption date and at December 31, 2007.

The Company files income tax returns in the U.S. federal and California state tax jurisdictions. The tax years 2002 to 2007 remain open to examination by the U.S. and California state tax authorities.

A reconciliation of the change in the unrecognized tax benefit balance from January 1, 2007 to December 31, 2007 is as follows:

(In thousands)	Federal and State Tax
Balance as of January 1, 2007	$2,087
Additions for tax positions related to current year	745
Additions for tax positions related to prior years	—

Balance at December 31, 2007	2,832
Less: Unrecognized tax benefits attributable to temporary items included above	—

Total unrecognized tax benefits as of December 31, 2007	$2,832

12.	Unaudited Quarterly Information

Certain unaudited quarterly financial information for the years ended December 31, 2007 and 2006 is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2007
Net Loss	$(7,919)	$(6,957)	$(9,191)	$(7,889)
Loss attributable to common stockholders	$(11,356)	$(8,145)	$(9,191)	$(7,889)
Loss per share attributable to common stockholders	$(17.25)	$(0.99)	$(0.68)	$(0.58)

2006
Net Loss	$(5,558)	$(6,099)	$(5,647)	$(12,841)
Loss attributable to common stockholders	$(7,939)	$(8,705)	$(8,699)	$(16,095)
Loss per share attributable to common stockholders	$(24.42)	$(25.48)	$(23.20)	$(41.85)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, subject to the limitations described below, that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission, or SEC, rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

(b)	Internal control over financial reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

We believe that there has been a change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The change relates to the remediation of material weaknesses identified in the fiscal 2006 financial statement audit.

Material Weaknesses Identified in Prior Year

In connection with our fiscal 2006 financial statement audit, our independent registered public accounting firm informed us that they had identified two material weaknesses in our internal controls as defined by the American Institute of Certified Public Accountants. A material weakness is a reportable condition in which internal controls do not reduce to a low level the risk that misstatements caused by error or fraud in amounts that are material to our audited financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. The material weaknesses reported related to having insufficient personnel resources with sufficient technical accounting expertise within our accounting function.

Remediation of Prior Year Material Weaknesses

Subsequent to the completion of our IPO we have undertaken certain actions including increasing the staffing in the accounting function and adding technical expertise in financial and SEC accounting and reporting as well as improving certain of our internal controls and processes surrounding key financial accounting areas including controls in the preparation and review of the financial statements and footnotes. We believe that these actions in addition to the formal establishment of entity-level controls constitute a remediation of the material weakness and as such a change in our internal controls.

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

Item 9B.	Other Information

In February 2008, we paid bonuses to our executive officers for corporate and individual performance in 2007. The disclosures pertaining to these bonuses are incorporated by reference into this Item 9B from, and are further described in, our definitive proxy statement referred to in Item 10, below, where they appear under the heading “Executive Compensation and other Matters.”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item, other than as set forth below, is incorporated by reference from our Proxy Statement for our 2008 Annual Meeting of Stockholders where it appears under the headings “Directors and Executive Officers.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all forms that they file pursuant to Section 16(a). During 2007, entities affiliated with Montreux Equity Partners filed Forms 3 on May 2, 2007 and entities affiliated with Walden International filed Forms 3 on June 7, 2007 in connection with the May 1, 2007 effectiveness of our initial public offering Registration Statement on Form S-1. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that, with the above noted exceptions, during fiscal 2007, our executive officers, directors and ten-percent stockholders complied with all other applicable filing requirements.

Code of Ethics

We have adopted a Code of Ethics that applies to all directors, officers and employees of the Company. We publicize the Code of Ethics through posting the policy on our website, http://www.neurogesx.com. We will disclose on our website any waivers of, or amendments to, our Code of Ethics.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Executive Compensation and other Matters.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Security Ownership of Certain Beneficial Owners and Management.”

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by stockholders	1,135,165	$5.69	1,337,604
Equity compensation plans not approved by stockholders	1,151,195	$8.20	—

Total	2,286,360	$6.95	1,337,604

(1)

The number of authorized shares under the 2007 Stock Plan automatically increases on January 1 of each year by a number of shares equal to the lesser of (i) 1,333,333 shares, (ii) 5.0% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board of Directors. The number of authorized shares under the 2007 Employee Stock Purchase Plan automatically increases on January 1 of each year by a number of shares equal to the lesser of (i) 533,333 shares, (ii) 2.0% of the outstanding shares on such date, or (iii) an amount determined by the Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Certain Business Relationships and Related Party Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements (included in Part II of this report):

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets

•	Statements of Operations

•	Statements of Stockholders’ Equity (Deficit)

•	Statements of Cash Flows

•	Notes to Financial Statements

(2)	Financial Statement Schedules:

None—All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3)	Exhibits:

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11(2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12(2)	Form of Warrant to Purchase Common Stock.

Exhibit Number	Exhibit Title
10.1(1)	2007 Stock Plan.

10.2(1)	2007 Employee Stock Purchase Plan.

10.3(1)	Form of Indemnification Agreement entered into between NeurogesX, Inc. and each of its directors and officers.

10.4(1)	Lease Agreement between NeurogesX, Inc. and Three Sisters Ranch Enterprises LLC, dated as of August 11, 2000.

10.5(1)	First Amendment to Lease Agreement between NeurogesX, Inc. and Three Sisters Ranch Enterprises LLC, dated as of December 10, 2001.

10.6(1)	Second Amendment to Lease Agreement between NeurogesX, Inc. and Three Sisters Ranch Enterprises LLC, dated as of March 3, 2005.

10.7(1)	Third Amendment to Lease Agreement between NeurogesX, Inc. and Black Mountain Holdings, LLC (f/k/a) Three Sisters Ranch Enterprises LLC, dated as of November 15, 2006.

10.8(1)	Exclusive License Agreement between NeurogesX, Inc. and The Regents of the University of California, dated as of November 1, 2000.

10.9(1)	Amendment Number One to Exclusive License Agreement between NeurogesX, Inc. and The Regents of the University of California, dated as of November 1, 2001.

10.10(1)	Amendment Number Two to Exclusive License Agreement between NeurogesX, Inc. and The Regents of the University of California, dated as of December 2, 2003.

10.11(1)	Amendment Number Three to Exclusive License Agreement between NeurogesX, Inc. and The Regents of the University of California, dated as of July 29, 2004.

10.12(1)†	Clinical Supply, Development and License Agreement between NeurogesX, Inc. and LTS Lohmann Therapie-Systeme AG, dated as of January 15, 2004.

10.13(1)	Executive Employment Agreement by and between NeurogesX, Inc. and Anthony DiTonno, dated as of July 15, 2004.

10.14(1)	Executive Employment Agreement by and between NeurogesX, Inc. and Stephen Ghiglieri, dated as of July 15, 2004.

10.15(1)	Executive Employment Agreement by and between NeurogesX, Inc. and Karen Harder, dated as of July 15, 2004.

10.16(1)	Executive Employment Agreement by and between NeurogesX, Inc. and Keith Bley, dated as of July 15, 2004.

10.17(1)	Executive Employment Agreement by and between NeurogesX, Inc. and Michael Markels, dated as of June 2, 2006.

10.18(1)	Executive Employment Agreement by and between NeurogesX, Inc. and Jeffrey Tobias, dated as of November 30, 2005.

10.19(1)	Severance Agreement and Release by and between NeurogesX, Inc. and Wendye Robbins, dated as of February 12, 2004.

10.20(3)	Sublease between NeurogesX, Inc. and Oracle USA, Inc., dated September 6, 2007.

10.21(3)	Executive Employment Agreement by and between NeurogesX, Inc. and Susan Rinne, dated September 24, 2007.

Exhibit Number	Exhibit Title
10.22	Executive Employment Agreement by and between NeurogesX, Inc. and Russell Kawahata, dated September 24, 2007.

10.23(2)	Securities Purchase Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

21.1(1)	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney ( see page 96).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2007.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(b)	Exhibits

The exhibits listed under Item 14(a)(3) hereof are filed as part of this Form 10-K other than Exhibit 32.1 which shall be deemed furnished.

(c)	Financial Statement Schedules

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROGESX, INC.

By:	/s/ ANTHONY A. DITONNO
Anthony A. DiTonno President, Chief Executive Officer and Director

Dated: March 26, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony A. DiTonno and Stephen F. Ghiglieri, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY A. DITONNO Anthony A. DiTonno	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2008

/s/ STEPHEN F. GHIGLIERI Stephen F. Ghiglieri	Chief Financial Officer (Principal Financial and Accounting Executive)	March 26, 2008

/s/ JEAN-JACQUES BIENAIMÉ Jean-Jacques Bienaimé	Chairman of the Board of Directors	March 26, 2008

/s/ NEIL M. KURTZ Neil M. Kurtz	Director	March 26, 2008

/s/ ALIX MARDUEL Alix Marduel	Director	March 26, 2008

/s/ ROBERT T. NELSEN Robert T. Nelsen	Director	March 26, 2008

/s/ BRUCE A. PEACOCK Bruce A. Peacock	Director	March 26, 2008

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11(2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12(2)	Form of Warrant to Purchase Common Stock.

10.1(1)	2007 Stock Plan.

10.2(1)	2007 Employee Stock Purchase Plan.

10.3(1)	Form of Indemnification Agreement entered into between NeurogesX, Inc. and each of its directors and officers.

10.4(1)	Lease Agreement between NeurogesX, Inc. and Three Sisters Ranch Enterprises LLC, dated as of August 11, 2000.

10.5(1)	First Amendment to Lease Agreement between NeurogesX, Inc. and Three Sisters Ranch Enterprises LLC, dated as of December 10, 2001.

10.6(1)	Second Amendment to Lease Agreement between NeurogesX, Inc. and Three Sisters Ranch Enterprises LLC, dated as of March 3, 2005.

10.7(1)	Third Amendment to Lease Agreement between NeurogesX, Inc. and Black Mountain Holdings, LLC (f/k/a) Three Sisters Ranch Enterprises LLC, dated as of November 15, 2006.

10.8(1)	Exclusive License Agreement between NeurogesX, Inc. and The Regents of the University of California, dated as of November 1, 2000.

10.9(1)	Amendment Number One to Exclusive License Agreement between NeurogesX, Inc. and The Regents of the University of California, dated as of November 1, 2001.

10.10(1)	Amendment Number Two to Exclusive License Agreement between NeurogesX, Inc. and The Regents of the University of California, dated as of December 2, 2003.

10.11(1)	Amendment Number Three to Exclusive License Agreement between NeurogesX, Inc. and The Regents of the University of California, dated as of July 29, 2004.

Exhibit Number	Exhibit Title
10.12(1)†	Clinical Supply, Development and License Agreement between NeurogesX, Inc. and LTS Lohmann Therapie-Systeme AG, dated as of January 15, 2004.

10.13(1)	Executive Employment Agreement by and between NeurogesX, Inc. and Anthony DiTonno, dated as of July 15, 2004.

10.14(1)	Executive Employment Agreement by and between NeurogesX, Inc. and Stephen Ghiglieri, dated as of July 15, 2004.

10.15(1)	Executive Employment Agreement by and between NeurogesX, Inc. and Karen Harder, dated as of July 15, 2004.

10.16(1)	Executive Employment Agreement by and between NeurogesX, Inc. and Keith Bley, dated as of July 15, 2004.

10.17(1)	Executive Employment Agreement by and between NeurogesX, Inc. and Michael Markels, dated as of June 2, 2006.

10.18(1)	Executive Employment Agreement by and between NeurogesX, Inc. and Jeffrey Tobias, dated as of November 30, 2005.

10.19(1)	Severance Agreement and Release by and between NeurogesX, Inc. and Wendye Robbins, dated as of February 12, 2004.

10.20(3)	Sublease between NeurogesX, Inc. and Oracle USA, Inc., dated September 6, 2007.

10.21(3)	Executive Employment Agreement by and between NeurogesX, Inc. and Susan Rinne, dated September 24, 2007.

10.22	Executive Employment Agreement by and between NeurogesX, Inc. and Russell Kawahata, dated September 24, 2007.

10.23(2)	Securities Purchase Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

21.1(1)	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney ( see page 96).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2007.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.