Form 10-Q
period 2008-03-31
NeurogesX Inc
filed 2008-05-15
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, outstanding as of April 30, 2008: 17,505,449

NEUROGESX, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

Page
PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements (unaudited)	1
Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	1
Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007, and the period from May 28, 1998 (date of inception) to March 31, 2008	2
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007, and the period from May 28, 1998 (date of inception) to March 31, 2008	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4T. Controls and Procedures	21

PART II. OTHER INFORMATION	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Submission of Matters to a Vote of Security Holders	43
Item 5. Other Information	43
Item 6. Exhibits	44

SIGNATURES	45

EXHIBIT INDEX	46

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$12,370	$31,478
Short term investments	33,983	21,373
Prepaid expenses and other current assets	332	585

Total current assets	46,685	53,436
Property and equipment, net	477	453
Restricted cash	240	240
Other assets	45	56

Total assets	$47,447	$54,185

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$941	$1,712
Accrued compensation	643	680
Accrued research and development	2,555	1,198
Other accrued expenses	856	1,848
Notes payable - current portion	3,981	3,859

Total current liabilities	8,976	9,297
Non-current liabilities:
Notes payable – non-current portion	1,982	3,024
Deferred rent	227	156
Accrued research and development – non-current	—	347

Total non-current liabilities	2,209	3,527
Commitments and contingencies
Stockholders’ equity:
Common stock	17	17
Additional paid-in capital	208,103	205,417
Deferred stock-based compensation	(12)	(15)
Accumulated other comprehensive income	253	51
Deficit accumulated during the development stage	(172,099)	(164,109)

Total stockholders’ equity	36,262	41,361

Total liabilities and stockholders’ equity	$47,447	$54,185

See accompanying notes.

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,		Period from May 28, 1998 (inception) to March 31, 2008
	2008	2007
Operating expenses:
Research and development(1)	$5,781	$6,196	$101,168
General and administrative(2)	2,487	1,653	31,360

Total operating expenses	8,268	7,849	132,528

Loss from operations	(8,268)	(7,849)	(132,528)
Interest income	504	203	4,419
Interest expense	(243)	(332)	(2,169)
Other income (expense), net	17	59	(2,917)

Net loss before cumulative effect of change in accounting principle	(7,990)	(7,919)	(133,195)
Cumulative effect of change in accounting principle	—	—	(32)

Net loss	(7,990)	(7,919)	(133,227)
Accretion of redeemable convertible preferred stock	—	(3,437)	(38,872)

Loss attributable to common stockholders	$(7,990)	$(11,356)	$(172,099)

Net loss per common share – basic and diluted:
Loss per share attributable to common stockholders	$(0.46)	$(17.25)

Shares used to compute basic and diluted loss per share attributable to common stockholders	17,468,395	658,364

Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$198	$348
(2) General and administrative	201	482

	$399	$830

See accompanying notes.

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,		Period from May 28, 1998 (inception) to March 31, 2008
	2008	2007
Operating activities
Net loss	$(7,990)	$(7,919)	$(133,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39	28	1,404
Amortization of debt issuance costs	50	50	344
Amortization of investment premiums	(301)	(16)	(737)
Stock-based compensation	399	830	7,354
(Gain)/loss on disposal of fixed assets	—	—	82
Revaluation of preferred stock warrant liability	—	(59)	2,888
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	253	(1,317)	(332)
Other assets	—	—	(116)
Accounts payable	(771)	1,675	941
Accrued compensation	(37)	171	643
Accrued research and development	1,010	173	2,555
Deferred rent	71	—	227
Other accrued expenses	(991)	(268)	863

Net cash used in operating activities	(8,268)	(6,652)	(117,111)
Investing activities
Purchases of short-term investments	(30,385)	(2,217)	(153,265)
Proceeds from maturities and sales of short-term investments	18,278	2,001	120,272
Change in restricted cash	—	—	(240)
Proceeds from disposal of property and equipment	—	—	6
Purchases of property and equipment	(63)	(16)	(1,969)

Net cash used in investing activities	(12,170)	(232)	(35,196)
Financing activities
Proceeds from notes payable	—	—	11,092
Repayment of notes payable	(959)	(448)	(4,932)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	10,083	96,187
Proceeds from issuance of warrants	14	—	150
Proceeds from issuance of common stock	2,275	9	62,180

Net cash provided by financing activities	1,330	9,644	164,677
Net increase/(decrease) in cash and cash equivalents	(19,108)	2,760	12,370
Cash and cash equivalents, beginning of period	31,478	11,908	—

Cash and cash equivalents, end of period	$12,370	$14,668	$12,370

Supplemental cash flow information
Cash paid for interest	$203	$190	$1,726

See accompanying notes.

NEUROGESX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The Company

Nature of Operations

NeurogesX, Inc. (the “Company”), is a biopharmaceutical company focused on developing and commercializing novel pain management therapies. The Company’s initial focus is on chronic peripheral neuropathic pain. The Company’s lead product candidate, NGX-4010, a synthetic capsaicin-based dermal patch designed to manage pain associated with peripheral neuropathic pain conditions, has completed three pivotal Phase 3 clinical trials that have met their primary endpoints, two in postherpetic neuralgia (“PHN”) and one in HIV-distal sensory polyneuropathy (“HIV-DSP”). The Company has also completed two Phase 3 trials for NGX-4010 that have not met their primary endpoints, one each in PHN and HIV-DSP.

The Company was incorporated in California as Advanced Analgesics, Inc. on May 28, 1998 and changed its name to NeurogesX, Inc. in September 2000. In February 2007, the Company reincorporated into Delaware. The Company is located in San Mateo, California. Since its inception, the Company has devoted substantially all of its efforts to the development of NGX-4010 and other potential products, establishing its offices, recruiting personnel, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, NeurogesX UK Limited, which was incorporated as of June 1, 2004. NeurogesX UK Limited was established for the purposes of conducting clinical trials in the UK and marketing approval submission. The subsidiary has no assets other than the initial formation capital totaling one Pound Sterling.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information on the same basis as the annual consolidated financial statements and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated interim financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the balances and results for the periods presented. These unaudited condensed consolidated interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.

The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date. The unaudited condensed consolidated interim financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 contained in the Company’s 2007 Form 10-K, filed on March 26, 2008.

Initial Public Offering

The Company completed its initial public offering (“IPO”) and sold 4,000,000 shares of common stock at $11.00 per share on May 7, 2007. Gross proceeds from the offering totaled $44,000,000. The net offering proceeds to the Company, after deducting expenses of approximately $5,914,000, totaled $38,086,000. Upon closing of the IPO, all of the outstanding shares of the Company’s redeemable convertible preferred stock converted to 8,722,013 shares of the Company’s common stock.

Private Placement

On December 28, 2007, the Company completed the first closing of a private placement in which the Company sold 3,638,741 shares of common stock at $6.18 per share and warrants at $0.125 per share to purchase 1,091,622 shares of its common stock. The stock and warrants were offered solely to accredited investors. On January 3, 2008, the Company completed the second closing of the private placement in which the Company issued 382,170 shares of common stock at $6.18 per share and warrants at $0.125 per share to purchase 114,651 of its common stock. The warrants from both closings have a term of five years, contain a net-exercise provision, and have an exercise price of $8.034 per share. The fair value of the warrants issued in the first closing was approximately $3,411,000 and the fair value of the warrants issued in the second closing was approximately $420,000. The fair value of the warrants issued in both closings was allocated from the net proceeds of the financing and was recorded in additional paid-in capital. The net proceeds to the Company from both closings, after deducting estimated expenses of approximately $1,200,000, totaled $23,800,000.

Reverse Stock Split

On April 13, 2007, the Company effected a 1-for-15 reverse split of its common stock. All common stock and per share amounts have been retroactively restated to reflect the reverse stock split in the accompanying consolidated financial statements and notes for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2. Summary of Significant Accounting Policies

Stock-Based Compensation

Effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), using the prospective transition method. Under the prospective transition method, beginning January 1, 2006, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value as measured on the date of grant in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of SFAS No. 123R.

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Research and development	$198	$348
General and administrative	201	482

Total stock-based compensation	$399	$830

The components of stock-based compensation expense are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Share based payments granted subsequent to December 31, 2005 under SFAS No. 123R	$396	$389
Compensation expense related to non-employee options and variable accounting for stock-based awards	—	60
Compensation expense related to forgiveness of non-recourse promissory notes	—	379
Amortization of deferred stock-based compensation	3	2

Total stock-based compensation	$399	$830

Certain of our stock options are granted to officers and employees with vesting acceleration features based upon the achievement of certain performance milestones. The timing of the attainment of these milestones may affect the timing of expense recognition under SFAS No. 123R.

The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted to employees and directors and for the Company’s Employee Stock Purchase Plan (“ESPP”) during the three-month periods ended March 31, 2008 and 2007 using the Black-Scholes valuation model:

	Three Months Ended March 31,
	2008	2007
Stock Options
Expected dividend yield	0%	0%
Expected volatility	70%	77%
Expected life (in years)	6.0	6.0
Risk-free interest rate	3.1%	4.6%
ESPP
Expected dividend yield	0%	N/A
Expected volatility	44 – 68%	N/A
Expected life (in years)	0.5 – 1.0	N/A
Risk-free interest rate	3.6 – 5.0%	N/A

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

The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to non-employees during the three-month periods ended March 31, 2008 and 2007 using the Black-Scholes valuation model:

	Three Months Ended March 31,
	2008	2007
Expected dividend yield	0%	0%
Expected volatility	70%	77%
Expected life (in years)	7.8	7.0 – 8.9
Risk-free interest rate	3.5%	4.5%

Fair Value of Warrants Issued

In connection with the private placement of common stock in December 2007 and January 2008, the Company issued the investors warrants to purchase 1,206,273 shares of common stock with an exercise price of $8.034 per share. The warrants became exercisable immediately upon issuance and expire five years from issuance. The fair value of the warrants to purchase 1,091,622 shares of common stock issued in conjunction with the first closing of the private placement in December 2007 was approximately $3,411,000 and was determined using the Black-Scholes method with the following assumptions: expected volatility of 67%, a dividend yield of 0%, a risk-free interest rate of 3.52%, and an expected life of five years. The fair value of the warrants to purchase 114,651 shares of common stock issued in conjunction with the second closing of the private placement in January 2008 was approximately $420,000 and was determined using the Black-Scholes method with the following assumptions: expected volatility of 67%, a dividend yield of 0%, a risk-free interest rate of 3.26%, and an expected life of five years. The fair value of the warrants issued was allocated from the proceeds of the financing which was recorded in additional paid-in capital.

Comprehensive Loss

The Company reports comprehensive loss and its components as part of total stockholders’ equity. Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale investments. We recorded approximately $202,000 and $2,000 for the three months ended March 31, 2008 and 2007, respectively, as unrealized gains on our available-for-sale investments.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period less the weighted average unvested common shares subject to repurchase and without consideration of common stock equivalents.

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

	Three Months Ended March 31,
	2008	2007
	(in thousands except share and per share data)
Numerator:
Net loss	$(7,990)	$(7,919)
Accretion of redeemable convertible preferred stock	—	(3,437)

Loss applicable to common stockholders	$(7,990)	$(11,356)

Denominator:
Weighted-average common shares outstanding	17,470,306	663,161
Less: Weighted-average unvested common shares subject to repurchase	(1,911)	(4,797)

Denominator for basic and diluted loss per share applicable to common stockholders	17,468,395	658,364

Basic and diluted loss per share applicable to common stockholders	$(0.46)	$(17.25)

Historical outstanding securities not included in diluted loss per share applicable to common stockholder calculation as of March 31, 2008 and 2007, respectively:
Redeemable convertible preferred stock	—	8,722,013
Options to purchase common stock	1,431,101	792,117
Warrants outstanding	1,265,846	59,573
Common stock subject to repurchase	1,533	4,623

	2,698,480	9,578,326

Recently Issued Accounting Standards

In December 2007, the EITF issued EITF Issue 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”), which applies to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. This issue, among other things, requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of EITF 07-1 on its consolidated financial statements.

In June 2007, the EITF issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities (“EITF 07-3”), which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods or services will not be delivered. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus may not be applied to earlier periods and early adoption is not permitted. The Company adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 did not have a material impact on the Company’s financial position and results of operations.

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”), Statement No. 157, Fair Value Measurements (“SFAS No. 157”), effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which allows entities to elect a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis. As allowed under FSP 157-2, we have elected to defer our adoption of SFAS No. 157 for such non-financial assets and non-financial liabilities until January 1, 2009. Therefore, as of January 1, 2008, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and financial liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted priced included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and financial liabilities. The Company did not elect to adopt the fair value option under this Statement.

Note 3. Preferred Stock Warrant Liability and Redeemable Convertible Preferred Stock

In January and February 2007, the Company issued a total of 13,444,450 shares of Series C2 preferred stock at $0.75 per share upon exercise of warrants resulting in aggregate net cash proceeds of approximately $10,083,000. The Company recognized approximately $59,000 as other income related to the change in fair value of the warrant liability upon exercise of these warrants.

In May 2007, the Company completed its IPO as a result of which all of the existing shares of the Company’s preferred stock were converted to common stock. At the time of the completion of the IPO, the Company had outstanding warrants to purchase 33,600 shares of its Series A preferred stock, 20,000 shares of its Series B preferred stock, and 840,000 shares of its Series C2 preferred stock. Upon the closing of the Company’s IPO, warrants to purchase 893,600 shares of the Company’s preferred stock were converted into warrants to purchase 59,573 shares of the Company’s common stock, of which, at March 31, 2008, warrants to purchase 56,000 shares of the Company’s common stock automatically exercise in the event of an acquisition of the Company.

The Company values its warrants using the Black-Scholes valuation method. The assumptions used in valuing these warrants are presented in the table below. There were no warrants that were subject to fair value remeasurement after all of the warrants to purchase preferred stock converted to warrants to purchase common stock as a result of the Company’s IPO, therefore assumptions used in valuing these warrants are presented only for the periods in which there were periodic remeasurements:

Three Months Ended March 31, 2007
Expected dividend yield	0%
Expected volatility	74%
Expected life	6.3 – 6.8
Risk-free interest rate	4.6%

Note 4. Cash and Cash Equivalents and Short Term Investments

The following are summaries of cash, cash equivalents and short term investments (in thousands):

	Cost	Unrealized Gain/(Loss)	Estimated Fair Value
As of March 31, 2008:
Cash and money market funds	$8,871	$—	$8,871
U.S. Treasury bills	1,999	—	1,999
Commercial paper	35,230	253	35,483

	$46,100	$253	$46,353

Reported as:
Cash and cash equivalents			$12,370
Short term investments			33,983

			$46,353

As of December 31, 2007:
Cash and money market funds	$31,478	$—	$31,478
Commercial paper	10,839	47	10,886
Corporate debt securities	5,751	—	5,751
Asset-backed securities	4,732	4	4,736

	$52,800	$51	$52,851

Reported as:
Cash and cash equivalents			$31,478
Short term investments			21,373

			$52,851

At March 31, 2008 and December 31, 2007, the contractual maturities of investments held were less than one year.

Note 5. Fair Value Measurements

In accordance with SFAS No. 157, the following table represents the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis and their level within the fair value hierarchy as of March 31, 2008 (in thousands):

	Fair Value Measurements at March 31, 2008 Using		Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Components of cash equivalents and short term investments measured at fair value:
Money market funds	$8,405	$—	$8,405
U.S. Treasury bills	—	1,999	1,999
Commercial paper	—	35,483	35,483

Total financial assets measured at fair value	$8,405	$37,482	45,887

Components of cash and cash equivalents not measured at fair value:
Operating cash			466
Total of cash and cash equivalents and short term investments			$46,353

Note 6. Stockholders’ Equity

Notes Receivable from Stockholders

In January 2007, the Company’s board of directors forgave all outstanding non-recourse promissory notes from certain current and former officers of the Company in the amount of $379,000, including accrued interest, which was recorded as part of stock based compensation. These non-recourse promissory notes were issued in exchange for the exercise of stock options to purchase an aggregate 128,886 shares of common stock and in exchange for 140,000 shares of the Company’s common stock issued under restricted stock purchase agreements.

2000 Stock Incentive Plan and 2007 Stock Plan

During the three months ended March 31, 2008 the Company granted options to purchase a total of 317,250 shares of the Company’s common stock to employees with a fair value of approximately $1,093,000 that is expected to be amortized through 2012. During the three months ended March 31, 2007, the Company granted options to purchase a total of 121,324 shares of the Company’s common stock to employees and consultants with a fair value of approximately $1,448,000 that is expected to be amortized through 2011, as of March 31, 2008.

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

•

the filing of additional data in connection with our marketing approval application, or MAA, for NGX-4010 and the potential effect, if any, on the timing of the MAA review process as a result of filing such additional information or alterations in the scope of indications for which we are seeking approval under such MAA;

•	potential partners for commercialization of NGX-4010 or other product candidates in the European Union;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	potential receipt of product candidate regulatory approval, and the timing of the review process in connection with such approval, if any;

•	plans and efforts to extend possible labeling in the United States beyond PHN to potentially include PDN and HIV-DSP either with NGX-4010 or other product candidates and the timing of such efforts;

•	losses, costs, and expenses and cash flows;

•	potential competitors and competitive products;

•	our plans for sales, marketing and manufacturing activities;

•	capital requirements and our needs for additional financing;

•	patents and our and others’ intellectual property; and

•	expected future sources of revenue and capital.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates;

•

unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval for particular indications (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials, and the difficulties associated with clinical trials for pain indications);

•	positive results in clinical trials may not be sufficient to obtain FDA or European regulatory approval;

•	potential for delays in or the inability to complete commercial partnership relationships;

•	physician or patient reluctance to use NGX-4010, if approved, or lack of payer coverage for NGX-4010 and for the procedure to administer it, which may impact physician utilization of NGX-4010;

•	our ability to obtain additional financing if necessary;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.

The following discussion should be read in conjunction with the section of this quarterly report entitled “Risk Factors.”

Overview

We are a biopharmaceutical company focused on developing and commercializing novel pain management therapies. We are assembling a portfolio of pain management product candidates and are developing innovative new therapies based on known chemical entities. Our initial focus is on the management of chronic peripheral neuropathic pain, including postherpetic neuralgia, or PHN, painful HIV-distal sensory polyneuropathy, or HIV-DSP, and painful diabetic neuropathy, or PDN. Our most advanced product candidate, NGX-4010, a synthetic capsaicin-based dermal patch designed to manage pain associated with peripheral neuropathic pain conditions, has completed three pivotal Phase 3 clinical trials that met their primary endpoints, two in PHN and one in HIV-DSP. The results of these successful studies demonstrated that a single 30 or 60 minute application of NGX-4010, depending on the indication, may provide at least 12 weeks of clinically-meaningful pain relief. We have also completed two Phase 3 trials for NGX-4010 that have not met their primary endpoints, one in PHN and one in HIV-DSP. We intend to submit a new drug application, or NDA, with the FDA for NGX-4010 for PHN in 2008 based on our two successfully completed Phase 3 studies in PHN.

In September 2007, our MAA, which was based upon our then available clinical trials data including two Phase 3 studies that met their primary endpoints, one each in PHN and HIV-DSP, was accepted for review by the European Medicines Agency, or EMEA. This application was accepted under the centralized procedure and seeks approval for NGX-4010 for peripheral neuropathic pain. We intend to supplement our MAA filing with clinical data that became available after our initial filing, including our two most recent Phase 3 studies, one in PHN that met its primary endpoint and one in HIV-DSP that did not. The incorporation of significant additional clinical data to our MAA could delay the EMEA’s decision. Subsequent to our submitting this additional data, and after evaluating the EMEA’s response to that data, we could decide to continue, or to withdraw and potentially resubmit, our MAA. We intend to pursue with the European regulatory authorities the possible approval for peripheral neuropathic pain. However, our MAA may be limited to specific neuropathic pain indications, such as PHN.

We expect to define our path forward for our clinical program in HIV-DSP and PDN in 2008. We are also developing a non-patch liquid formulation of synthetic capsaicin, NGX-1998, which we anticipate will continue Phase 1 clinical trials in 2008, and are developing an opioid analgesic for use in managing pain associated with other chronic pain conditions. We hold all worldwide commercial rights to our product candidates and are actively engaged in discussions with potential commercial partners.

We were incorporated in 1998 as Advanced Analgesics, Inc., and commenced operations in 2000 as NeurogesX, Inc. From inception through 2001 our primary activities were related to formulation development and preclinical studies of our lead product candidate NGX-4010. Since 2002, our focus has expanded to include clinical development of our lead product candidate, NGX-4010, establishing sources of supply and manufacturing processes for NGX-4010 and more recently, the initiation of clinical and preclinical evaluation of new product candidates, such as NGX-1998 and our opioid analgesic prodrug platform.

We are a development stage company. To date, we have not generated any revenues and have funded our operations primarily by selling equity securities and establishing debt facilities. We have incurred significant losses since our inception. As of March 31, 2008, we had a deficit accumulated during the development stage of approximately $172.1 million, of which approximately $38.9 million represents non-cash charges for the accretion of redeemable convertible preferred stock. We expect our operating losses to increase over the next several years as we continue our clinical development of our product candidates, seek regulatory approvals for NGX-4010 and, if these efforts are successful, commence commercialization activities.

Critical Accounting Policies and Significant Judgments and Estimates

As of the date of the filing of this quarterly report, we believe that there have been no material changes to our critical accounting policies during the three months ended March 31, 2008 compared to those discussed in our 2007 Form 10-K, filed on March 26, 2008. Certain of our accounting policies require the use of management judgment and estimates, of which we present the material updates below, and actual results may differ from those estimates.

Stock-Based Compensation

The following tables show the assumptions used to compute stock-based compensation expense for stock options granted to employees and non-employees and for our 2007 Employee Stock Purchase Plan during the three months ended March 31, 2008 and 2007 using the Black-Scholes option valuation method:

	Three Months Ended March 31,
	2008	2007
Employees:
Stock Options
Expected dividend yield	0%	0%
Expected volatility	70%	77%
Expected life (in years)	6.0	6.0
Risk-free interest rate	3.1%	4.6%

ESPP
Expected dividend yield	0%	N/A
Expected volatility	44 – 68%	N/A
Expected life (in years)	0.5 – 1.0	N/A
Risk-free interest rate	3.6 – 5.0%	N/A

	Three Months Ended March 31,
	2008	2007
Non-employees:
Expected dividend yield	0%	0%
Expected volatility	70%	77%
Expected life (in years)	7.8	7.0 – 8.9
Risk-free interest rate	3.5%	4.5%

Certain of our stock options are granted to officers and employees with vesting acceleration features based upon the achievement of certain performance milestones. The timing of the attainment of these milestones may affect the timing of the expense recognition under SFAS No. 123R.

We recognized stock-based compensation expense, which includes the fair value of options granted since January 1, 2006 under Statement of Financial Accounting Standards No. 123R, Share-Based Payment, amortization of deferred stock-based compensation, the costs of awards to consultants, expenses related to awards to employees subject to variable accounting and forgiven notes receivable and related interest, as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Research and development	$198	$348
General and administrative	201	482

Total stock-based compensation	$399	$830

Estimation of Fair Value of Warrants to Purchase Redeemable Convertible Preferred Stock

We accounted for warrants to purchase redeemable convertible preferred stock pursuant to the Financial Accounting Standards Board Staff Position No 150-5, Issuers Accounting under Statement No. 150 for Freestanding Warrants and Other similar Instruments on Shares that are Redeemable, or FSP No. 150-5, which required us to classify these warrants as current liabilities and to adjust the value of these warrants to their fair value at the end of each reporting period. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option valuation model, based on the estimated market value of the underlying redeemable convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying redeemable convertible preferred stock. These estimates, especially the market value of the underlying redeemable convertible preferred stock and the expected volatility, are highly judgmental.

Upon the closing of our initial public offering, or IPO, on May 7, 2007, all outstanding warrants to purchase shares of preferred stock were converted to warrants to purchase shares of our common stock and, as a result, are no longer subject to FSP No. 150-5. The then-current aggregate fair value of these warrants of approximately $426,000 was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity, in the second quarter of 2007 and we have ceased to record any further periodic fair value adjustments.

Adoption of New Accounting Standard

We adopted the provisions of Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, or SFAS No. 157, effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market to transfer the asset or liability in an orderly transaction between market participants on the measurement date. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.

In accordance with SFAS No. 157, the following table represents our financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis and their level within the fair value hierarchy as of March 31, 2008 (in thousands):

	Fair Value Measurements at March 31, 2008 Using		Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Components of cash equivalents and short term investments measured at fair value:
Money market funds	$8,405	$—	$8,405
U.S. Treasury bills	—	1,999	1,999
Commercial paper	—	35,483	35,483

Total financial assets measured at fair value	$8,405	$37,482	45,887

Components of cash and cash equivalents not measured at fair value:
Operating cash			466
Total of cash and cash equivalents and short term investments			$46,353

A discussion of other recently issued accounting standards can be found in Note 2 of the unaudited condensed consolidated financial statements.

Results of Operations

Our research and development expenses consist of internal costs and external costs. Our internal costs are primarily employee salaries and benefits, allocated facility and other overhead costs. Our external costs are primarily expenses related to our clinical trials, such as the cost of clinical research organizations and clinical investigators, as well as expenses related to formulation development, manufacturing process development and costs associated with the preparation and filing of regulatory submissions and non-clinical studies.

Since our inception, NGX-4010 has accounted for in excess of 90% of our external research and development expenses. Specifically, in the three-month periods ended March 31, 2008 and 2007, our external research and development expenses totaled approximately $3.4 million and $4.0 million, respectively, and of these amounts 92% and 96%, respectively, were incurred in programs related to NGX-4010. We commence tracking the separate, external costs of a project when we determine that a project has a reasonable chance of entering clinical development. We use our internal research and development resources across several projects and many resources are not attributable to specific projects. Accordingly, we do not account for our internal research and development costs on a project basis. However, over time, we believe that our internal costs are expended on each development project generally in proportion to our external development costs for such project relative to total external development costs.

The process of conducting preclinical testing and clinical trials necessary to obtain FDA and other regulatory approvals is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, patient enrollment, manufacturing capabilities, successful clinical results, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when or to what extent we will generate revenues from commercialization and sale of any of our product candidates. Currently we are primarily focused on attaining market approval for NGX-4010 in the United States for PHN and in the European Union for peripheral neuropathic pain and preparing for a product launch of NGX-4010 if marketing approval is attained. We filed an MAA, which was accepted by the EMEA in September 2007, and we currently plan to file an NDA in the United States in 2008. We believe that the clinical development efforts to attain initial market approval for NGX-4010 are now substantially complete. Our clinical development efforts with respect to possible label extension beyond PHN for NGX-4010 and our full clinical development program for NGX-1998 are currently being evaluated and as such, we anticipate that our overall research and development expenses, excluding non-cash stock-based compensation expense, in the coming quarters may be lower than recent historical levels but will likely increase again late this year or in the first half of next year as we begin larger scale studies in one or both product candidates.

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

Comparison of Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
	(in thousands, except percentages)
Research and development expenses	$(5,781)	$(6,196)	$(415)	(7%)
General and administrative expenses	(2,487)	(1,653)	834	50%
Interest income	504	203	301	148%
Interest expense	(243)	(332)	(89)	(27%)
Other income (expense), net	17	59	(42)	(71%)

Research and Development Expenses. Research and development expenses decreased approximately $0.4 million, or 7%, to $5.8 million in the three months ended March 31, 2008 from $6.2 million for the same period in 2007. Research and development expenses decreased primarily as a result of a $0.7 million decrease in clinical study related costs associated with NGX-4010. During the first quarter of 2007, we were conducting two Phase 3 clinical trials, whereas in the first quarter of 2008, we were in the process of completing our one remaining active Phase 3 clinical trial. Also contributing to the decrease was a $0.2 million decrease in non-cash stock-based compensation expense. These decreases were partially offset by a $0.2 million increase in regulatory expenses related to an increase in staffing and consulting in support of our MAA filing and preparation for an NDA filing later this year, a $0.2 million increase in manufacturing activities including expenses associated with the growth of our pharmaceutical sciences organization, and a $0.1 million increase in development work related to new product areas including work to support our planned investigational new drug application, or IND, for NGX-1998 as well as research in support of our new product initiatives.

General and Administrative Expenses. General and administrative expenses increased approximately $0.8 million, or 50%, to $2.5 million in the three months ended March 31, 2008 from $1.7 million in the three months ended March 31, 2007. General and administrative expenses increased primarily as a result of a $0.5 million increase in general and administrative employee related expenses as a result of an increase in staffing in finance and administration in support of being a public company and in marketing in support of our pre-commercialization activities. Employee related general and administrative expense also increased as a result of the initiation of our board compensation program upon completion of our IPO. Also contributing to the increase was a $0.4 million increase in non-staffing related marketing expenses including consulting and analysis in support of our pricing and reimbursement strategies, and other pre-commercialization market research and other pre-launch activities. In addition, as a result of our IPO and costs attendant to being a public company, there was a $0.3 million increase in professional and corporate fees, including legal fees, directors and officers’ insurance expense and costs associated with our new facility lease, which commenced upon the move to our new corporate headquarters in San Mateo, California in October 2007. These increases were partially offset by a $0.3 million decrease in non-cash stock- based compensation expense.

Interest income. Interest income increased approximately $0.3 million, or 148%, to $0.5 million in the three months ended March 31, 2008 from $0.2 million for the same period in 2007. This increase was primarily attributable to an increase in invested assets due to both the completion of our IPO on May 7, 2007 and our private placement of common stock and warrants to purchase common stock on December 28, 2007 and January 3, 2008.

Interest expense. Interest expense decreased approximately $0.1 million to $0.2 million in the three months ended March 31, 2008 from $0.3 million for the same period in 2007. This decrease was related to the reduction in the outstanding principal balance of certain notes payable as a result of the repayment of principal on such notes payable since March 31, 2007.

Liquidity and Capital Resources

Since our inception through March 31, 2008, we have financed our operations primarily through private placements and a public offering of our equity securities and, to a lesser extent, through debt facilities. Through March 31, 2008, we have received approximately $158.5 million from the sale of our equity securities, net of issuance costs. On May 7, 2007, we completed an IPO of our common stock which resulted in net cash proceeds, after deducting total expenses including underwriting discounts and commissions and other offering-related expenses, of approximately $38.1 million. On December 28, 2007, we completed the first closing of a private placement of our common stock and warrants resulting in net cash proceeds of $21.5 million and on January 3, 2008, we completed the second closing of this private placement of our common stock and warrants resulting in net cash proceeds of $2.3 million.

As of March 31, 2008, we had approximately $46.4 million in cash, cash equivalents and short-term investments. Our cash and investment balances are held in a variety of interest bearing instruments including obligations of U.S. government agencies, corporate bonds, commercial paper and money market funds. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. Further, to reduce portfolio risk through diversification, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. Recent events in the credit markets have caused a liquidity crisis in certain credit facilities including mortgage-backed securities and auction-rate securities. In response to these events we evaluated, and continue to evaluate, our investment portfolio and subsequent to December 31, 2007, we either sold, at a gain, or realized the full value of asset backed securities and other relatively higher risk investments from our portfolio. While our invested balances do not include either mortgage backed securities or auction-rate securities and our invested assets contain only highly liquid money market investments and high quality corporate or government obligations, we can not predict what effects a continued deterioration in credit markets may have on the companies that issued the corporate obligations, and how such potential effects may impact the liquidity, principal balances or rates of return of our cash equivalents and short-term investments. Further, there can be no assurance against future impairment of our investments if the sub-prime market crisis spreads to other sectors of the economy or if credit markets deteriorate further.

Net cash used in operating activities was approximately $8.3 million and $6.7 million during the three months ended March 31, 2008 and 2007, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, internal personnel costs associated with our research and development programs and infrastructure costs supporting our research and development activities. Included in net cash used in operating activities are net changes in assets and liabilities affecting cash, including accounts payable and accrued research and development expenses that are primarily dependent upon our research and development activities as well as the timing of our payments to our suppliers, vendors and employees.

Net cash used in investing activities was approximately $12.2 million and $0.2 million during the three months ended March 31, 2008 and 2007, respectively. Investing activities consist primarily of the purchase, sale and maturity of marketable securities and, to a lesser extent, the purchase of capital equipment. Net cash used in investing activities was significantly higher in the three months ended March 31, 2008 compared to the same period in 2007 due to the investment of a majority of the net proceeds generated from our private placement transaction, completed on January 3, 2008, in short-term investments. Purchases of property and equipment were not significant during these periods. However, we expect that property and equipment expenditures may increase over the next 12 to 24 months as a result of potential requirements to support increased personnel as we continue to build our organization in anticipation of the planned commercial launch of NGX-4010.

Net cash provided by financing activities was approximately $1.3 million and $9.6 million during the three months ended March 31, 2008 and 2007, respectively. Financing activities consisted primarily of net proceeds from the sale of our common stock in the three months ended March 31, 2008 and net proceeds from the exercise of warrants underlying our preferred stock in the three months ended March 31, 2007, partially offset by principal repayments on our venture loan financing arrangements made during both periods.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the progress of our development programs including the number, size and scope of clinical trials;

•	the conduct of manufacturing activities including process development and manufacture of clinical product supply and potentially commercial product supply;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements that we have or may establish;

•	the cost of pre-commercial activities;

•	the costs and timing of regulatory approvals;

•	the costs and timing of any post-approval regulatory commitments;

•	the costs of establishing sales and marketing infrastructure, distribution capabilities and potentially a sales force;

•	the success of the commercialization of our products;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

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

Contractual Obligations

There have been no material changes to our disclosures regarding contractual obligations set forth in our 2007 Form 10-K, filed on March 26, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our 2007 Form 10-K, filed on March 26, 2008.

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

You should consider carefully the risk factors described below, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the following risks actually occur, they may materially harm our business, financial condition, operating results or cash flows. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, operating results or financial condition and could result in a complete loss of your investment.

Risks Related to our Business

Our success depends substantially on our ability to obtain U.S. regulatory approval for our lead product candidate, NGX-4010.

Our success depends substantially on obtaining regulatory approval for our most advanced product candidate, NGX-4010, a dermal patch containing a high-concentration of synthetic capsaicin. NGX-4010 has been evaluated in three completed Phase 3 clinical trials for the management of pain associated with PHN, one of which did not meet its primary endpoint, and two completed Phase 3 clinical trials for the management of pain associated with HIV-DSP, one of which did not meet its primary endpoint. The FDA generally requires successful completion of at least two adequate and well-controlled Phase 3 clinical trials for each indication for which we seek marketing approval before submission of an NDA. Although our analyses of two Phase 3 studies in PHN indicated that their primary endpoints were met, the FDA may not agree with our analyses and may require that we complete additional studies or perform other activities to support an approval of the PHN indication. We may not have adequate financial or other resources to pursue this product candidate through regulatory approval or through commercialization. If we do not receive marketing approval from the FDA we will not be able to commercialize NGX-4010 in the United States. Further, if the FDA delays approval as a result of requirements to conduct additional clinical studies, commercialization of NGX-4010 could be significantly delayed. Significant delay or the inability to commercialize NGX-4010 in the United States would significantly harm our business and as a result we may be unable to become profitable or continue our operations, or, even if we are able to commercialize in the United States, there can be no assurance that we can become profitable. As a consequence of any of these factors, our stock price would be adversely affected. We intend to seek FDA approval for NGX-4010 for PHN and we are continuing to analyze the data from our most recent study in HIV-DSP and are evaluating whether or not to seek approval for that indication or alternatively whether more studies may be required to achieve an HIV-DSP approval. If we decide to seek approval in HIV-DSP, we will likely do so no sooner than after the FDA has completed its review of the PHN NDA submission, which we anticipate would take approximately 12 months from the date of our submission being accepted by the FDA, but could be significantly longer. Further, we may decide not to conduct further studies in HIV-DSP and ultimately may not seek approval of the HIV-DSP indication in which case our potential revenues could be negatively impacted.

We may not be successful in obtaining European regulatory approval for NGX-4010.

Our MAA for NGX-4010 was accepted by the EMEA in September 2007. Our filing relied on published scientific literature for certain basic research data and there can be no assurance that the European authorities will accept that these literature references satisfy the MAA requirements for such data. We are requesting marketing authorization for a broad indication of peripheral neuropathic pain for NGX-4010 based on the results of our first two completed Phase 3 clinical trials that met their primary endpoints, one for the treatment of PHN and the other for the treatment of HIV-DSP which were initially submitted as part of our filing. We have received the EMEA’s initial questions regarding our application and are currently in the process of responding to those questions. As part of our response, we intend to submit additional data that may include data from our most recently completed Phase 3 study in PHN, the results of a recently completed long term safety study as well as the available results of our most recently completed Phase 3 study in HIV-DSP, where the primary endpoint was not met. As a result of this significant addition of data to our response to the EMEA’s initial questions, we have requested and have been granted an extension of time to submit our response to the EMEA. Due to the significant amount of additional data we intend to include in the MAA, the EMEA’s decision regarding our MAA could be delayed. Subsequent to our submitting this additional data, and after evaluating the EMEA’s response to that data, we could decide to continue, or withdraw and potentially resubmit, our MAA. In the event of withdrawal and resubmission, the timing to potential approval of our product in Europe would be significantly delayed. Further, our failure to adequately address the EMEA’s questions or to do so in a timely manner may result in our not achieving approval for NGX-4010 in Europe. Further, if we do obtain marketing authorization, the authorization may not be as broad as we would like. For example, the EMEA may only approve NGX-4010 for particular neuropathic pain indications for which we submit sufficient data, rather than accepting such data as supportive of a broad marketing authorization for peripheral neuropathic pain in general. The EMEA may determine that the data we submit are not sufficient for a favorable opinion and may halt or delay the approval process. If NGX-4010 does not receive European marketing authorization, we will not be able to commercialize the product in Europe. Consequently, our ability to generate revenue will be significantly harmed, we may be unable to become profitable or continue our operations and our stock price will be adversely affected.

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

Some of our trial results have been negatively affected by factors that had not been fully anticipated prior to our examination of the trial results. For example, as is the case in our most recent Phase 3 study in HIV-DSP, we have from time to time observed a significant “placebo effect” within our control groups—a phenomenon in which a sham treatment or, in the case of our studies, a low-dose capsaicin treatment that we believed would not be effective, results in a beneficial effect. We have also observed a gender difference in how patients experience pain and respond to both the treatment and the low concentration control. Although we have designed our protocols in ongoing studies to address gender differences and other factors, there can be no assurance that our protocol designs will be adequate or that factors that we may or may not be aware of or anticipate, will not have a negative effect on the results of our ongoing clinical trials, which could significantly disrupt our efforts to obtain regulatory approvals and commercialize our product candidates. Furthermore, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable safety risk to patients. In our completed Phase 3 trials there have been three serious adverse events (totaling less than 1%) related to NGX-4010, two related to pain and one case of hypertension. In our PHN studies C108 and C110, more cardiac adverse events occurred in subjects treated with NGX-4010 than subjects receiving the control patch. Evaluation of these adverse events did not indicate that they were treatment related. In our most recent PHN studies, C116 and C117, a similar number of subjects in the NGX-4010 and control groups had cardiac events. However, future late stage clinical trials in other indications or in a larger patient population could reveal more frequent, more severe or additional side effects that were not seen or deemed unrelated in earlier studies, any of which could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities stopping further development of or denying approval of our product candidates. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial, modify our regulatory strategy or even discontinue development of one or more of our product candidates.

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

In addition, because our third party manufacturers operate outside of the United States, and many of the raw materials and the labor that are used to manufacture our product candidates are based in foreign countries, we may experience currency exchange rate risks, even though, in some instances our contracts are denominated in U.S. dollars. We do not currently engage in forward contracts to hedge this currency risk and as a result, may suffer adverse financial consequences as a result of this currency risk.

Further, our third party manufacturers operate outside of the United States and the materials used to manufacture our product candidates originate outside the United States, including certain materials which may be sourced from China. The FDA could increase its diligence with regard to foreign sourced materials and manufacturing processes which may result in increased costs of maintaining foreign manufacturing and could lengthen or delay the regulatory review process required to gain approval for our product candidates.

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

Even though certain of our clinical trials for NGX-4010 in treatment of PHN and HIV-DSP have met their primary endpoints, certain other studies in these indications have not met their primary endpoints and, our clinical trials for other indications, if we decide to conduct them, may not succeed, which would adversely impact our long term success.

We have not prepared for or conducted any NGX-4010 clinical trials for indications other than PHN, HIV-DSP and PDN. We are in Phase 2 clinical trials for the use of NGX-4010 for the management of PDN. PDN represents a much larger market opportunity than either PHN or HIV-DSP, and unless we successfully complete required clinical trials and obtain regulatory approvals for the use of NGX-4010 for PDN patients, we will be unable to market NGX-4010 for this indication in the United States and possibly in other countries including those in the European Union. If this occurs, our long term ability to succeed will be significantly and negatively impacted. We believe that to market NGX-4010 in the United States for future indications, including PDN, we will have to conduct two successful Phase 3 trials for those indications, and that for PDN in particular, we may be required to perform additional safety studies.

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

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes, which could impact the cost, timing or successful completion of a clinical trial. If we experience delays in the commencement or completion of our clinical trials, the commercial prospects for our product candidates and our ability to generate product revenues will be harmed. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also lead to the denial of regulatory approval of a product candidate.

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

Additionally, depending upon the collaboration partner that we choose, other companies that might otherwise be interested in developing products with us could be less inclined to do so because of our relationship with the collaboration partner. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our collaboration agreement, our business prospects may be limited and our financial condition may be adversely affected. There can be no assurance that we will be able to enter into a collaboration for commercialization in Europe, or that if we do, it is on a time frame and on economic terms that are favorable to us. Our ongoing interactions with the EMEA regarding our MAA, including with respect to any questions raised or determinations made by the EMEA, that delay or prevent approval for a broad label or otherwise or that arise from our planned supplementation of our MAA with data from PHN and HIV-DSP trials completed after its original submission, may prevent or delay the entry into or completion of a collaboration or adversely impact the terms of such collaboration.

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

Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other things, acceptance by physicians and patients. Market acceptance of, and demand for, any product that we develop and commercialize will depend on many factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	our ability to obtain adequate pricing and sufficient insurance coverage and reimbursement;

•	availability, relative cost and relative efficacy and safety of alternative and competing treatments;

•	the effectiveness of our or our collaborators’ sales, marketing and distribution strategy;

•	publicity concerning our products or competing products and treatments; and

•	our ability to produce product in commercial quantities sufficient to meet demand.

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

Prior to any market launch, competition may become stronger and more direct and products in development, including products that we are unaware of, may compete with NGX-4010. There are many other companies working to develop new drugs and other therapies to treat pain in general and neuropathic pain in particular, including GlaxoSmithKline, Newron Pharmaceuticals S.p.A, Depomed Inc., Novartis AG, UCB S.A, Pfizer and Eli Lilly. Many of the compounds in development by such companies are already marketed for other indications, such as anti-depressants or anti-seizure drugs. We are also aware of a small, privately-held specialty pharmaceutical company that may have begun early development of a high-concentration capsaicin patch for the treatment of PHN, for which the FDA has granted orphan drug designation, as well as early development of a local anesthetic patch for the treatment of PHN, HIV-DSP and PDN. If this company successfully completes its development efforts without violation of our intellectual property rights, it would compete against us. If it were granted orphan exclusivity and was approved by the FDA in an indication that we are attempting to gain approval for before our product candidate is approved, it would significantly harm our ability to commercialize NGX-4010. In addition, physicians employ other interventional procedures, such as nerve stimulation or nerve blocks, to treat patients with difficult to treat neuropathic pain conditions. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, such as vaccines, occur in the biopharmaceutical industry at a rapid pace. Any of these developments may render our product candidates obsolete or noncompetitive.

Many of our potential competitors, either alone or together with their partners, have substantially greater financial resources, research and development programs, clinical trial and regulatory experience, expertise in prosecution of intellectual property rights, and manufacturing, distribution and sales and marketing capabilities than we do. As a result of these factors, our competitors may:

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

A product intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for such a condition may be submitted to the FDA for “fast track” designation. Although we received fast track designation from the FDA for NGX-4010 for the treatment of HIV-DSP, there is no assurance that we will experience a faster development process, review or approval, compared to conventional FDA standards, or that the product will be approved at all. Further, we anticipate the FDA will, as is the case with other indications, require two successful Phase 3 studies in HIV-DSP to support an approval for that indication, and therefore, we may never seek approval for HIV-DSP or we will likely need to conduct one or more additional Phase 3 studies prior to submission of an NDA for HIV-DSP. The FDA may also withdraw our fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

We may not be able to obtain or maintain orphan drug exclusivity for NGX-4010.

The FDA granted us orphan drug status with regard to NGX-4010 for the treatment of HIV-DSP. In addition we may seek orphan drug status for other indications. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity—that is, for seven years, the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances. We may be unable to obtain orphan drug designations for any additional product candidates or exclusivity for any of our product candidates, or our potential competitors may obtain orphan drug exclusivity for capsaicin-based products competitive with our product candidates before we do, in which case we may be excluded from that market for the exclusivity period. In addition, orphan drug designation previously granted may be withdrawn under certain circumstances. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it if a competitive product based on the same active compound is shown to be clinically superior to our product. Although obtaining FDA approval to market a product with orphan exclusivity can be advantageous, there can be no assurance that it would provide us with a significant commercial advantage.

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

The existence of material weaknesses is an indication that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected in a future period, and the process of designing and implementing effective internal controls and procedures is a continuous effort that requires us to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. For example, in connection with our fiscal 2006 financial statement audit, our independent accounting firm informed us that they had identified material weaknesses in our internal controls relating to having insufficient personnel resources with sufficient technical accounting expertise within our accounting function. During 2007, we took steps to remediate these weaknesses and in connection with our fiscal 2007 financial statement audit, no material weaknesses were identified.

We cannot assure you that the material weaknesses identified in connection with our fiscal 2006 financial statement audit will not reoccur or that other material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. If we fail to maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company and we may not be able to provide any required report on the effectiveness of our internal controls. Any failure by us to timely provide the required financial information or provide any required report on the effectiveness of our internal controls could materially and adversely impact our financial condition and the market value of our securities.

Risks Related to Our Finances and Capital Requirements

We have incurred operating losses in each year since inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have not generated any revenue to date and we have incurred operating and net losses each year since our inception in 1998. Our net loss for the three months ended March 31, 2008 was approximately $8.0 million. As of March 31, 2008 we had an accumulated deficit of approximately $172.1 million. We expect to incur increasing losses for several years, as we develop, seek regulatory approvals for and commercialize NGX-4010, and continue other research and development activities. If NGX-4010 fails in clinical trials, does not gain regulatory approval or does not achieve market acceptance, we will not generate any revenue. We cannot assure you that we will be profitable even if we commercialize NGX-4010. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We will require substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs or commercialization efforts.

We had cash, cash equivalents and short term investments totaling $46.4 million at March 31, 2008 and during the three months ended March 31, 2008, we used cash of $8.3 million in operating activities. We expect our negative cash flows from operations to continue beyond potential regulatory approval and product launch and there can be no assurance that we will ever achieve positive cash flows from operations. Although we believe, based on our current operating plan that our cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months, the development and regulatory approval of NGX-4010 and other product candidates and the acquisition and development of additional products or product candidates by us, as well as the development of our sales and marketing capabilities, will require the commitment of substantial funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the need to conduct additional clinical trials;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the costs and timing of regulatory approval;

•	the costs of establishing or contracting for sales and marketing capabilities;

•	the extent to which we acquire or in-license new products, technologies or businesses;

•	the effect of competing technological and market developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Although we believe that we would have valid defenses to allegations that our current product candidates, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties of which we are aware, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that might be infringed by our products or other activities. For example, in June 2005, Winston Laboratories sent us a letter informing us of their U.S. patent related to ciscapsaicin, and suggested that our synthetic capsaicin formulation could infringe this patent. We responded in August 2005 by denying any infringement. In 2007, Winston has reiterated its claim and offered to discuss a license to its patent. We have responded by denying infringement. We believe that our products, if commercialized, will not infringe the Winston patent, which is due to expire in 2009, but may be extended under certain circumstances. There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. These parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages or possibly prevent us from commercializing our product candidates. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

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

Risks Related to an Investment in our Common Stock

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

The stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	delays in the process of seeking or our ability to obtain regulatory approvals;

•	results from and any delays related to the clinical trials for our product candidates;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	failure or delays in entering additional product candidates into clinical trials or in commencing additional clinical trials for current product candidates;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	delay in entering, or termination of, strategic partnership relationships;

•	third-party healthcare reimbursement policies or determinations;

•	actual or anticipated quarterly variations in our results of operations or those of our collaborators or competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	market conditions in the life sciences sector;

•	any major change in our board or management; and

•	general economic conditions and slow or negative growth of our markets.

We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the Securities and Exchange Commission and the NASDAQ Stock Market LLC. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. The lock-up agreements delivered by our executive officers and directors and other stockholders in connection with our initial public offering on May 1, 2007, expired on October 29, 2007. Subject to applicable securities law restrictions and other agreements between the company and certain of such stockholders, these shares are now freely tradable.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and their affiliates and significant stockholders beneficially own or control approximately 70% of the outstanding shares of our common stock as of March 31, 2008 (after giving effect to the exercise of all outstanding vested options and warrants exercisable within 60 days of such date). Accordingly, these executive officers, directors and their affiliates and significant stockholders acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Recent events in the credit markets have caused a liquidity crisis in certain credit facilities including mortgage-backed securities and auction-rate securities. In response to these events we have evaluated our investment portfolio and subsequent to December 31, 2007, we have either sold, at a gain, or realized the full value of asset backed securities and other relatively higher risk investments from our portfolio. While our invested balances do not include either mortgage-backed securities or auction-rate securities and our invested assets contain only highly liquid money market investments and high quality corporate or government obligations, we can not predict what effects a continued deterioration in credit markets may have on the companies that issued the corporate obligations, and how such potential effects may impact either the liquidity, principal balances, or rates of return of our cash equivalents and short-term investments. Further, there can be no assurance that there won’t be any future impairment of our investments if the sub-prime market crisis spreads to other sectors of the economy or if credit markets deteriorate further.

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

Initial Public Offering and Use of Proceeds

We registered our common stock, par value $0.001 per share, on a Registration Statement on Form S-1 (Registration No. 333-140501), for an IPO that was declared effective on May 1, 2007. On May 7, 2007 we completed the IPO by selling 4.0 million shares at $11.00 per share. Gross proceeds from the offering were $44.0 million. Total expenses for this offering were approximately $5.9 million, which included underwriting discounts and commissions of approximately $3.1 million and $2.8 million in other offering-related expenses. The net offering proceeds to us, after deducting total expenses were approximately $38.1 million. The underwriters of the IPO were Morgan Stanley & Co. Incorporated, Pacific Growth Equities, LLC, Lazard Capital Markets LLC and Susquehanna Financial Group, LLLP.

As of March 31, 2008, approximately $18.9 million of the proceeds of the offering had been used to fund the continued development of our lead product candidate NGX-4010 and initial planning of clinical development of NGX-4010 in PDN, $2.1 million in the development of our new product initiatives, NGX-1998 and our opioid prodrug platform, and $9.8 million for general corporate purposes including the repayment of notes payable, in accordance with their scheduled amortization. The remaining net proceeds have been invested in accordance with our investment policy. There have been no material changes to our planned use of proceeds from our IPO as described in our final prospectus dated May 1, 2007 filed with the SEC pursuant to Rule 424(b)(4).

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

In February 2008, we paid bonuses to our executive officers for corporate and individual performance in 2007. The disclosures pertaining to these bonuses are incorporated by reference into this Item 5 from, and are further described in, our definitive proxy statement, where they appear under the heading “Executive Compensation and Other Matters.”

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (1)	Specimen Common Stock Certificate.

4.2 (1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3 (2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4 (1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5 (1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9 (1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10 (1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11 (2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12 (2)	Form of Warrant to Purchase Common Stock.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008	NEUROGESX, INC. (Registrant)

/s/ Anthony A. DiTonno
Anthony A. DiTonno President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen F. Ghiglieri
Stephen F. Ghiglieri Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (1)	Specimen Common Stock Certificate.

4.2 (1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3 (2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4 (1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5 (1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9 (1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10 (1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11 (2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12 (2)	Form of Warrant to Purchase Common Stock.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.