Form 10-Q
period 2008-06-30
NeurogesX Inc
filed 2008-08-14
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, outstanding as of July 31, 2008: 17,540,001

NEUROGESX, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007, and the period from May 28, 1998 (date of inception) to June 30, 2008	2
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007, and the period from May 28, 1998 (date of inception) to June 30, 2008	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4T.	Controls and Procedures	24

PART II. OTHER INFORMATION		26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Submission of Matters to a Vote of Security Holders	46
Item 5.	Other Information	47
Item 6.	Exhibits	48

SIGNATURES		49

EXHIBIT INDEX		50

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$10,954	$31,478
Short-term investments	27,031	21,373
Prepaid expenses and other current assets	643	585

Total current assets	38,628	53,436
Property and equipment, net	505	453
Restricted cash	240	240
Other assets	35	56

Total assets	$39,408	$54,185

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$985	$1,712
Accrued compensation	773	680
Accrued research and development	1,742	1,198
Other accrued expenses	1,018	1,848
Notes payable - current portion	3,741	3,859

Total current liabilities	8,259	9,297
Non-current liabilities:
Notes payable – non-current portion	1,273	3,024
Deferred rent	254	156
Accrued research and development – non-current	—	347

Total non-current liabilities	1,527	3,527
Commitments and contingencies
Stockholders’ equity:
Common stock	18	17
Additional paid-in capital	208,603	205,417
Deferred stock-based compensation	(10)	(15)
Accumulated other comprehensive income	54	51
Deficit accumulated during the development stage	(179,043)	(164,109)

Total stockholders’ equity	29,622	41,361

Total liabilities and stockholders’ equity	$39,408	$54,185

See accompanying notes.

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 28, 1998 (inception) to June 30, 2008
	2008	2007	2008	2007
Operating expenses:
Research and development(1)	$4,174	$5,990	$9,955	$12,185	$105,342
General and administrative(2)	2,863	1,416	5,350	3,069	34,223

Total operating expenses	7,037	7,406	15,305	15,254	139,565

Loss from operations	(7,037)	(7,406)	(15,305)	(15,254)	(139,565)
Interest income	285	465	789	667	4,704
Interest expense	(214)	(317)	(457)	(649)	(2,383)
Other income (expense), net	22	301	39	360	(2,895)

Net loss before cumulative effect of change in accounting principle	(6,944)	(6,957)	(14,934)	(14,876)	(140,139)
Cumulative effect of change in accounting principle	—	—	—	—	(32)

Net loss	(6,944)	(6,957)	(14,934)	(14,876)	(140,171)
Accretion of redeemable convertible preferred stock	—	(1,188)	—	(4,626)	(38,872)

Loss attributable to common stockholders	$(6,944)	$(8,145)	$(14,934)	$(19,502)	$(179,043)

Net loss per common share – basic and diluted:
Loss per share attributable to common stockholders	$(0.40)	$(0.99)	$(0.85)	$(4.37)

Shares used to compute basic and diluted loss per share attributable to common stockholders	17,516,667	8,215,875	17,492,531	4,457,988

Non-cash stock-based compensation expense included in operating expenses:

(1) Research and development	$215	$176	$413	$525
(2) General and administrative	180	25	381	506

	$395	$201	$794	$1,031

See accompanying notes.

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,		Period from May 28, 1998 (inception) to June 30, 2008
	2008	2007
Operating activities
Net loss	$(14,934)	$(14,876)	$(140,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84	47	1,449
Amortization of debt issuance costs	99	99	393
Amortization of investment premiums	(528)	(202)	(964)
Stock-based compensation	794	1,031	7,749
Gain on sales of short-term investments	(39)	—	(39)
(Gain)/loss on disposal of fixed assets	—	—	82
Revaluation of preferred stock warrant liability	—	(360)	2,888
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(58)	(340)	(643)
Other assets	—	—	(116)
Accounts payable	(727)	535	985
Accrued compensation	93	67	773
Accrued research and development	197	388	1,742
Deferred rent	98	—	254
Other accrued expenses	(826)	(379)	1,027

Net cash used in operating activities	(15,747)	(13,990)	(124,591)
Investing activities
Purchases of short-term investments	(40,088)	(32,158)	(162,968)
Proceeds from maturities of short-term investments	21,251	3,502	123,245
Proceeds from sales of short-term investments	13,749	—	13,749
Change in restricted cash	—	—	(240)
Proceeds from disposal of property and equipment	—	—	6
Purchases of property and equipment	(136)	(29)	(2,042)

Net cash used in investing activities	(5,224)	(28,685)	(28,250)
Financing activities
Proceeds from notes payable	—	—	11,092
Repayment of notes payable	(1,948)	(754)	(5,921)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	10,083	96,187
Proceeds from issuance of warrants	14	—	150
Proceeds from issuance of common stock	2,381	38,398	62,287

Net cash provided by financing activities	447	47,727	163,795

Net increase/(decrease) in cash and cash equivalents	(20,524)	5,052	10,954
Cash and cash equivalents, beginning of period	31,478	11,908	—

Cash and cash equivalents, end of period	$10,954	$16,960	$10,954

Supplemental cash flow information
Cash paid for interest	$377	$462	$1,900

See accompanying notes.

NEUROGESX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The Company

Nature of Operations

NeurogesX, Inc. (the “Company”) is a biopharmaceutical company focused on developing and commercializing novel pain management therapies. The Company’s initial focus is on chronic peripheral neuropathic pain. The Company’s lead product candidate, NGX-4010, a synthetic capsaicin-based dermal patch designed to manage pain associated with peripheral neuropathic pain conditions, has completed three pivotal Phase 3 clinical trials that have met their primary endpoints, two in postherpetic neuralgia (“PHN”) and one in HIV-distal sensory polyneuropathy (“HIV-DSP”). The Company has also completed two Phase 3 trials for NGX-4010 that have not met their primary endpoints, one each in PHN and HIV-DSP.

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information on the same basis as the annual consolidated financial statements and in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated interim financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the balances and results for the periods presented. These unaudited condensed consolidated interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.

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

Initial Public Offering

The Company completed its initial public offering (“IPO”) and sold 4,000,000 shares of common stock at $11.00 per share on May 7, 2007. Gross proceeds from the offering totaled $44,000,000. The net offering proceeds to the Company, after deducting expenses of approximately $5,914,000, totaled $38,086,000. Upon the closing of the IPO, all of the outstanding shares of the Company’s redeemable convertible preferred stock converted to 8,722,013 shares of the Company’s common stock.

Private Placement

On December 28, 2007, the Company completed the first closing of a private placement in which the Company sold 3,638,741 shares of common stock at $6.18 per share and warrants at $0.125 per share to purchase 1,091,622 shares of its common stock. The stock and warrants were offered solely to accredited investors. On January 3, 2008, the Company completed the second closing of the private placement in which the Company issued 382,170 shares of common stock at $6.18 per share and warrants at $0.125 per share to purchase 114,651 shares of its common stock. The warrants from both closings have a term of five years, contain a net-exercise provision, and have an exercise price of $8.034 per share. The fair value of the warrants issued in the first closing was approximately $3,411,000 and the fair value of the warrants issued in the second closing was approximately $420,000. The fair value of the warrants issued in both closings was allocated from the net proceeds of the financing and was recorded in additional paid-in capital. The net proceeds to the Company from both closings, after deducting estimated expenses of approximately $1,227,000, totaled $23,773,000.

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

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$215	$176	$413	$525
General and administrative	180	25	381	506

Total stock-based compensation	$395	$201	$794	$1,031

The components of stock-based compensation expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Share based payments granted subsequent to December 31, 2005 under SFAS No. 123R	$392	$349	$788	$739
Compensation expense related to non-employee options and variable accounting for stock-based awards	1	(151)	1	(92)
Compensation expense related to forgiveness of non-recourse promissory notes	—	—	—	379
Amortization of deferred stock-based compensation	2	3	5	5

Total stock-based compensation	$395	$201	$794	$1,031

Certain of our stock options are granted to officers and employees with vesting acceleration features based upon the achievement of certain performance milestones. The timing of the attainment of these milestones may affect the timing of expense recognition under SFAS No. 123R.

The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted to employees and directors and for the Company’s Employee Stock Purchase Plan (“ESPP”) during the three and six-month periods ended June 30, 2008 and 2007 using the Black-Scholes valuation model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock Options
Expected dividend yield	0%	0%	0%	0%
Expected volatility	70%	71%	70%	71 – 77%
Expected life (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	3.4%	4.8%	3.1 – 3.4%	4.6 – 4.8%

ESPP
Expected dividend yield	0%	0%	0%	0%
Expected volatility	44 – 68%	44 – 61%	44 – 68%	44 – 61%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	1.9 – 5.0%	4.1 – 5.0%	1.9 – 5.0%	4.1 – 5.0%

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

The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to non-employees during the three and six-month periods ended June 30, 2008 and 2007 using the Black-Scholes valuation model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected dividend yield	0%	0%	0%	0%
Expected volatility	70%	71%	70%	71 – 77%
Expected life (in years)	7.5	6.8 – 9.0	7.5 – 7.8	6.8 – 9.0
Risk-free interest rate	4.0%	5.0 – 5.1%	3.5 – 4.0%	4.5 – 5.1%

Fair Value of Warrants Issued

In connection with the private placement of common stock in December 2007 and January 2008, the Company issued the investors warrants to purchase 1,206,273 shares of common stock with an exercise price of $8.034 per share. The warrants became exercisable immediately upon issuance and expire five years from issuance. The fair value of the warrants to purchase 1,091,622 shares of common stock issued in conjunction with the first closing of the private placement in December 2007 was approximately $3,411,000 and was determined using the Black-Scholes method with the following assumptions: expected volatility of 67%, a dividend yield of 0%, a risk-free interest rate of 3.52%, and an expected life of five years. The fair value of the warrants to purchase 114,651 shares of common stock issued in conjunction with the second closing of the private placement in January 2008 was approximately $420,000 and was determined using the Black-Scholes method with the following assumptions: expected volatility of 67%, a dividend yield of 0%, a risk-free interest rate of 3.26%, and an expected life of five years. The fair value of the warrants issued was allocated from the proceeds of the financing and was recorded in additional paid-in capital.

Comprehensive Loss

The Company reports comprehensive loss and its components as part of total stockholders’ equity. Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale investments. For the three and six months ended June 30, 2008 and 2007, comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(6,944)	$(6,957)	$(14,934)	$(14,876)
Changes in unrealized gains (losses)	(199)	33	3	35

Total comprehensive loss	$(7,143)	$(6,924)	$(14,931)	$(14,841)

The fluctuation in accumulated other comprehensive income represents the net change in fair value for invested assets as a result of changes in interest rates and other factors affecting fair value and as a result of sales of investments prior to their maturities. The cumulative effect of these periodic fluctuations is reflected as other comprehensive income on our balance sheet.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period less the weighted average unvested common shares subject to repurchase and without consideration of common stock equivalents. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common share and share equivalents outstanding for the period less the weighted average unvested common shares subject to repurchase. For purposes of this calculation, warrants and options to purchase common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands except share and per share data)
Numerator:
Net loss	$(6,944)	$(6,957)	$(14,934)	$(14,876)
Accretion of redeemable convertible preferred stock	—	(1,188)	—	(4,626)

Loss attributable to common stockholders	$(6,944)	$(8,145)	$(14,934)	$(19,502)

Denominator:
Weighted-average common shares outstanding	17,518,081	8,217,645	17,494,194	4,461,271
Less: Weighted-average unvested common shares subject to repurchase	(1,415)	(1,770)	(1,663)	(3,283)

Denominator for basic and diluted loss per share attributable to common stockholders	17,516,667	8,215,875	17,492,531	4,457,988

Basic and diluted loss per share attributable to common stockholders	$(0.40)	$(0.99)	$(0.85)	$(4.37)

	June 30,
	2008	2007
Historical outstanding securities not included in diluted loss per share attributable to common stockholder calculation:
Options to purchase common stock	1,480,999	823,175
Warrants outstanding	1,265,846	59,573
Common stock subject to repurchase	1,296	3,539

	2,748,141	886,287

Recently Issued Accounting Standards

Not Yet Adopted

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

Adopted in 2008

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

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and financial liabilities. The Company did not elect the fair value option under this Statement.

Note 3. Preferred Stock Warrants

In January and February 2007, the Company issued a total of 13,444,450 shares of Series C2 preferred stock at $0.75 per share upon exercise of warrants resulting in aggregate net cash proceeds of approximately $10,083,000.

In May 2007, the Company completed its IPO as a result of which all of the existing shares of the Company’s preferred stock were converted to common stock. At the time of the completion of the IPO, the Company had outstanding warrants to purchase 33,600 shares of its Series A preferred stock, 20,000 shares of its Series B preferred stock, and 840,000 shares of its Series C2 preferred stock. Upon the closing of the Company’s IPO, warrants to purchase 893,600 shares of the Company’s preferred stock were converted into warrants to purchase 59,573 shares of the Company’s common stock, of which, at June 30, 2008, warrants to purchase 56,000 shares of the Company’s common stock automatically exercise in the event of an acquisition of the Company.

For the three and six months ended June 30, 2007, the Company recorded approximately $301,000 and $360,000, respectively, reflected as other income for the decrease in fair value of all preferred stock warrants. Warrants to purchase the Company’s preferred stock were converted to warrants to purchase its common stock as a result of the Company’s IPO and not subject to fair value remeasurement after the completion of the Company’s IPO on May 7, 2007.

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

	Period from April 1, 2007 to May 7, 2007	Period from January 1, 2007 to May 7, 2007
Expected dividend yield	0%	0%
Expected volatility	73%	59 – 74%
Expected life	6.2 – 6.8	1.6 – 6.8
Risk-free interest rate	4.6%	4.6 – 4.9%

Note 4. Cash and Cash Equivalents and Short-Term Investments

The following are summaries of cash, cash equivalents and short-term investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2008:
Cash and money market funds	$9,908	$—	$—	$9,908
Corporate notes	2,513	—	(3)	2,510
Commercial paper	25,510	57	—	25,567

	$37,931	$57	$(3)	$37,985

Reported as:
Cash and cash equivalents				$10,954
Short-term investments				27,031

				$37,985

As of December 31, 2007:
Cash and money market funds	$31,478	$—	$—	$31,478
Commercial paper	10,839	47	—	10,886
Corporate debt securities	5,751	1	(1)	5,751
Asset-backed securities	4,732	4	—	4,736

	$52,800	$52	$(1)	$52,851

Reported as:
Cash and cash equivalents				$31,478
Short-term investments				21,373

				$52,851

At June 30, 2008 and December 31, 2007, the contractual maturities of investments held were less than one year. During the three and six months ended June 30, 2008, the Company received approximately $7,704,000 and $13,749,000, respectively, in gross proceeds from the sales of certain short-term investments in commercial paper and recognized approximately $22,000 and $39,000 in realized gains, which were recorded as other income. The Company did not sell any of its investments prior to maturity during the three and six months ended June 30, 2007.

Note 5. Fair Value Measurements

In accordance with SFAS No. 157, the following table represents the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis and their level within the fair value hierarchy as of June 30, 2008 (in thousands):

	Fair Value Measurements at June 30, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$9,435	$—	$—	$9,435
Commercial paper	—	25,567	—	25,567
Corporate notes	—	2,510	—	2,510

Total financial assets measured at fair value	$9,435	$28,077	$—	37,512

Components of cash and cash equivalents not measured at fair value:
Operating cash				473

Total cash and cash equivalents and short-term investments				$37,985

Note 6. Stockholders’ Equity

Notes Receivable from Stockholders

In January 2007, the Company’s board of directors forgave all outstanding non-recourse promissory notes from certain current and former officers of the Company in the amount of $379,000, including accrued interest, which was recorded as part of stock-based compensation. These non-recourse promissory notes were issued in exchange for the exercise of stock options to purchase an aggregate 128,886 shares of common stock and in exchange for 140,000 shares of the Company’s common stock issued under restricted stock purchase agreements.

2000 Stock Incentive Plan and 2007 Stock Plan

During the three months ended June 30, 2008 the Company granted options to purchase a total of 103,500 shares of the Company’s common stock to employees and members of the board of directors with a fair value of approximately $225,700 that is expected to be amortized through 2012. During the three months ended June 30, 2007, the Company granted options to purchase a total of 55,750 shares of the Company’s common stock to employees and members of the board of directors with a fair value of approximately $281,000 that is expected to be amortized through 2011, as of June 30, 2008.

During the six months ended June 30, 2008 the Company granted options to purchase a total of 420,750 shares of the Company’s common stock to employees and members of the board of directors with a fair value of approximately $1,319,000 that is expected to be amortized through 2012. During the six months ended June 30, 2007, the Company granted options to purchase a total of 175,074 shares of the Company’s common stock to employees, consultants and members of the board of directors with a fair value of approximately $1,728,000 that is expected to be amortized through 2011, as of June 30, 2008.

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

•

the filing of additional data in connection with our marketing authorization application, or MAA, for NGX-4010 and the potential effect, if any, on the timing of the MAA review process as a result of filing such additional information or alterations in the scope of indications for which we are seeking approval under such MAA;

•	potential partners for commercialization of NGX-4010 or other product candidates in the European Union;

•	the sufficiency of existing resources to fund our operations into mid-2009;

•	potential receipt of product candidate regulatory approval, and the timing of the review process in connection with such approval, if any;

•	plans to extend possible product labeling of NGX-4010 in the United States beyond PHN to potentially include PDN and HIV-DSP;

•	potential development plans with respect to NGX-1998;

•	losses, costs and expenses and cash flows;

•	potential competitors and competitive products;

•	our plans for sales, marketing and manufacturing activities;

•	capital requirements and our needs for additional financing;

•	patents and our and others’ intellectual property; and

•	expected future sources of revenue and capital.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates;

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

Overview

We are a biopharmaceutical company focused on developing and commercializing novel pain management therapies. We are assembling a portfolio of pain management product candidates and are developing innovative new therapies based on known chemical entities. Our initial focus is on chronic peripheral neuropathic pain, including postherpetic neuralgia, or PHN, painful HIV-distal sensory polyneuropathy, or HIV-DSP, and painful diabetic neuropathy, or PDN. Our most advanced product candidate, NGX-4010, a synthetic capsaicin-based dermal patch designed to manage pain associated with peripheral neuropathic pain conditions, has completed three pivotal Phase 3 clinical trials that met their primary endpoints, two in PHN and one in HIV-DSP. The results of these successful studies demonstrated that a single 30- or 60-minute application of NGX-4010, depending on the indication, may provide at least 12 weeks of clinically-meaningful pain relief. We have also completed two Phase 3 trials for NGX-4010 that have not met their primary endpoints, one in PHN and one in HIV-DSP. We intend to submit a new drug application, or NDA, with the FDA for NGX-4010 for PHN in 2008 based on our two successfully completed Phase 3 studies in PHN.

In September 2007, our MAA, which was based upon our then available clinical trials data including two Phase 3 studies that met their primary endpoints, one each in PHN and HIV-DSP, was accepted for review by the European Medicines Agency, or EMEA. This application was accepted under the centralized procedure and seeks approval for NGX-4010 for peripheral neuropathic pain, which if approved may allow for the marketing of NGX-4010 for all peripheral neuropathic pain indications including but not limited to PHN, HIV-DSP and PDN, among others. We intend to supplement our MAA filing with clinical data that became available after our initial filing, including our two most recent Phase 3 studies, one in PHN that met its primary endpoint and one in HIV-DSP that did not. The incorporation of significant additional clinical data to our MAA could delay the EMEA’s decision. Subsequent to our submitting this additional data, and after evaluating the EMEA’s response to that data, we could decide to continue, or to withdraw and potentially resubmit, our MAA. We intend to pursue with the European regulatory authorities the possible approval for peripheral neuropathic pain. However, our MAA may be limited to specific neuropathic pain indications, such as PHN.

We are currently focusing our resources on seeking marketing approval of NGX-4010 in both the United States and Europe and preparing for potential commercialization if NGX-4010 is approved. We are currently evaluating our future clinical development program in NGX-4010 with respect to PDN and HIV-DSP. We are also developing a non-patch liquid formulation of synthetic capsaicin, NGX-1998, for which we filed an Investigational New Drug application, or IND, in the second quarter of 2008 and for which we have commenced a Phase 1 study in that quarter. We are currently evaluating our overall development program with regard to NGX-1998 and considering what we believe to be the most effective allocation of resources between the NGX-1998 and NGX-4010 development programs. In addition, we are developing an opioid prodrug program for use in managing pain associated with other chronic pain conditions as well as an analgesic prodrug program for use in managing pain associated with both chronic and acute pain conditions. We have conducted preliminary non-clinical evaluations in these programs and intend to seek a potential partner for the continued development of potential product candidates under these programs. We hold all worldwide commercial rights to our product candidates and are actively engaged in discussions with potential commercial partners for both our NGX-4010 and NGX-1998 product candidates, with a primary focus on European commercialization.

We were incorporated in 1998 as Advanced Analgesics, Inc., and commenced operations in 2000 as NeurogesX, Inc. From inception through 2001 our primary activities were related to formulation development and preclinical studies of our lead product candidate NGX-4010. Since 2002, our focus has expanded to include clinical development of our lead product candidate, NGX-4010, establishing sources of supply and manufacturing processes for NGX-4010 and, more recently, regulatory activities including the submission of our MAA in September 2007 and the preparation of our NDA, which we expect to submit in 2008. Our focus has also recently expanded to include the initiation of clinical and preclinical evaluation of additional product candidates, such as NGX-1998 and our opioid prodrug program and analgesic prodrug candidates.

We are a development stage company. To date, we have not generated any revenues and have funded our operations primarily by selling equity securities and establishing debt facilities. We have incurred significant losses since our inception. As of June 30, 2008, we had a deficit accumulated during the development stage of approximately $179.0 million, of which approximately $38.9 million represents non-cash charges for the accretion of redeemable convertible preferred stock. We expect to continue to incur annual operating losses over the next several years and those losses may increase as we continue our efforts to gain marketing approval for NGX-4010 in the United States and the European Union, prepare for potential commercialization if NGX-4010 is approved for marketing, and continue development of our product candidates.

Critical Accounting Policies and Significant Judgments and Estimates

As of the date of the filing of this quarterly report, we believe that there have been no material changes to our critical accounting policies during the six months ended June 30, 2008 compared to those discussed in our 2007 Form 10-K, filed on March 26, 2008. Certain of our accounting policies require the use of management judgment and estimates, of which we present the material updates below, and actual results may differ from those estimates.

Stock-Based Compensation

The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted to: employees and directors; non-employees; and for our Employee Stock Purchase Plan, or ESPP, during the three and six-month periods ended June 30, 2008 and 2007 using the Black-Scholes valuation model:

Employees:	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock Options
Expected dividend yield	0%	0%	0%	0%
Expected volatility	70%	71%	70%	71 – 77%
Expected life (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	3.4%	4.8%	3.1 – 3.4%	4.6 – 4.8%

ESPP
Expected dividend yield	0%	0%	0%	0%
Expected volatility	44 – 68%	44 – 61%	44 – 68%	44 – 61%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	1.9 – 5.0%	4.1 – 5.0%	1.9 – 5.0%	4.1 – 5.0%

Non-employees:	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected dividend yield	0%	0%	0%	0%
Expected volatility	70%	71%	70%	71 – 77%
Expected life (in years)	7.5	6.8 – 9.0	7.5 – 7.8	6.8 – 9.0
Risk-free interest rate	4.0%	5.0 – 5.1%	3.5 – 4.0%	4.5 – 5.1%

Certain of our stock options are granted to officers and employees with vesting acceleration features based upon the achievement of certain performance milestones. The timing of the attainment of these milestones may affect the timing of the expense recognition under Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or SFAS No. 123R.

We recognized stock-based compensation expense, which includes the fair value of options granted since January 1, 2006 under SFAS No. 123R, amortization of deferred stock-based compensation, the costs of awards to consultants, expenses related to awards to employees subject to variable accounting and forgiven notes receivable and related interest, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$215	$176	$413	$525
General and administrative	180	25	381	506

Total stock-based compensation	$395	$201	$794	$1,031

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

In accordance with SFAS No. 157, the following table represents our financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis and their level within the fair value hierarchy as of June 30, 2008 (in thousands):

	Fair Value Measurements at June 30, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$9,435	$—	$—	$9,435
Commercial paper	—	25,567	—	25,567
Corporate notes	—	2,510	—	2,510

Total financial assets measured at fair value	$9,435	$28,077	$—	37,512

Components of cash and cash equivalents not measured at fair value:
Operating cash				473

Total cash and cash equivalents and short-term investments				$37,985

A discussion of other recently issued accounting standards can be found in Note 2 of the unaudited condensed consolidated financial statements.

Results of Operations

Our research and development expenses consist of internal and external costs. Our internal costs are primarily employee salaries and benefits, contract employee expense, allocated facility and other overhead costs. Our external costs are primarily expenses related to our clinical trials, such as the cost of clinical research organizations and clinical investigators, as well as expenses related to formulation development, manufacturing process development and costs associated with the preparation and filing of regulatory submissions and non-clinical studies.

For the period from inception through June 30, 2008, NGX-4010 has accounted for in excess of 90% of our external research and development expenses. Specifically, in the three and six-month periods ended June 30, 2008, our external research and development expenses totaled approximately $1.7 million and $5.1 million, respectively, and of these amounts 89% and 91%, respectively, were incurred in programs related to NGX-4010. In the three and six-month periods ended June 30, 2007, our external research and development expenses totaled approximately $4.0 million and $8.0 million, respectively, and of these amounts 93% and 95%, respectively, were incurred in programs related to NGX-4010. We commence tracking the separate, external costs of a project when we determine that a project has a reasonable chance of entering clinical development. We use our internal research and development resources across several projects and many resources are not attributable to specific projects. Accordingly, we do not account for our internal research and development costs on a project basis. However, over time, we believe that our internal costs are expended on each development project generally in proportion to our external development costs for such project relative to total external development costs.

The process of conducting preclinical testing and clinical trials necessary to obtain FDA and other regulatory approvals is costly and time consuming. The probability of success for each product candidate may be affected by a variety of factors, including, among others, results of non-clinical studies, the development of manufacturing capabilities, successful clinical results, determination of regulatory authorities on the safety and efficacy of our product candidates, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future product candidate development or when or to what extent we will generate revenues from commercialization and sale of any of our product candidates. Currently we are primarily focused on attaining market approval for NGX-4010 in the United States for PHN and in the European Union for peripheral neuropathic pain and preparing for a product launch of NGX-4010 if marketing approval is attained. We filed an MAA, accepted by the EMEA in September 2007, and we currently plan to file an NDA in the United States in the second half of 2008. We believe that the clinical development efforts to support submission of an NDA for NGX-4010 are complete. Our clinical development efforts with respect to possible label extension beyond PHN for NGX-4010 and our full clinical development program for NGX-1998 are currently being evaluated and as such, we anticipate that our overall research and development expenses, excluding non-cash stock-based compensation expense, in the coming quarters may be lower than recent historical levels but will likely increase again next year as we expect to begin larger scale studies in one or more of these product candidates.

Our general and administrative expenses consist primarily of salaries and benefits, professional fees related to our administrative, finance, human resource, legal and information technology functions, marketing expenses, including expenses associated with pre-commercialization activities, costs associated with our status as a public company and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. We anticipate that our general and administrative expenses, excluding non-cash stock-based compensation expense, will increase in absolute dollars and also as a percentage of total expenses as we continue to prepare for the transition from a clinical development company to a commercial enterprise if our lead product candidate achieves regulatory approval. These increases are likely to be attributable to increasing marketing activities in anticipation of and upon receipt of, required regulatory approvals and the costs of hiring and deploying a sales force in the United States to support a commercial launch of our product should we achieve FDA approval. Additional increases are likely to be attributable to investments in general and administrative infrastructure to support potential commercial activities.

Comparison of Three Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
	(in thousands, except percentages)
Research and development expenses	$(4,174)	$(5,990)	$(1,816)	(30%)
General and administrative expenses	(2,863)	(1,416)	1,447	102%
Interest income	285	465	(180)	(39%)
Interest expense	(214)	(317)	(103)	(32%)
Other income (expense), net	22	301	(279)	(93%)

Research and Development Expenses. Research and development expenses decreased approximately $1.8 million, or 30%, to $4.2 million in the three months ended June 30, 2008 from $6.0 million for the same period in 2007. Research and development expenses decreased primarily as a result of a $2.0 million decrease in clinical study related costs associated with NGX-4010. During the second quarter of 2007, we were conducting two Phase 3 clinical trials, whereas in the second quarter of 2008, we were in the process of winding down our most recently completed Phase 3 clinical trial. Also contributing to the decrease was a $0.2 million decrease in spending related to NGX-1998, which resulted from the completion of IND-enabling non-clinical toxicology studies and a Phase 1 clinical study under an exploratory IND in the 2007 period, whereas in the 2008 period we transitioned to submitting an IND and initiating our first Phase 1 study under that IND. These decreases were partially offset by a $0.2 million increase in spending related to our manufacturing support infrastructure as we continue to build that organization to support our regulatory submissions and prepare for potential commercial launch of our lead product candidate if marketing approval is attained.

General and Administrative Expenses. General and administrative expenses increased approximately $1.4 million, or 102%, to $2.9 million in the three months ended June 30, 2008 from $1.4 million for the same period in 2007. General and administrative expenses increased primarily as a result of a $0.6 million increase in spending for pre-commercialization activities such as medical education, marketing materials development and for work in support of our pricing and reimbursement strategies. Also contributing to the increase was a $0.4 million increase in general and administrative and marketing employee-related expenses as a result of an increase in staffing in support of being a public company and pre-commercialization activities. In addition, there was a $0.2 million increase in professional fees and a $0.2 million increase in non-cash stock-based compensation expense.

Interest income. Interest income decreased approximately $0.2 million, or 39%, to $0.3 million in the three months ended June 30, 2008 from $0.5 million for the same period in 2007. This decrease was primarily attributable to a decrease in the rate of return on our invested assets as rates declined in the market in general, and as we moved our invested assets to investments of lower relative risk in light of events in the credit markets. These effects were partially offset by a higher average invested asset balance during the three months ended June 30, 2008. The average invested balance was impacted by the timing of the closings of both our IPO in May 2007 and our private placement transactions in December 2007 and January 2008.

Interest expense. Interest expense decreased approximately $0.1 million, or 32%, to $0.2 million in the three months ended June 30, 2008 from $0.3 million for the same period in 2007. This decrease was related to the reduction in the outstanding principal balance of notes payable as a result of the scheduled repayment of principal on those notes payable.

Other income (expense), net. Other income (expense), net, decreased approximately $0.3 million, or 93%, to less than $0.1 million in the three months ended June 30, 2008 from $0.3 million for the same period in 2007. The other income amount of $0.3 million in the second quarter of 2007 was attributable to a decline in the fair value of our preferred stock warrant liability in the second quarter of 2007. Due to the conversion of all outstanding shares of preferred stock into common stock in connection with our IPO in the second quarter of 2007, these warrants became exercisable for common stock and are no longer required to be recorded at fair value at each quarter-end. We performed a final remeasurement in the period ended June 30, 2007 and have ceased to record any further periodic fair value adjustments. The other income amount of less than $0.1 million in the second quarter of 2008 was attributable to the realized gains on the sales of certain short-term investments in commercial paper in the second quarter of 2008.

Comparison of Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
	(in thousands, except percentages)
Research and development expenses	$(9,955)	$(12,185)	$(2,230)	(18%)
General and administrative expenses	(5,350)	(3,069)	2,281	74%
Interest income	789	667	(122)	(18%)
Interest expense	(457)	(649)	(192)	(30%)
Other income (expense), net	39	360	(321)	(89%)

Research and Development Expenses. Research and development expenses decreased approximately $2.2 million, or 18%, to $10.0 million in the six months ended June 30, 2008 from $12.2 million for the same period in 2007. Research and development expenses decreased primarily as a result of a $2.6 million decrease in clinical study related costs associated with NGX-4010. During the six months ended June 30, 2007, we were conducting two Phase 3 clinical trials, whereas in the same period in 2008, we were in the process of completing our latest Phase 3 clinical trial. Also contributing to the decrease was a $0.2 million decrease in spending related to NGX-1998 which resulted from the completion of IND-enabling non-clinical toxicology studies and a Phase 1 clinical study under an exploratory IND in the 2007 period, whereas in the 2008 period we transitioned to submitting an IND and initiating our first Phase 1 study under that IND. An additional decrease was related to a $0.1 million decrease in non-cash stock-based compensation expense. These decreases were partially offset by a $0.3 million increase in spending related to our manufacturing support infrastructure as we continue to build that organization to support our regulatory submissions and prepare for potential commercial launch of our lead product candidate if marketing approval is attained, as well as manufacturing development costs associated with NGX-1998. Additional increases related to a $0.2 million increase in regulatory and quality assurance expenses related to an increase in staffing in support of our MAA and preparation for an NDA filing later this year and a $0.1 million increase in research in support of our new product initiatives.

General and Administrative Expenses. General and administrative expenses increased approximately $2.3 million, or 74%, to $5.4 million in the six months ended June 30, 2008 from $3.1 million for the same period in 2007. General and administrative expenses increased primarily as a result of a $0.9 million increase in spending for pre-commercialization activities such as marketing materials development, work in support of our pricing and reimbursement strategies, medical education activities and participation in key medical conferences. Additional increases included a $0.9 million increase in general and administrative and marketing employee-related expenses as a result of an increase in staffing in support of being a public company and in support of pre-commercialization activities. Employee-related general and administrative expense also increased as a result of the initiation of our board compensation program upon completion of our IPO. Other increases were due to costs of being a public company including a $0.6 million increase in professional and corporate fees, including legal fees, directors and officers’ insurance expense and costs associated with our new facility lease, which commenced upon the move to our new corporate headquarters in San Mateo, California in October 2007. These increases were partially offset by a $0.1 million decrease in non-cash stock-based compensation expense.

Interest income. Interest income increased approximately $0.1 million, or 18%, to $0.8 million in the six months ended June 30, 2008 from $0.7 million for the same period in 2007. This increase was primarily attributable to a higher average invested asset balance during the period partially offset by a decrease in the rate of return on our invested assets as rates declined in the market, in general, and as we moved our invested assets to investments of lower relative risk in light of events in the credit markets. The average invested balance was impacted by the timing of the closings of both our IPO in May 2007 and our private placement transactions in December 2007 and January 2008.

Interest expense. Interest expense decreased approximately $0.2 million, or 30%, to $0.5 million in the six months ended June 30, 2008 from $0.6 million for the same period in 2007. This decrease was related to the reduction in the outstanding principal balance of notes payable as a result of the scheduled repayment of principal on those notes payable.

Other income (expense), net. Other income (expense), net, decreased approximately $0.3 million, or 89%, to less than $0.1 million in the six months ended June 30, 2008 from $0.4 million for the same period in 2007. The other income amount of $0.4 million in the first half of 2007 was attributable to a decline in the fair value of our preferred stock warrant liability. Due to the conversion of all outstanding shares of preferred stock into common stock in connection with our IPO in the second quarter of 2007, these warrants became exercisable for common stock and are no longer required to be recorded at fair value at each quarter-end. We performed a final remeasurement in the period ended June 30, 2007 and have ceased to record any further periodic fair value adjustments. The other income amount of less than $0.1 million in the first half of 2008 was attributable to the realized gains on the sales of certain short-term investments in commercial paper.

Liquidity and Capital Resources

Since our inception through June 30, 2008, we have financed our operations primarily through private placements and a public offering of our equity securities and, to a lesser extent, through debt facilities. Through June 30, 2008, we have received approximately $158.6 million from the sale of our equity securities, net of issuance costs. On May 7, 2007, we completed an IPO of our common stock which resulted in net cash proceeds, after deducting total expenses including underwriting discounts and commissions and other offering-related expenses, of approximately $38.1 million. On December 28, 2007, we completed the first closing of a private placement of our common stock and warrants resulting in net cash proceeds of $21.5 million and on January 3, 2008, we completed the second closing of this private placement of our common stock and warrants resulting in net cash proceeds of $2.3 million.

As of June 30, 2008, we had approximately $38.0 million in cash, cash equivalents and short-term investments. Our cash and investment balances are held in a variety of interest bearing instruments including corporate bonds, commercial paper and money market funds. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. Further, to reduce portfolio risk through diversification, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. Recent events in the credit markets have caused a liquidity crisis in certain credit facilities including mortgage-backed securities and auction-rate securities. In response to these events we evaluated, and continue to evaluate, our investment portfolio and subsequent to December 31, 2007, we either sold, at a gain, or realized the full value of asset backed securities and other relatively higher risk investments from our portfolio. While our invested balances as of June 30, 2008 do not include either mortgage backed securities or auction-rate securities and our invested assets contain only highly liquid money market investments and high quality corporate obligations, we can not predict what effects a continued deterioration in credit markets may have on the companies that issued the corporate obligations, and how such potential effects may impact the liquidity, principal balances or rates of return of our cash equivalents and short-term investments. Further, there can be no assurance that there won’t be any future impairment of our investments if the sub-prime market crisis spreads to other sectors of the economy or if credit markets deteriorate further.

Net cash used in operating activities was approximately $15.7 million and $14.0 million during the six months ended June 30, 2008 and 2007, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, internal personnel costs associated with our research and development programs and infrastructure costs supporting our research and development activities. Included in net cash used in operating activities are net changes in assets and liabilities affecting cash, including significant reductions in accounts payable and other accrued expenses during the six months ended June 30, 2008 due to the timing of research and development activities as well as the timing of our payments to our suppliers, vendors and employees.

Net cash used in investing activities was approximately $5.2 million and $28.7 million during the six months ended June 30, 2008 and 2007, respectively. Investing activities consist primarily of the purchase, sale and maturity of marketable securities and, to a lesser extent, the purchase of capital equipment. Net cash used in investing activities was significantly lower in the six months ended June 30, 2008 compared to the same period in 2007 due to the investment of a majority of the net proceeds generated from our IPO, completed on May 7, 2007, in short-term investments in the 2007 period. Purchases of property and equipment were not significant during these periods. However, we expect that property and equipment expenditures may increase over the next 12 to 24 months as a result of potential requirements to support increased personnel as we continue to build our organization in anticipation of the planned commercial launch of NGX-4010.

Net cash provided by financing activities was approximately $0.4 million and $47.7 million during the six months ended June 30, 2008 and 2007, respectively. Financing activities consisted primarily of net proceeds from the sale of our common stock and warrants and the exercise of options in the six months ended June 30, 2008 and net proceeds from our IPO and the exercise of warrants underlying our preferred stock in the six months ended June 30, 2007, partially offset by principal repayments on our venture loan financing arrangements made during both periods.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the costs and timing of regulatory approvals;

•	the conduct of manufacturing activities including process development and manufacture of clinical product supply and potentially commercial product supply;

•	the cost of pre-commercial activities;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements that we have or may establish;

•	the costs of establishing sales and marketing infrastructure, distribution capabilities and potentially a sales force;

•	the costs and timing of any post-approval regulatory commitments;

•	the progress of our development programs including the number, size and scope of clinical trials and non-clinical development;

•	the success of the commercialization of our products;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

We believe that our existing cash and investments will be sufficient to meet our projected operating requirements into mid-2009. To date, however, we have incurred recurring net losses and negative cash flows from operations. Until we can generate significant cash from our operations, if ever, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities as well as potentially through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect the launch of our product candidates, if approved for marketing, or our ability to continue in business. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

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

Our success depends substantially on obtaining regulatory approval for our most advanced product candidate, NGX-4010, a dermal patch containing a high-concentration of synthetic capsaicin. Regulatory approval in the United States, requires the completion of extensive non-clinical and clinical evaluation of a product candidate to demonstrate substantial evidence of safety and efficacy of the product candidate, as well as development of manufacturing processes which demonstrate the ability to reliably and consistently produce the product candidate under Good Manufacturing Practice regulations. Each of these elements include certain judgments of applicable regulatory requirements of what will ultimately be deemed acceptable to the regulatory authority. There can be no assurance that any or all aspects of our development program or our manufacturing processes will satisfy the regulatory requirements for approval, the failure of which to do so would significantly delay or even prevent approval of our product candidate and seriously harm our ability to generate revenue. NGX-4010 has been evaluated in three completed Phase 3 clinical trials for the management of pain associated with PHN, one of which did not meet its primary endpoint, and two completed Phase 3 clinical trials for the management of pain associated with HIV-DSP, one of which did not meet its primary endpoint. The FDA generally requires successful completion of at least two adequate and well-controlled Phase 3 clinical trials for each indication for which we seek marketing approval before submission of an NDA. Although our analyses of two Phase 3 studies in PHN indicated that their primary endpoints were met, the FDA may not agree with our analyses and may require that we complete additional studies or perform other activities to support an approval of the PHN indication. We may not have adequate financial or other resources to pursue this product candidate through regulatory approval or through commercialization. If we do not receive marketing approval from the FDA we will not be able to commercialize NGX-4010 in the United States. Further, if the FDA delays approval as a result of requirements to conduct additional clinical studies, commercialization of NGX-4010 could be significantly delayed. Significant delay or the inability to commercialize NGX-4010 in the United States would significantly harm our business and as a result we may be unable to become profitable or continue our operations, or, even if we are able to commercialize in the United States, there can be no assurance that we can become profitable. As a consequence of any of these factors, our stock price would be adversely affected. We intend to seek FDA approval for NGX-4010 for PHN. We are continuing to evaluate whether to seek approval for NGX-4010 in HIV-DSP and whether additional studies would be necessary to achieve such an approval. If we decide to seek approval in HIV-DSP, we would do so no sooner than after the FDA has completed its review of the PHN NDA submission, which we anticipate may take approximately 12 months from the date of our submission of an NDA to the FDA, but could be significantly longer. Further, we may decide not to conduct further studies in HIV-DSP and ultimately may not seek approval of the HIV-DSP indication, in which case our potential revenues could be negatively impacted.

We may not be successful in obtaining European regulatory approval for NGX-4010.

Our MAA for NGX-4010 was accepted by the EMEA in September 2007. Our filing relied on published scientific literature for certain basic research data and there can be no assurance that the European authorities will accept that these literature references satisfy the MAA requirements for such data. We are requesting marketing authorization for a broad indication of peripheral neuropathic pain for NGX-4010 based on the results of our first two completed Phase 3 clinical trials that met their primary endpoints, one for the treatment of PHN and the other for the treatment of HIV-DSP which were initially submitted as part of our filing. We have received the EMEA’s initial questions regarding our application and are currently in the process of responding to those questions. As part of our response, we intend to submit additional data including data from our most recently completed Phase 3 study in PHN, the results of a recently completed long term safety study as well as the available results of our most recently completed Phase 3 study in HIV-DSP, where the primary endpoint was not met. As a result of this significant addition of data to our response to the EMEA’s initial questions, we have requested and have been granted an extension of time to submit our response to the EMEA. Due to the significant amount of additional data we intend to include in the MAA, the EMEA’s decision regarding our MAA could be delayed. Subsequent to our submitting this additional data, and after evaluating the EMEA’s response to that data, we could decide to continue, or withdraw and potentially resubmit, our MAA. In the event of withdrawal and resubmission, the timing to potential approval of our product in Europe would be significantly delayed. Further, our failure to adequately address the EMEA’s questions or to do so in a timely manner may result in our not achieving approval for NGX-4010 in Europe. Further, if we do obtain marketing authorization, the authorization may not be as broad as we would like. For example, the EMEA may only approve NGX-4010 for particular neuropathic pain indications for which we submit sufficient data, rather than accepting such data as supportive of a broad marketing authorization for peripheral neuropathic pain in general. The EMEA may determine that the data we submit are not sufficient for a favorable opinion and may halt or delay the approval process. If NGX-4010 does not receive European marketing authorization, we will not be able to commercialize the product in Europe. Consequently, our ability to generate revenue will be significantly harmed, we may be unable to become profitable or continue our operations and our stock price will be adversely affected.

We will require substantial additional funding and may be unable to raise capital when needed.

We had cash, cash equivalents and short-term investments totaling $38.0 million at June 30, 2008 and during the six months ended June 30, 2008, we used cash of $15.7 million in operating activities. We expect our negative cash flows from operations to continue beyond potential regulatory approval and product launch and there can be no assurance that we will ever achieve positive cash flows from operations. Although we believe, based on our current operating plan that our cash, cash equivalents and short-term investments will be sufficient to fund our operations into mid-2009, the development and regulatory approval of NGX-4010, NGX-1998 and other product candidates and the development of our sales and marketing capabilities, as well as the potential acquisition and development of additional products or product candidates by us, will require substantial additional funding.

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

Before obtaining regulatory approvals for the commercial sale of NGX-4010 or any other product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that the product is both safe and effective for use in each target indication. Clinical trial results from the study of neuropathic pain are inherently difficult to predict. The primary measure of pain is subjective patient feedback, which can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical study. The results we have obtained in completed clinical trials may not be predictive of results from our ongoing or future trials. Additionally, we may suffer significant setbacks in advanced clinical trials, even after promising results in earlier studies.

Some of our trial results have been negatively affected by factors that had not been fully anticipated prior to our examination of the trial results. For example, as is the case in our most recent Phase 3 study in HIV-DSP, we have from time to time observed a significant “placebo effect” within our control groups—a phenomenon in which a sham treatment or, in the case of our studies, a low-dose capsaicin treatment that we believed would not be effective, results in a beneficial effect Although we design our clinical study protocols to address known factors that may negatively affect our study results, there can be no assurance that our protocol designs will be adequate or that factors that we may or may not be aware of or anticipate, will not have a negative effect on the results of our clinical trials, which could significantly disrupt our efforts to obtain regulatory approvals and commercialize our product candidates. Furthermore, once a study has commenced, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable safety risk to patients. In our completed Phase 3 trials there have been three serious adverse events (totaling less than 1%) related to NGX-4010, two related to pain and one case of hypertension. In our PHN studies C108 and C110, more cardiac adverse events occurred in subjects treated with NGX-4010 than subjects receiving the control patch. Evaluation of these adverse events did not indicate that they were treatment related. In our most recent PHN studies, C116 and C117, a similar number of subjects in the NGX-4010 and control groups had cardiac events. However, future late stage clinical trials in other indications or in a larger patient population could reveal more frequent, more severe or additional side effects that were not seen or deemed unrelated in earlier studies, any of which could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities stopping further development of or denying approval of our product candidates. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial, modify our regulatory strategy or even discontinue development of one or more of our product candidates.

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

We have not prepared for or conducted any NGX-4010 clinical trials for indications other than PHN, HIV-DSP and PDN. We have conducted one Phase 2 clinical trial for the use of NGX-4010 for the management of PDN. PDN represents a much larger market opportunity than either PHN or HIV-DSP, and unless we successfully complete required clinical trials and obtain regulatory approvals for the use of NGX-4010 for PDN patients, we will be unable to market NGX-4010 for this indication in the United States and possibly in other countries including those in the European Union. If this occurs, our long term ability to succeed will be significantly and negatively impacted. We believe that to market NGX-4010 in the United States for future indications, including PDN, we will have to conduct two successful Phase 3 trials for those indications, and that for PDN in particular, we may be required to perform additional safety studies. We are evaluating our development programs related to PDN in NGX-4010 and may decide not to conduct Phase 3 studies in PDN. If we decide not to conduct Phase 3 studies in PDN, we will not gain approval for NGX-4010 in this indication, which will significantly harm our ability to potentially generate revenue.

Results of clinical trials of NGX-4010 for patients with PHN or HIV-DSP do not necessarily predict the results of clinical trials involving other indications. If we decide to conduct additional clinical studies with NGX-4010 in PDN or other indications, those studies may fail to show desired safety and efficacy for management of pain associated with PDN and other indications, despite results from earlier clinical trials involving PDN, PHN and/or HIV-DSP. Any failure or significant delay in completing clinical trials for NGX-4010 with PDN and other indications, or in receiving regulatory approval involving such indications, may significantly harm our business.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay our ability to generate revenues.

We do not know whether future clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be disrupted for a variety of reasons, including difficulties in:

•	addressing issues raised by the FDA or European health authorities regarding safety, design, scope and objectives of future clinical studies;

•	recruiting and enrolling patients to participate in a clinical trial;

•	obtaining regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective clinical research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

A clinical trial may also be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or in accordance with our clinical protocols;

•	inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues; or

•	inadequate patient enrollment or lack of adequate funding to continue the clinical trial.

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

Because many persons suffering from PHN are elderly, in order for NGX-4010 to be economically viable for this indication in the United States, we will need Medicare coverage for NGX-4010, if NGX-4010 is approved by the FDA for marketing. Medicare policymakers or local contractors that process claims for Medicare may determine that NGX-4010 is not “reasonable and necessary” for Medicare beneficiaries or is reasonable and necessary only under limited circumstances. If Medicare policymakers or a significant portion of contractors determine that NGX-4010 is not reasonable and necessary for and deny or significantly limit reimbursement for NGX-4010, our business would be harmed, not only because Medicare beneficiaries represent a substantial portion of our target market, but also because Medicare’s coverage decisions would likely affect the determination of many state Medicaid programs and private payors.

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

If NGX-4010 receives marketing approval, it will compete against well-established products marketed by large pharmaceutical companies with far greater name recognition and resources than we have. NGX-4010 will also compete with medications used off-label. The most directly-competitive currently-marketed products in the United States are Lidoderm, an FDA-approved 5% lidocaine topical patch for the treatment of PHN marketed by Endo Pharmaceuticals, and Lyrica, an oral anti-convulsant, marketed by Pfizer for use in the treatment of PHN. In addition to these branded drugs, the FDA has approved gabapentin (Neurontin) for use in the treatment of PHN. Gabapentin is marketed by Pfizer and multiple generic manufacturers, and is the most widely-prescribed drug in the United States for treatment of neuropathic pain. Pfizer has also received FDA approval of Lyrica for the treatment of PDN, fibromyalgia, epilepsy and general anxiety disorder. The FDA has approved Cymbalta from Eli Lilly for use in the treatment of PDN, general anxiety disorder, depression and fibromyalgia.

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

A product intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for such a condition may be submitted to the FDA for “fast track” designation. Although we received fast track designation from the FDA for NGX-4010 for the treatment of HIV-DSP, there is no assurance that, if we decide to file an NDA for NGX-4010 in HIV-DSP, that we will experience a faster development process, review or approval, compared to conventional FDA standards, or that the product will be approved at all. Further, we anticipate the FDA will, as is the case with other indications, require two successful Phase 3 studies in HIV-DSP to support an approval for that indication, and therefore, we may never seek approval for HIV-DSP or we will likely need to conduct one or more additional Phase 3 studies prior to submission of an NDA for HIV-DSP. The FDA may also withdraw our fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

We may not be able to obtain or maintain orphan drug exclusivity for NGX-4010.

The FDA granted us orphan drug status with regard to NGX-4010 for the treatment of HIV-DSP. In addition we may seek orphan drug status for other indications, including PHN. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity—that is, for seven years, the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances. We may be unable to obtain orphan drug designations for any additional product candidates or exclusivity for any of our product candidates, or our potential competitors may obtain orphan drug exclusivity for capsaicin-based products competitive with our product candidates before we do, in which case we may be excluded from that market for the exclusivity period. In addition, orphan drug designation previously granted may be withdrawn under certain circumstances. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it if a competitive product based on the same active compound is shown to be clinically superior to our product. Although obtaining FDA approval to market a product with orphan exclusivity can be advantageous, there can be no assurance that it would provide us with a significant commercial advantage.

We depend on our key personnel. If we are not able to retain them, our business will suffer.

We are highly dependent on the principal members of our management and scientific staff. The competition for skilled personnel among biopharmaceutical companies in the San Francisco Bay Area is intense and the employment services of our scientific, management and other executive officers are terminable at-will. If we lose one or more of these key employees, our ability to implement and execute our business strategy successfully could be seriously harmed. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. We do not carry key man life insurance on any of our key personnel.

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

We have not generated any revenue to date and we have incurred operating and net losses each year since our inception in 1998. Our net loss for the six months ended June 30, 2008 was approximately $14.9 million. As of June 30, 2008 we had an accumulated deficit of approximately $179.0 million. We expect to incur increasing losses for several years, as we seek regulatory approvals for and commercialize NGX-4010, and continue other research and development activities. If NGX-4010 does not gain regulatory approval or does not achieve market acceptance, we will not generate any revenue. We cannot assure you that we will be profitable even if we commercialize NGX-4010. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

If we do not raise additional capital, we may be forced to delay; reduce or eliminate our development programs or commercialization efforts.

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

Although we believe that we would have valid defenses to allegations that our current product candidates, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties of which we are aware, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that might be infringed by our products or other activities. For example, in June 2005, Winston Laboratories sent us a letter informing us of their U.S. patent related to cis-capsaicin, and suggested that our synthetic capsaicin formulation could infringe this patent. We responded in August 2005 by denying any infringement. In 2007, Winston has reiterated its claim and offered to discuss a license to its patent. We have responded by denying infringement. We believe that our products, if commercialized, will not infringe the Winston patent, which is due to expire in 2009, but may be extended under certain circumstances. There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. These parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages or possibly prevent us from commercializing our product candidates. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

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

Our executive officers, directors and their affiliates and significant stockholders beneficially own or control approximately 63% of the outstanding shares of our common stock as of June 30, 2008 (after giving effect to the exercise of all of their outstanding vested options and warrants exercisable within 60 days of such date). Accordingly, these executive officers, directors and their affiliates and significant stockholders acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Recent events in the credit markets have caused a liquidity crisis in certain credit facilities including mortgage-backed securities and auction-rate securities. In response to these events we have evaluated, and continue to evaluate, our investment portfolio and subsequent to December 31, 2007, we either sold, at a gain, or realized the full value of asset backed securities and other relatively higher risk investments from our portfolio. While our invested balances as of June 30, 2008 do not include either mortgage-backed securities or auction-rate securities and our invested assets contain only highly liquid money market investments and high quality corporate obligations, we can not predict what effects a continued deterioration in credit markets may have on the companies that issued the corporate obligations, and how such potential effects may impact either the liquidity, principal balances, or rates of return of our cash equivalents and short-term investments. Further, there can be no assurance that there won’t be any future impairment of our investments if the sub-prime market crisis spreads to other sectors of the economy or if credit markets deteriorate further.

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

As of June 30, 2008, approximately $22.2 million of the proceeds of the offering had been used to fund the continued development of our lead product candidate NGX-4010 and initial planning of clinical development of NGX-4010 in PDN, $2.5 million in the development of our new product initiatives, NGX-1998 and our opioid prodrug program, and $13.4 million for general corporate purposes including the repayment of notes payable, in accordance with their scheduled amortization. As of June 30, 2008, we have used all of the net proceeds generated from the IPO.

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

Our Annual Meeting of Stockholders was held on May 29, 2008 in San Mateo, California. Of the 17,483,678 shares of the Company’s common stock entitled to vote at the meeting, 12,518,288 shares of common stock, or 71.60% of the total eligible votes to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results were as follows:

The stockholders elected Bruce A. Peacock as a Class I director, to serve for a three-year term until his successor is duly elected and qualified. The votes were as follows:

Name	For	Withheld
Bruce A. Peacock	12,480,196	38,092

The stockholders ratified the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
12,495,086	19,584	3,618	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (1)	Specimen Common Stock Certificate.

4.2 (1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3 (2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4 (1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5 (1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9 (1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10 (1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11 (2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12 (2)	Form of Warrant to Purchase Common Stock.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2008	NEUROGESX, INC.
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