Form 10-Q
period 2008-09-30
NeurogesX Inc
filed 2008-11-07
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, outstanding as of October 31, 2008: 17,540,209

NEUROGESX, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007, and the period from May 28, 1998 (date of inception) to September 30, 2008	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, and the period from May 28, 1998 (date of inception) to September 30, 2008	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4T.	Controls and Procedures	23

PART II. OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Submission of Matters to a Vote of Security Holders	45
Item 5.	Other Information	45
Item 6.	Exhibits	46

SIGNATURES		47

EXHIBIT INDEX		48

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$17,800	$31,478
Short-term investments	13,048	21,373
Prepaid expenses and other current assets	624	585

Total current assets	31,472	53,436
Property and equipment, net	518	453
Restricted cash	240	240
Other assets	24	56

Total assets	$32,254	$54,185

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$863	$1,712
Accrued compensation	1,009	680
Accrued research and development	1,427	1,198
Other accrued expenses	971	1,848
Notes payable - current portion	3,294	3,859

Total current liabilities	7,564	9,297
Non-current liabilities:
Notes payable – non-current portion	740	3,024
Deferred rent	273	156
Accrued research and development – non-current	—	347

Total non-current liabilities	1,013	3,527
Commitments and contingencies
Stockholders’ equity:
Common stock	18	17
Additional paid-in capital	208,964	205,417
Deferred stock-based compensation	(4)	(15)
Accumulated other comprehensive income	55	51
Deficit accumulated during the development stage	(185,356)	(164,109)

Total stockholders’ equity	23,677	41,361

Total liabilities and stockholders’ equity	$32,254	$54,185

See accompanying notes.

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 28, 1998 (inception) to September 30, 2008
	2008	2007	2008	2007
Operating expenses:
Research and development(1)	$3,653	$7,481	$13,607	$19,667	$108,995
General and administrative(2)	2,677	1,973	8,027	5,042	36,900

Total operating expenses	6,330	9,454	21,634	24,709	145,895

Loss from operations	(6,330)	(9,454)	(21,634)	(24,709)	(145,895)
Interest income	212	562	1,001	1,229	4,916
Interest expense	(183)	(299)	(640)	(948)	(2,566)
Other income (expense), net	(12)	—	26	360	(2,907)

Net loss before cumulative effect of change in accounting principle	(6,313)	(9,191)	(21,247)	(24,068)	(146,452)
Cumulative effect of change in accounting principle	—	—	—	—	(32)

Net loss	(6,313)	(9,191)	(21,247)	(24,068)	(146,484)
Accretion of redeemable convertible preferred stock	—	—	—	(4,626)	(38,872)

Loss attributable to common stockholders	$(6,313)	$(9,191)	$(21,247)	$(28,694)	$(185,356)

Net loss per common share – basic and diluted:
Loss per share attributable to common stockholders	$(0.36)	$(0.68)	$(1.21)	$(3.86)

Shares used to compute basic and diluted loss per share attributable to common stockholders	17,538,886	13,429,471	17,508,094	7,434,588

Non-cash stock-based compensation expense included in operating expenses:

(1) Research and development	$183	$210	$597	$735
(2) General and administrative	190	179	570	685

	$373	$389	$1,167	$1,420

See accompanying notes.

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Period from May 28, 1998 (inception) to September 30, 2008
	2008	2007
Operating activities
Net loss	$(21,247)	$(24,068)	$(146,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131	67	1,496
Amortization of debt issuance costs	149	149	443
Amortization of investment premiums	(679)	(571)	(1,115)
Stock-based compensation	1,167	1,420	8,122
Gain on sales of short-term investments	(31)	—	(31)
Loss on disposal of fixed assets	5	—	87
Revaluation of preferred stock warrant liability	—	(360)	2,888
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(39)	(74)	(624)
Other assets	—	—	(116)
Accounts payable	(849)	459	863
Accrued compensation	329	131	1,009
Accrued research and development	(118)	1,370	1,427
Deferred rent	123	39	279
Other accrued expenses	(879)	(442)	974

Net cash used in operating activities	(21,938)	(21,880)	(130,782)
Investing activities
Purchases of short-term investments	(50,288)	(43,948)	(173,168)
Proceeds from maturities of short-term investments	37,360	17,250	139,354
Proceeds from sales of short-term investments	21,967	—	21,967
Change in restricted cash	—	(240)	(240)
Proceeds from disposal of property and equipment	2	—	8
Purchases of property and equipment	(203)	(71)	(2,109)

Net cash provided by/(used in) investing activities	8,838	(27,009)	(14,188)
Financing activities
Proceeds from notes payable	—	—	11,092
Repayment of notes payable	(2,966)	(1,515)	(6,939)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	10,083	96,187
Proceeds from issuance of warrants	14	—	150
Proceeds from issuance of common stock	2,374	38,434	62,280

Net cash provided by/(used in) financing activities	(578)	47,002	162,770

Net increase/(decrease) in cash and cash equivalents	(13,678)	(1,887)	17,800
Cash and cash equivalents, beginning of period	31,478	11,908	—

Cash and cash equivalents, end of period	$17,800	$10,021	$17,800

Supplemental cash flow information
Cash paid for interest	$521	$719	$2,044

See accompanying notes.

NEUROGESX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The Company

Nature of Operations

NeurogesX, Inc. (the “Company”) is a biopharmaceutical company focused on developing and commercializing novel pain management therapies. The Company’s initial focus is on chronic peripheral neuropathic pain. The Company’s lead product candidate, NGX-4010, a synthetic capsaicin-based dermal patch designed to manage pain associated with peripheral neuropathic pain conditions, is the subject of a New Drug Application (“NDA”) which was submitted to the U.S. Food and Drug Administration (“FDA”) in October 2008 and is subject to acceptance by the FDA. The NDA seeks marketing approval for the use of NGX-4010 for the management of pain associated with postherpetic neuralgia (“PHN”). The Company submitted a marketing authorization application (“MAA”) to the European Medicines Agency (“EMEA”), which was accepted for review in September 2007 and seeks approval for the use of NGX-4010 for the management of peripheral neuropathic pain. NGX-4010 has completed three pivotal Phase 3 clinical trials that have met their primary endpoints, two in PHN and one in HIV-distal sensory polyneuropathy (“HIV-DSP”). The Company has also completed two Phase 3 trials for NGX-4010 that have not met their primary endpoints, one each in PHN and HIV-DSP.

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

The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date. The unaudited condensed consolidated interim financial statements and related disclosures have been prepared with the presumption that users of such information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 contained in the Company’s 2007 Form 10-K.

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

Private Placement

On December 28, 2007, the Company completed the first closing of a private placement in which the Company sold 3,638,741 shares of common stock at $6.18 per share and warrants at $0.125 per share to purchase 1,091,622 shares of its common stock. The stock and warrants were offered solely to accredited investors. On January 3, 2008, the Company completed the second closing of the private placement in which the Company issued 382,170 shares of common stock at $6.18 per share and warrants at $0.125 per share to purchase 114,651 shares of its common stock. The warrants from both closings have a term of five years, contain a net-exercise provision, and have an exercise price of $8.034 per share. The fair value of the warrants issued in the first closing was approximately $3,411,000 and the fair value of the warrants issued in the second closing was approximately $420,000. The fair value of the warrants issued in both closings was allocated from the net proceeds of the financing and was recorded in additional paid-in capital. The net proceeds to the Company from both closings, after deducting expenses of approximately $1,235,000, totaled $23,765,000.

Reverse Stock Split

On April 13, 2007, the Company effected a 1-for-15 reverse split of its common stock. All common stock and per share amounts have been retroactively restated to reflect the reverse stock split in the accompanying condensed consolidated financial statements and notes for all periods presented.

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

The components of stock-based compensation expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Share based payments granted subsequent to December 31, 2005 under SFAS No. 123R	$370	$384	$1,158	$1,123
Compensation expense related to non-employee options and variable accounting for stock-based awards	1	3	2	(89)
Compensation expense related to forgiveness of non-recourse promissory notes	—	—	—	379
Amortization of deferred stock-based compensation	2	2	7	7

Total stock-based compensation expense	$373	$389	$1,167	$1,420

Certain of the Company’s stock options are granted to officers and employees with vesting acceleration features based upon the achievement of certain performance milestones. The timing of the attainment of these milestones may affect the timing of expense recognition under SFAS No. 123R.

The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to employees and directors for three and nine months ended September 30, 2007 and for the nine months ended September 30, 2008 using the Black-Scholes valuation model. The Company did not grant any stock options during the three months ended September 30, 2008; therefore no assumptions related to the Black-Scholes valuation model were made for this period. The table below also shows the assumptions used to compute stock-based compensation expense for the Company’s Employee Stock Purchase Plan (“ESPP”) during the three and nine-month periods ended September 30, 2008 and 2007 using the Black-Scholes valuation model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock Options
Expected dividend yield	—	0%	0%	0%
Expected volatility	—	71%	70%	71 – 77%
Expected life (in years)	—	6.0	6.0	6.0
Risk-free interest rate	—	4.5%	3.1 – 3.4%	4.5 – 4.8%

ESPP
Expected dividend yield	0%	0%	0%	0%
Expected volatility	56 – 68%	44 – 61%	44 – 68%	44 – 61%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	1.9 – 3.6%	4.9 – 5.0%	1.9 – 5.0%	4.9 – 5.0%

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

The following table shows the assumptions used to compute stock-based compensation expense during the three and nine-month periods ended September 30, 2008 and 2007 using the Black-Scholes valuation model for stock options granted to non-employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected dividend yield	0%	0%	0%	0%
Expected volatility	68%	71%	68 – 70%	71 – 77%
Expected life (in years)	7.3	8.3 – 8.8	7.3 – 7.8	6.8 – 9.3
Risk-free interest rate	3.9%	4.6%	3.5 – 4.0%	4.5 – 5.1%

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

Comprehensive Loss

The Company reports comprehensive loss and its components as part of total stockholders’ equity. Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale investments. For the three and nine months ended September 30, 2008 and 2007, comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(6,313)	$(9,191)	$(21,247)	$(24,068)
Changes in unrealized gains (losses)	2	24	4	58

Total comprehensive loss	$(6,311)	$(9,167)	$(21,243)	$(24,010)

The fluctuation in accumulated other comprehensive income represents the net change in fair value for invested assets as a result of changes in interest rates and other factors affecting fair value and as a result of sales of investments prior to their maturities. The cumulative effect of these periodic fluctuations is reflected as other comprehensive income on the Company’s balance sheet.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands except share and per share data)
Numerator:
Net loss	$(6,313)	$(9,191)	$(21,247)	$(24,068)
Accretion of redeemable convertible preferred stock	—	—	—	(4,626)

Loss attributable to common stockholders	$(6,313)	$(9,191)	$(21,247)	$(28,694)

Denominator:
Weighted-average common shares outstanding	17,540,078	13,432,698	17,509,600	7,437,852
Less: Weighted-average unvested common shares subject to repurchase	(1,192)	(3,227)	(1,506)	(3,264)

Denominator for basic and diluted loss per share attributable to common stockholders	17,538,886	13,429,471	17,508,094	7,434,588

Basic and diluted loss per share attributable to common stockholders	$(0.36)	$(0.68)	$(1.21)	$(3.86)

	September 30,
	2008	2007
Historical outstanding securities not included in diluted loss per share attributable to common stockholder calculation:
Options to purchase common stock	1,420,550	813,960
Warrants outstanding	1,265,846	59,573
Common stock subject to repurchase	1,087	2,914

	2,687,483	876,447

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

In May 2007, the Company completed its IPO as a result of which all of the existing shares of the Company’s preferred stock were converted to common stock. At the time of the completion of the IPO, the Company had outstanding warrants to purchase 33,600 shares of its Series A preferred stock, 20,000 shares of its Series B preferred stock, and 840,000 shares of its Series C2 preferred stock. Upon the closing of the Company’s IPO, warrants to purchase 893,600 shares of the Company’s preferred stock were converted into warrants to purchase 59,573 shares of the Company’s common stock, of which, at September 30, 2008, warrants to purchase 56,000 shares of the Company’s common stock automatically exercise in the event of an acquisition of the Company.

For the three and nine months ended September 30, 2007, the Company recorded approximately $0 and $360,000, respectively, included in other income for the decrease in the estimated fair value of all preferred stock warrants. Warrants to purchase the Company’s preferred stock were converted to warrants to purchase its common stock as a result of the Company’s IPO and not subject to fair value remeasurement after the completion of the Company’s IPO on May 7, 2007.

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

Period from January 1, 2007 to May 7, 2007
Expected dividend yield	0%
Expected volatility	59 – 74%
Expected life	1.6 – 6.8
Risk-free interest rate	4.6 – 4.9%

Note 4. Cash and Cash Equivalents and Short-Term Investments

The following are summaries of cash, cash equivalents and short-term investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2008:
Cash and money market funds	$17,800	$—	$—	$17,800
Corporate notes	1,004	—	(2)	1,002
Commercial paper	11,989	57	—	12,046

	$30,793	$57	$(2)	$30,848

Reported as:
Cash and cash equivalents				$17,800
Short-term investments				13,048

				$30,848

As of December 31, 2007:
Cash and money market funds	$31,478	$—	$—	$31,478
Commercial paper	10,839	47	—	10,886
Corporate debt securities	5,751	1	(1)	5,751
Asset-backed securities	4,732	4	—	4,736

	$52,800	$52	$(1)	$52,851

Reported as:
Cash and cash equivalents				$31,478
Short-term investments				21,373

				$52,851

At September 30, 2008 and December 31, 2007, the contractual maturities of investments held were less than one year. During the three and nine months ended September 30, 2008, the Company received approximately $8,218,000 and $21,967,000, respectively, in gross proceeds from the sales of certain short-term investments in commercial paper, corporate debt and asset-backed securities. As a result of these sales, during the three months ended September 30, 2008, the Company recognized a loss of approximately $7,000 and during the nine months ended September 30, 2008, the Company recognized a net gain of approximately $31,000, both of which were recorded as other income. The Company did not sell any of its investments prior to maturity during the three and nine months ended September 30, 2007.

Note 5. Fair Value Measurements

In accordance with SFAS No. 157, the following table represents the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis and their level within the fair value hierarchy as of September 30, 2008 (in thousands):

	Fair Value Measurements at September 30, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$17,573	$—	$—	$17,573
Commercial paper	—	12,046	—	12,046
Corporate notes	—	1,002	—	1,002

Total financial assets measured at fair value	$17,573	$13,048	$—	30,621

Components of cash and cash equivalents not measured at fair value:
Operating cash				227

Total cash and cash equivalents and short-term investments				$30,848

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

2000 Stock Incentive Plan and 2007 Stock Plan

During the three months ended September 30, 2008, the Company did not grant any stock options. During the three months ended September 30, 2007, the Company granted options to purchase a total of 17,333 shares of the Company’s common stock to employees and a member of the board of directors with a fair value of approximately $97,000 that is expected to be amortized through 2011, as of September 30, 2008.

During the nine months ended September 30, 2008 the Company granted options to purchase a total of 420,750 shares of the Company’s common stock to employees and members of the board of directors with a fair value of approximately $1,319,000 that is expected to be amortized through 2012. During the nine months ended September 30, 2007, the Company granted options to purchase a total of 192,407 shares of the Company’s common stock to employees and members of the board of directors with a fair value of approximately $1,825,000 that is expected to be amortized through 2011, as of September 30, 2008.

During the nine months ended September 30, 2008, 36,706 shares of the Company’s common stock were issued as a result of stock option exercises.

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

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. We undertake no obligation to (and expressly disclaim any such obligation to) revise or update the forward-looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	potential regulatory approval of the new drug application, or NDA, for NGX-4010 that was recently submitted to the U.S. Food and Drug Administration, or FDA, and the timing of FDA review of such NDA;

•

the timing of potential approval by the European Medicines Agency, or EMEA, of the marketing authorization application, or MAA, submitted for NGX-4010, the potential effect, if any, on the review process that may result from our filing additional information in response to EMEA questions and the potential narrowing of the scope of indications for which we potentially obtain approval under such MAA;

•	potential partners for commercialization of NGX-4010 or other product candidates;

•	the sufficiency of existing resources to fund our operations for at least the next twelve months;

•	plans to extend possible product labeling of NGX-4010 in the United States beyond PHN to potentially include PDN and HIV-DSP;

•	potential development plans with respect to NGX-1998 and other potential product candidates;

•	losses, costs and expenses and cash flows;

•	potential competitors and competitive products;

•	our plans for sales, marketing and manufacturing activities;

•	capital requirements and our needs for additional financing;

•	patents and our and others’ intellectual property; and

•	expected future sources of revenue and capital.

Such forward-looking statements involve risks and uncertainties, as further described in the section of this quarterly report entitled “Risk Factors”, including, but not limited to, those risks and uncertainties relating to:

•	difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates;

•	results in clinical trials may not be sufficient to obtain FDA or European regulatory approval;

•

unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval for particular indications (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials, and the difficulties associated with clinical trials for pain indications);

•	our ability to obtain additional financing;

•	potential for delays in or the inability to complete commercial partnership relationships;

•	physician or patient reluctance to use NGX-4010, if approved, or lack of payer coverage for NGX-4010 and for the procedure to administer it, which may impact physician utilization of NGX-4010;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.

The following discussion should be read in conjunction with the section of this quarterly report entitled “Risk Factors.”

Overview

We are a biopharmaceutical company focused on developing and commercializing novel pain management therapies. We are assembling a portfolio of pain management product candidates and are developing innovative new therapies based on known chemical entities. Our initial focus is on chronic peripheral neuropathic pain, including postherpetic neuralgia, or PHN, painful HIV-distal sensory polyneuropathy, or HIV-DSP, and painful diabetic neuropathy, or PDN. Our most advanced product candidate, NGX-4010, a synthetic capsaicin-based dermal patch designed to manage pain associated with peripheral neuropathic pain conditions, is the subject of an NDA, which was submitted to the FDA in October 2008 and is subject to acceptance by the FDA. Our NDA seeks marketing approval of NGX-4010 for the management of pain associated with PHN. In addition, an MAA is currently under review by the EMEA. Our MAA, which was accepted under the centralized procedure in September 2007, seeks approval for use of NGX-4010 for the management of peripheral neuropathic pain, which, if granted, would allow the marketing of NGX-4010 for peripheral neuropathic conditions including PHN, HIV-DSP and PDN, among others. Our NDA is supported by two Phase 3 studies in PHN and our MAA is supported by one Phase 3 study in HIV-DSP and one Phase 3 study in PHN, all of which met their primary endpoints as well as a number of other studies which we believe support the efficacy and safety of NGX-4010. The results of our successful Phase 3 studies suggest that a single 30- or 60-minute application of NGX-4010, depending on the indication, may provide at least 12 weeks of clinically-meaningful pain relief. We have also completed two Phase 3 trials for NGX-4010 that have not met their primary endpoints, one in PHN and one in HIV-DSP.

In September 2008, we submitted responses to the scheduled Day 120 questions from the EMEA regarding our MAA. Our response to the scheduled Day 120 questions included clinical data that became available after our initial filing, including our two most recent Phase 3 studies, one in PHN that met its primary endpoint and one in HIV-DSP that did not. Although we anticipate a decision on our MAA in the first half of 2009, the incorporation of significant additional clinical data to our MAA could delay the EMEA’s decision or, depending on the EMEA’s evaluation of such data, could result in our deciding to withdraw and resubmit our MAA. Although our MAA seeks an approval for peripheral neuropathic pain, a marketing authorization, if granted, may be limited to specific neuropathic pain indications, such as PHN.

We are currently focusing our resources on seeking marketing approval of NGX-4010 in both the United States and Europe and preparing for potential commercialization if NGX-4010 is approved. We are currently evaluating our future clinical development program in NGX-4010 with respect to PDN and HIV-DSP. We are also developing a non-patch liquid formulation of synthetic capsaicin, NGX-1998, for which we filed an investigational new drug application, or IND, in the second quarter of 2008 and for which we commenced a Phase 1 study in that quarter. This Phase 1 study has since completed enrollment. We are currently evaluating the overall scope and timing of a development program for NGX-1998. Our evaluation of potential future development activities with regard to both NGX-4010 and NGX-1998 will be determined by a number of factors, including availability of resources, potential regulatory considerations and strategies related to label expansion opportunities. In addition, we are developing an opioid prodrug program for use in managing pain associated with other chronic pain conditions as well as an analgesic prodrug program for use in managing pain associated with both chronic and acute pain conditions. We have conducted preliminary non-clinical evaluations in our opioid and analgesic prodrug programs and intend to seek a potential partner for the continued development of potential product candidates under these programs. We hold all worldwide commercial rights to our product candidates and are actively engaged in discussions with potential commercial partners for both our NGX-4010 and NGX-1998 product candidates, with a primary focus on European commercialization. We are currently expanding our focus to include the United States market.

We were incorporated in 1998 as Advanced Analgesics, Inc., and commenced operations in 2000 as NeurogesX, Inc. From inception through 2001 our primary activities were related to formulation development and preclinical studies of our lead product candidate NGX-4010. Since 2002, our focus has expanded to include clinical development of our lead product candidate, NGX-4010, establishing sources of supply and manufacturing processes for NGX-4010 and, more recently, regulatory activities including the submission of our MAA in September 2007 and our NDA in October 2008. Our focus has also recently expanded to include preparation for potential commercialization of NGX-4010 should marketing approval be attained, seeking commercial partners for NGX-4010 and the initiation of clinical and preclinical evaluation of additional product candidates, such as NGX-1998 and our opioid prodrug program and analgesic prodrug candidates.

We are a development stage company. To date, we have not generated any revenues and have funded our operations primarily by selling equity securities and establishing debt facilities. We have incurred significant losses since our inception. As of September 30, 2008, we had a deficit accumulated during the development stage of approximately $185.4 million, of which approximately $38.9 million represents non-cash charges for the accretion of redeemable convertible preferred stock. We expect to continue to incur annual operating losses over the next several years and those losses may increase as we continue our efforts to gain marketing approval for NGX-4010 in the United States and the European Union, prepare for potential commercialization if NGX-4010 is approved for marketing, and continue development of our product candidates.

Critical Accounting Policies and Significant Judgments and Estimates

As of the date of the filing of this quarterly report, we believe that there have been no material changes to our critical accounting policies during the nine months ended September 30, 2008 compared to those discussed in our 2007 Form 10-K, filed on March 26, 2008. Certain of our accounting policies require the use of management judgment and estimates, of which we present the material updates below, and actual results may differ from those estimates.

Stock-Based Compensation

The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to: employees and directors; non-employees; and for our Employee Stock Purchase Plan, or ESPP, during the three and nine-month periods ended September 30, 2008 and 2007 using the Black-Scholes valuation model:

Employees:	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock Options
Expected dividend yield	—	0%	0%	0%
Expected volatility	—	71%	70%	71-77%
Expected life (in years)	—	6.0	6.0	6.0
Risk-free interest rate	—	4.5%	3.1 – 3.4%	4.5 – 4.8%

ESPP
Expected dividend yield	0%	0%	0%	0%
Expected volatility	56 – 68%	44 – 61%	44 – 68%	44 – 61%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	1.9 – 3.6%	4.9 – 5.0%	1.9 – 5.0%	4.9 – 5.0%

Non-employees:	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected dividend yield	0%	0%	0%	0%
Expected volatility	68%	71%	68 – 70%	71 – 77%
Expected life (in years)	7.3	8.3 – 8.8	7.3 – 7.8	6.8 – 9.3
Risk-free interest rate	3.9%	4.6%	3.5 – 4.0%	4.5 – 5.1%

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

We recognized stock-based compensation expense, which includes the fair value of options granted since January 1, 2006 under SFAS No. 123R, amortization of deferred stock-based compensation, the costs of awards to consultants, expenses related to awards to employees subject to variable accounting and forgiven notes receivable and related interest, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development	$183	$210	$597	$735
General and administrative	190	179	570	685

Total stock-based compensation	$373	$389	$1,167	$1,420

Estimation of Fair Value of Warrants to Purchase Redeemable Convertible Preferred Stock

We accounted for warrants to purchase redeemable convertible preferred stock pursuant to the Financial Accounting Standards Board Staff Position No. 150-5, Issuers Accounting under Statement No. 150 for Freestanding Warrants and Other similar Instruments on Shares that are Redeemable, or FSP No. 150-5, which required us to classify these warrants as current liabilities and to adjust the value of these warrants to their fair value at the end of each reporting period. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option valuation model, based on the estimated market value of the underlying redeemable convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying redeemable convertible preferred stock. These estimates, especially the market value of the underlying redeemable convertible preferred stock and the expected volatility, are highly judgmental.

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

Results of Operations

Our research and development expenses consist of internal and external costs. Our internal costs are primarily employee salaries and benefits, contract employee expense, non-cash stock compensation expense, allocated facility and other overhead costs. Our external costs are primarily expenses related to the development of product candidates including formulation development, manufacturing process development, non-clinical studies, clinical trial costs, such as the cost of clinical research organizations and clinical investigators, and costs associated with the preparation and filing of regulatory submissions.

For the period from inception through September 30, 2008, NGX-4010 has accounted for in excess of 90% of our external research and development expenses. Specifically, in the three and nine-month periods ended September 30, 2008, our external research and development expenses totaled approximately $1.3 million and $6.4 million, respectively, and of these amounts 64% and 85%, respectively, were incurred in programs related to NGX-4010. In the three and nine-month periods ended September 30, 2007, our external research and development expenses totaled approximately $5.3 million and $13.3 million, respectively, and of these amounts 91% and 93%, respectively, were incurred in programs related to NGX-4010. We commence tracking the separate, external costs of a project when we determine that a project has a reasonable chance of entering clinical development. We use our internal research and development resources across several projects and many resources are not attributable to specific projects. Accordingly, we do not account for our internal research and development costs on a project basis. However, over time, we believe that our internal costs are expended on each development project generally in proportion to our external development costs for such project relative to total external development costs.

The process of conducting preclinical testing and clinical trials necessary to obtain FDA and other regulatory approvals is costly and time consuming. The probability of success for each product candidate may be affected by a variety of factors, including, among others, results of non-clinical studies, the development of manufacturing capabilities, successful clinical results, determination of regulatory authorities of the safety and efficacy of our product candidates, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future product candidate development or when or to what extent we will generate revenues from commercialization and sale of any of our product candidates. Currently we are primarily focused on attaining market approval for NGX-4010 in the United States for PHN and in the European Union for peripheral neuropathic pain and preparing for a product launch of NGX-4010 if marketing approval is attained. Our MAA was accepted by the EMEA in September 2007, and we submitted an NDA in the United States in October 2008. Over the next few quarters, we anticipate that our research and development expenses will be focused primarily on activities supporting our NDA and MAA. We do not currently anticipate any significant non-clinical or clinical trial activity over the next few quarters as we continue to evaluate the scope and timing of our clinical development efforts with respect to possible label extension beyond PHN for NGX-4010 and further development of our NGX-1998 or other development programs. Therefore, we expect that our quarterly research and development expenses may be similar to or even lower than our third quarter 2008 research and development expenses.

Our general and administrative expenses consist primarily of salaries and benefits for our administrative and marketing personnel, non-cash stock compensation expense, professional fees related to our administrative, finance, human resource, legal and information technology functions, marketing expenses, including expenses associated with pre-commercialization activities, costs associated with our status as a public company and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. Given the current economic environment and its impact on access to capital in general, we expect that our G&A spending over the next few quarters may be flat or lower than recent quarters. However, as economic events change or access to capital improves, we anticipate that our spending will increase in anticipation of potential commercialization of NGX-4010. Those increases are likely to be attributable to marketing activities in anticipation of and upon receipt of, required regulatory approvals and potentially the costs of hiring and deploying a sales force in the United States to support a commercial launch of NGX-4010 should we achieve FDA approval. Additional increases are likely to be attributable to investments in general and administrative infrastructure to support potential commercial activities.

Comparison of Three Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
	(in thousands, except percentages)
Research and development expenses	$(3,653)	$(7,481)	$(3,828)	(51%)
General and administrative expenses	(2,677)	(1,973)	704	36%
Interest income	212	562	(350)	(62%)
Interest expense	(183)	(299)	(116)	(39%)
Other income (expense), net	(12)	—	12	—

Research and Development Expenses. Research and development expenses decreased approximately $3.8 million, or 51%, to $3.7 million for the three months ended September 30, 2008 from $7.5 million for the same period in 2007. Research and development expenses decreased primarily as a result of a $3.5 million decrease in clinical study related costs associated with NGX-4010. During the third quarter of 2007, we were conducting two Phase 3 clinical trials, whereas in the third quarter of 2008, there were no major clinical trials ongoing. Also contributing to the decrease was a $0.3 million decrease in regulatory expenses resulting from the recognition of our MAA filing fees in the third quarter of 2007 partially offset by an increase in employee related expenses in the 2008 period. These decreases were partially offset by a $0.1 million increase in costs related to our manufacturing support infrastructure to support our regulatory submissions and prepare for potential commercial launch of our lead product candidate if marketing approval is attained.

General and Administrative Expenses. General and administrative expenses increased approximately $0.7 million, or 36%, to $2.7 million for the three months ended September 30, 2008 from $2.0 million for the same period in 2007. General and administrative expenses increased primarily as a result of a $0.4 million increase in general and administrative employee-related expenses due to an increase in staffing in support of being a public company and pre-commercialization activities. Also contributing to the increase was a $0.2 million increase in spending for pre-commercialization activities such as medical education and marketing materials development. In addition, there was a $0.2 million increase in professional fees.

Interest income. Interest income decreased approximately $0.4 million, or 62%, to $0.2 million for the three months ended September 30, 2008 from $0.6 million for the same period in 2007. The decrease was primarily attributable to a decrease in the rate of return on our invested assets as rates declined in the market in general, and as we moved our invested assets to investments of lower relative risk in light of events in the credit markets. The decrease was also attributable to a lower average invested asset balance during the three months ended September 30, 2008. We have continued efforts to reduce the relative risk of our investment portfolio and subsequent to September 30, 2008, we sold all of our remaining investments in commercial paper and are currently invested in U.S. Treasury securities. As a result, our interest income over the coming quarters is expected to be lower relative to past quarters.

Interest expense. Interest expense decreased approximately $0.1 million, or 39%, to $0.2 million for the three months ended September 30, 2008 from $0.3 million for the same period in 2007. This decrease was related to the reduction in the outstanding principal balance of notes payable as a result of the scheduled repayment of principal on those notes payable.

Comparison of Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
	(in thousands, except percentages)
Research and development expenses	$(13,607)	$(19,667)	$(6,060)	(31%)
General and administrative expenses	(8,027)	(5,042)	2,985	59%
Interest income	1,001	1,229	(228)	(19%)
Interest expense	(640)	(948)	(308)	(32%)
Other income (expense), net	26	360	(334)	(93%)

Research and Development Expenses. Research and development expenses decreased approximately $6.1 million, or 31%, to $13.6 million for the nine months ended September 30, 2008 from $19.7 million for the same period in 2007. Research and development expenses decreased primarily as a result of a $6.1 million decrease in clinical study related costs associated with NGX-4010. During the nine months ended September 30, 2007, we were conducting two Phase 3 clinical trials, whereas we completed our latest Phase 3 clinical trial in the first half of 2008. Also contributing to the decrease was a $0.3 million decrease in external regulatory expenses resulting from the recognition of our MAA filing fees in the third quarter of 2007 and a $0.2 million decrease in quality assurance costs as a result of a lower level of clinical trial activity in the 2008 period. Additional decreases included a $0.1 million decrease in non-cash stock based compensation expense and a $0.1 million decrease in spending related to NGX-1998. These decreases were partially offset by a $0.4 million increase in spending related to our manufacturing support infrastructure to support our regulatory submissions and prepare for potential commercial launch of our lead product candidate if marketing approval is attained. Additional increases related to a $0.3 million increase in internal regulatory and quality assurance expenses associated with an increase in staffing in support of our MAA and NDA filings and a $0.1 million increase in research in support of our new product initiatives.

General and Administrative Expenses. General and administrative expenses increased approximately $3.0 million, or 59%, to $8.0 million for the nine months ended September 30, 2008 from $5.0 million for the same period in 2007. General and administrative expenses increased primarily as a result of a $1.2 million increase in spending for pre-commercialization activities such as marketing materials development, medical education and work in support of our pricing and reimbursement strategies. Other increases were due to costs of being a public company including a $0.8 million increase in professional fees, directors and officers’ insurance expense and other public company costs. Additional increases included a $0.8 million increase in general and administrative employee-related expenses as a result of an increase in staffing in support of being a public company and in support of pre-commercialization activities, and a $0.4 million increase in costs associated with our new facility lease, which commenced upon the move to our new corporate headquarters in San Mateo, California in October 2007. These increases were partially offset by a $0.1 million decrease in non-cash stock-based compensation expense.

Interest income. Interest income decreased approximately $0.2 million, or 19%, to $1.0 million for the nine months ended September 30, 2008 from $1.2 million for the same period in 2007. This decrease was primarily attributable to a decrease in the rate of return on our invested assets as rates declined in the market, in general, and as we moved our invested assets to investments of lower relative risk in light of events in the credit markets, partially offset by a higher average invested asset balance during the 2008 period. The average invested balance was impacted by the timing of the closings of both our IPO in May 2007 and our private placement transactions in December 2007 and January 2008.

Interest expense. Interest expense decreased approximately $0.3 million, or 32%, to $0.6 million for the nine months ended September 30, 2008 from $0.9 million for the same period in 2007. This decrease was related to the reduction in the outstanding principal balance of notes payable as a result of the scheduled repayment of principal on those notes payable.

Other income (expense), net. Other income (expense), net, decreased approximately $0.3 million, or 93%, to less than $0.1 million for the nine months ended September 30, 2008 from $0.4 million for the same period in 2007. The other income amount of $0.4 million in the 2007 period was attributable to a decline in the fair value of our preferred stock warrant liability. Due to the conversion of all outstanding shares of preferred stock into common stock in connection with our IPO in the second quarter of 2007, these warrants became exercisable for common stock and are no longer required to be recorded at fair value at each quarter-end. We performed a final remeasurement in the period ended June 30, 2007 and have ceased to record any further periodic fair value adjustments.

Liquidity and Capital Resources

Since our inception through September 30, 2008, we have financed our operations primarily through private placements and a public offering of our equity securities and, to a lesser extent, through debt facilities. Through September 30, 2008, we have received approximately $158.6 million from the sale of our equity securities, net of issuance costs. On May 7, 2007, we completed an IPO of our common stock which resulted in net cash proceeds, after deducting total expenses including underwriting discounts and commissions and other offering-related expenses, of approximately $38.1 million. On December 28, 2007, we completed the first closing of a private placement of our common stock and warrants resulting in net cash proceeds of $21.5 million and on January 3, 2008, we completed the second closing of this private placement of our common stock and warrants resulting in net cash proceeds of $2.3 million.

As of September 30, 2008, we had approximately $30.8 million in cash, cash equivalents and short-term investments. Our cash and investment balances are typically held in a variety of interest bearing instruments including corporate bonds, commercial paper and money market funds. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. Further, to reduce portfolio risk through diversification, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. Recent events in the credit markets have caused a liquidity crisis in most credit facilities including mortgage-backed securities and auction-rate securities. In response to these events we have undertaken a continual evaluation of our investment portfolio to protect the principal balances and maintain liquidity of our investments. This evaluation has resulted in our converting, over time, all of our investment holdings into U.S. Treasury securities as of October 31, 2008. Our sales of investments in other than U.S. Treasury securities were generally conducted at or near cost, however certain individual investments were sold at either a gain or loss, that were not material individually or in the aggregate.

Net cash used in operating activities was approximately $21.9 million during the nine months ended September 30, 2008 and 2007. Net cash used in each of these periods was primarily a result of external research and development expenses, internal personnel costs associated with our research and development programs and infrastructure costs supporting our research and development activities. Included in net cash used in operating activities are net changes in assets and liabilities affecting cash, including significant reductions in accounts payable and other accrued expenses during the nine months ended September 30, 2008 due to the timing of research and development activities as well as the timing of our payments to our suppliers, vendors and employees.

Net cash provided by investing activities was approximately $8.8 million during the nine months ended September 30, 2008 and net cash used in investing activities was approximately $27.0 million during the nine months ended September 30, 2007. Investing activities consist primarily of the purchase, sale and maturity of marketable securities and, to a lesser extent, the purchase of capital equipment. The net cash provided by investing activities during the nine months ended September 30, 2008 reflected maturities and sales of marketable securities in excess of the amount purchased during this period as we continued our efforts to reduce the relative risk of our investment portfolio. Net cash used in investing activities during the nine months ended September 30, 2007 reflected the investment of a majority of the net proceeds generated from our IPO, completed on May 7, 2007, in short-term investments in the 2007 period. Purchases of property and equipment were not significant during these periods. However, we expect that property and equipment expenditures may increase in the future in conjunction with the potential commercial launch of NGX-4010.

Net cash used in financing activities was approximately $0.6 million during the nine months ended September 30, 2008 and net cash provided by financing activities was approximately $47.0 million during the nine months ended September 30, 2007. Financing activities consisted primarily of net proceeds from the sale of our common stock and warrants and the exercise of options in the nine months ended September 30, 2008, offset by principal repayments on our venture loan financing arrangements. And in the same period in 2007, financing activities consisted primarily of net proceeds from our IPO and the exercise of warrants underlying our preferred stock, partially offset by principal repayments on our venture loan financing arrangements.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the costs and timing of seeking regulatory approvals;

•	the conduct of manufacturing activities including process development and manufacture of clinical product supply and potentially commercial product supply;

•	the scope and cost of pre-commercial activities;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements that we have or may establish;

•	the costs of establishing sales and marketing infrastructure, distribution capabilities and potentially a sales force;

•	the costs and timing of any post-approval regulatory commitments;

•	the progress of our development programs including the number, size and scope of clinical trials and non-clinical development;

•	the success of the commercialization of our products;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

At September 30, 2008, we had approximately $30.8 million in cash, cash equivalents and short-term investments and the balance of our notes payable equaled approximately $4.2 million. During the three months ended September 30, 2008, we used a total of approximately $6.2 million in operating activities, which was lower than our cash used in operating activities of approximately $7.5 million and $7.9 million in the second quarter of 2008 and third quarter of 2007, respectively. At least for the next few quarters, we anticipate that our available cash resources will be devoted to supporting our regulatory processes in the European Union and United States as well as certain pre-commercialization activities related primarily to our reimbursement strategies. As a result, we anticipate that our existing cash and investments will be sufficient to meet our projected operating requirements for at least the next twelve months.

To date, we have incurred recurring net losses and negative cash flows from operations. Until we can generate significant cash from our operations, if ever, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities as well as potentially through strategic collaboration agreements, debt financing or the sale of other equity securities. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect the launch of our product candidates, if approved for marketing, or our ability to continue in business. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result.

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

We believe there has been no material change in our exposure to market risk from that discussed in our Form 10-K filed for the year ended December 31, 2007.

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

Risks Related to our Business

Our success depends on our ability to obtain U.S. regulatory approval for our lead product candidate, NGX-4010.

Our success depends substantially on obtaining regulatory approval for our most advanced product candidate, NGX-4010, a dermal patch containing a high concentration of synthetic capsaicin. Regulatory approval in the United States, requires the completion of extensive non-clinical and clinical evaluation of a product candidate to demonstrate substantial evidence of safety and efficacy of the product candidate, as well as development of manufacturing processes which demonstrate the ability to reliably and consistently produce the product candidate under current Good Manufacturing Practice regulations. Each of these elements include certain judgments of applicable regulatory requirements of what will ultimately be deemed acceptable to the regulatory authority. There can be no assurance that any or all aspects of our development program or our manufacturing processes will satisfy the regulatory requirements for approval, the failure of which to do so would significantly delay or even prevent approval of our product candidate and seriously harm our ability to generate revenue. NGX-4010 has been evaluated in three completed Phase 3 clinical trials for the management of pain associated with PHN, one of which did not meet its primary endpoint, and two completed Phase 3 clinical trials for the management of pain associated with HIV-DSP, one of which did not meet its primary endpoint. The FDA generally requires successful completion of at least two adequate and well-controlled Phase 3 clinical trials for each indication for which we seek marketing approval before submission of an NDA. Although our analyses of two Phase 3 studies in PHN indicated that their primary endpoints were met, the FDA may not agree with our analyses and may require that we complete additional studies or perform other activities to support an approval of the PHN indication. We may not have adequate financial or other resources to pursue this product candidate through regulatory approval or through commercialization. If we do not receive marketing approval from the FDA we will not be able to commercialize NGX-4010 in the United States. Further, if the FDA delays approval as a result of requirements to conduct additional clinical studies, commercialization of NGX-4010 could be significantly delayed. Significant delay or the inability to commercialize NGX-4010 in the United States would significantly harm our business and as a result we may be unable to become profitable or continue our operations, or, even if we are able to commercialize in the United States, there can be no assurance that we can become profitable. As a consequence of any of these factors, our stock price would be adversely affected. We intend to seek FDA approval for NGX-4010 for PHN. We are continuing to evaluate whether to seek approval for NGX-4010 in HIV-DSP and whether additional studies would be necessary to achieve such an approval. If we decide to seek approval in HIV-DSP, we would do so no sooner than after the FDA has completed its review of the PHN NDA submission, which we anticipate may take approximately 12 months from the date of our submission of an NDA to the FDA in October 2008, but could be significantly longer. Further, we may decide not to conduct further studies in HIV-DSP and ultimately may not seek approval of the HIV-DSP indication, in which case our potential revenues could be negatively impacted.

We may not be successful in obtaining European regulatory approval for NGX-4010.

Our MAA for NGX-4010 was accepted by the EMEA in September 2007. Our filing relied on published scientific literature for certain basic research data and there can be no assurance that the European authorities will accept that these literature references satisfy the MAA requirements for such data. We are requesting marketing authorization for a broad indication of peripheral neuropathic pain for NGX-4010 based on the results of our first two completed Phase 3 clinical trials that met their primary endpoints, one for the treatment of PHN and the other for the treatment of HIV-DSP which were initially submitted as part of our filing. We have received the EMEA’s initial questions regarding our application and submitted responses to those questions in September 2008. As part of our response, we submitted additional data including data from our most recently completed Phase 3 study in PHN, the results of a recently completed long term safety study as well as the available results of our most recently completed Phase 3 study in HIV-DSP, where the primary endpoint was not met. Due to the significant amount of additional data we submitted with our responses to the MAA scheduled Day 120 questions, the EMEA’s decision regarding our MAA could be delayed. After evaluating the EMEA’s response to our most recent submission, we could decide to continue, or withdraw and potentially resubmit, our MAA. In the event of withdrawal and resubmission, the timing to potential approval of our product in Europe would be significantly delayed. Further, our failure to adequately address the EMEA’s questions or to do so in a timely manner may result in our not achieving approval for NGX-4010 in Europe. Further, if we do obtain marketing authorization, the authorization may not be as broad as we would like. For example, the EMEA may only approve NGX-4010 for particular neuropathic pain indications for which we submit sufficient data, rather than accepting such data as supportive of a broad marketing authorization for peripheral neuropathic pain in general. The EMEA may determine that the data we submit are not sufficient for a favorable opinion and may halt or delay the approval process. If NGX-4010 does not receive European marketing authorization, we will not be able to commercialize the product in Europe. Consequently, our ability to generate revenue will be significantly harmed, we may be unable to become profitable or continue our operations and our stock price will be adversely affected.

We will require substantial additional funding and may be unable to raise capital when needed.

We had cash, cash equivalents and short-term investments totaling $30.8 million at September 30, 2008 and during the nine months ended September 30, 2008, we used cash of $21.9 million in operating activities. We expect our negative cash flows from operations to continue beyond potential regulatory approval and product launch and there can be no assurance that we will ever achieve positive cash flows from operations. Although we believe, based on our current operating plan that our cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next twelve months, the pursuit of regulatory approval of NGX-4010, the development of our sales and marketing capabilities, the continued development of NGX-4010, NGX-1998 and other product candidates, as well as the potential acquisition and development of additional products or product candidates by us, will require substantial additional funding. There can be no assurance that additional funding will be available on terms that are acceptable, or at all.

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

We currently depend on three contract manufacturers as single source suppliers for the components of our NGX-4010 product candidate: synthetic capsaicin, the dermal patch and the associated cleansing gel. We have entered into long term commercial supply agreements for these components. In addition we anticipate entering into long-term agreements for the assembly of the NGX-4010 treatment kits in the United States and the European Union. If our relationship with any of these manufacturers is terminated, or if any manufacturer is unable to produce required quantities on a timely basis or at all, our operations would be delayed and our business harmed.

Our reliance on contract manufacturers exposes us to additional risks, including:

•	failure of our current and future manufacturers to comply with strictly-enforced regulatory requirements;

•

failure of our current and future manufacturers to complete the development and scale-up of the manufacturing process including adequately analyzing and documenting the source and chemical make-up of ingredients that make up our product candidate and the ability to reliably and consistently produce the product candidate under current Good Manufacturing Practice regulations;

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

Further, our third party manufacturers operate outside of the United States and the materials used to manufacture our product candidates originate outside the United States, including certain materials which may be sourced from China and India. The FDA has increased its diligence with regard to foreign sourced materials and manufacturing processes which may result in increased costs of maintaining foreign manufacturing and could lengthen or delay the regulatory review process required to gain approval for our product candidates and could potentially prevent approval of our product candidates.

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

We expect to experience pricing pressures in connection with the sale of NGX-4010, if approved, and our potential future products, due to the trend toward programs and legislation aimed at reducing healthcare costs, as well as the increasing influence of managed care organizations. In many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to direct governmental control and is influenced by drug reimbursement programs that employ a variety of price control mechanisms. In these countries, pricing negotiations with governmental authorities or reimbursement programs can take 6 to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct additional studies, such as a study to evaluate the cost-effectiveness of NGX-4010 compared to other currently available therapies. If reimbursement for NGX-4010 is unavailable, delayed or limited in scope or amount or if pricing is set at unsatisfactory levels, our business would be materially harmed.

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

Additionally, depending upon the collaboration partner that we choose, other companies that might otherwise be interested in developing products with us could be less inclined to do so because of our relationship with the collaboration partner. If our ability to work with present or future strategic partners or collaborators is adversely affected as a result of our collaboration agreement, our business prospects may be limited and our financial condition may be adversely affected. There can be no assurance that we will be able to enter into a collaboration for commercialization in Europe, or that if we do, it is on a time frame and on economic terms that are favorable to us. Our ongoing interactions with the EMEA regarding our MAA, including questions raised or determinations made by the EMEA, that may delay or prevent approval for a broad label or otherwise, may prevent or delay the entry into or completion of a collaboration or adversely impact the terms of such collaboration.

If we are unable to establish a sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these functions, we will not be successful in commercializing our product candidates.

In order to commercialize any of our product candidates successfully, we must either acquire or internally develop a capable sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these services for us. The acquisition or development of a capable sales, marketing and distribution infrastructure will require substantial resources, which may divert the attention of our management and key personnel and negatively impact our product development efforts. We intend to enter into partnering or other distribution arrangements for commercialization outside the United States. While we currently intend to develop a direct sales and marketing organization in the United States for NGX-4010, because we believe that we can best serve our target customers with a focused, specialty sales force, we are currently evaluating the potential for commercializing NGX-4010 in the United States with a collaboration partner. If we enter into an agreement with a collaboration partner in the United States, such a collaboration may negatively impact our ability to seek additional strategic relationships and/or may negatively impact the value of your investment in us. Factors that may inhibit our efforts to develop an internal sales, marketing and distribution infrastructure include:

•	lack of available financial resources;

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or convince adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating a sales and marketing organization.

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

Even if we receive regulatory approval to market a particular product candidate, the approval could be conditioned on us conducting additional costly post-approval studies or could limit the indicated uses included in our labeling. Moreover, the product may later be found to cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries.

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

If NGX-4010 receives marketing approval, it will compete against more established products marketed by large pharmaceutical companies with far greater name recognition and resources than we have. NGX-4010 will also compete with medications that are potentially prescribed for off-label use. The most directly-competitive currently-marketed products in the United States are Lidoderm, an FDA-approved 5% lidocaine topical patch for the treatment of PHN marketed by Endo Pharmaceuticals, and Lyrica, an oral anti-convulsant, marketed by Pfizer for use in the treatment of PHN. In addition to these branded drugs, the FDA has approved gabapentin (Neurontin) for use in the treatment of PHN. Gabapentin is marketed by Pfizer and multiple generic manufacturers, and is the most widely-prescribed drug in the United States for treatment of neuropathic pain. Pfizer has also received FDA approval of Lyrica for the treatment of PDN, fibromyalgia, epilepsy and general anxiety disorder. The FDA has approved Cymbalta from Eli Lilly for use in the treatment of PDN, general anxiety disorder, depression and fibromyalgia.

Prior to any market launch, competition may become stronger and more direct and products in development, including products that we are unaware of, may compete with NGX-4010. There are many other companies working to develop new drugs and other therapies to treat pain in general and neuropathic pain in particular, including GlaxoSmithKline, Newron Pharmaceuticals S.p.A, Depomed Inc., Novartis AG, UCB S.A, Pfizer and Eli Lilly. Many of the compounds in development by such companies are already marketed for other indications, such as anti-depressants or anti-seizure drugs. We are also aware of a small, privately-held specialty pharmaceutical company that may have begun early development of a high concentration capsaicin patch for the treatment of PHN, for which the FDA has granted orphan drug designation, as well as early development of a local anesthetic patch for the treatment of PHN, HIV-DSP and PDN. If this company successfully completes its development efforts without violation of our intellectual property rights, it would compete against us. If it were granted orphan exclusivity and was approved by the FDA in an indication that we are attempting to gain approval for before our product candidate is approved, it would significantly harm our ability to commercialize NGX-4010. In addition, physicians employ other interventional procedures, such as nerve stimulation or nerve blocks, to treat patients with difficult to treat neuropathic pain conditions. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, such as vaccines, occur in the biopharmaceutical industry at a rapid pace. Any of these developments may render our product candidates obsolete or noncompetitive.

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

We intend to rely, in part, on Hatch-Waxman exclusivity for the commercialization of NGX-4010 in the United States. The Hatch-Waxman Act provides three-year data exclusivity if clinical data are required to obtain FDA approval of the NDA. This period of data exclusivity may be expanded to a total of five years to the first applicant to gain approval of an NDA under section 505(b) of the Food, Drug, and Cosmetic Act (“Act”) for a product using an active ingredient that the FDA has not previously approved, generally referred to as a new chemical entity under section 505(b) of the Act. While we believe that the FDA has not approved another product containing the active ingredient of NGX-4010, a highly pure synthetic capsaicin, there can be no assurance that a competing product containing a synthetic capsaicin will not achieve approval before NGX-4010 or that NGX-4010 will be able to qualify for the five-year Hatch-Waxman exclusivity. Additionally, Hatch-Waxman data exclusivity will not prevent the FDA from approving a competitor’s NDA for a synthetic capsaicin product if the competitor’s NDA is based on studies it has performed and not on our studies.

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

There can be no assurance that European authorities will grant data exclusivity to NGX-4010. Even if European data exclusivity is granted for NGX-4010, that may not protect us from direct competition. Given the well-established use of capsaicin as a pain reliever, a competitor with a generic version of NGX-4010 may be able to obtain approval of their product during NGX-4010’s period of data exclusivity, by submitting an MAA with a less than full package of preclinical and clinical data.

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

The FDA granted us orphan drug status with regard to NGX-4010 for the treatment of HIV-DSP. In addition we may obtain orphan drug status for other indications, including PHN. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity—that is, for seven years, the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances. We may be unable to obtain orphan drug designations for any additional product candidates or exclusivity for any of our product candidates, or our potential competitors may obtain orphan drug exclusivity for capsaicin-based products competitive with our product candidates before we do, in which case we may be excluded from that market for the exclusivity period. In addition, orphan drug designation previously granted may be withdrawn under certain circumstances. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it if a competitive product based on the same active compound is shown to be clinically superior to our product. Although obtaining FDA approval to market a product with orphan exclusivity can be advantageous, there can be no assurance that it would provide us with a significant commercial advantage.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay our ability to generate revenues.

We do not know whether future clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be disrupted for a variety of reasons, including difficulties in:

•	availability of financial resources;

•	addressing issues raised by the FDA or European health authorities regarding safety, design, scope and objectives of future clinical studies;

•	recruiting and enrolling patients to participate in a clinical trial;

•	obtaining regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective clinical research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

A clinical trial may also be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or in accordance with our clinical protocols;

•	inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues; or

•	inadequate patient enrollment or lack of adequate funding to continue the clinical trial.

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

We have not generated any revenue to date and we have incurred operating and net losses each year since our inception in 1998. Our net loss for the nine months ended September 30, 2008 was approximately $21.2 million. As of September 30, 2008 we had an accumulated deficit of approximately $185.4 million. We expect to continue to incur losses for several years, as we seek regulatory approvals for and commercialize NGX-4010, and continue other research and development activities. If NGX-4010 does not gain regulatory approval or does not achieve market acceptance, we will not generate any revenue. We cannot assure you that we will be profitable even if we commercialize NGX-4010. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

We intend to seek additional funding through strategic alliances, debt facilities or other financing vehicles which may include the public or private sales of our equity securities. There can be no assurance, however, that additional funding will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our then existing or planned development, commercialization or expansion activities.

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

The commercial success, if any, of NGX-4010 depends, in part, on a device patent granted in the United States and a device patent granted in Hong Kong and certain countries of Europe concerning the use of a dermal patch for high concentration capsaicin delivery for the treatment of neuropathic pain. We exclusively license these patents, as well as a related pending patent application in Canada, from the University of California. We do not currently own, and do not have rights under this license to any issued patents that cover NGX-4010 outside Europe, Hong Kong or the United States. One or more of the inventors named in the method patent described below may assert a claim of inventorship rights to such patent, which may result in our loss of exclusive use of this patent. Although we do not believe these individuals are co-inventors, there can be no assurance that we would prevail if such a claim were asserted. The absence of exclusive rights to utilize such patent exposes us to a greater risk of direct competition and could materially harm our business.

In addition to other patents and patent applications which have been licensed under our agreements with third party manufacturers, including the issued patents and pending applications licensed under our commercial supply agreement for NGX-4010, we also license a method patent granted in the United States from the University of California concerning the delivery of high concentration capsaicin for the treatment of neuropathic pain. Two of the three inventors named in the method patent did not assign their patent rights to the University of California. As a result, our rights under this patent are non-exclusive. Anesiva, a company focused on the development and commercialization of treatments for pain, including injection or infiltration of capsaicin for post-surgical pain, osteoarthritis or interdigital neuroma, has licensed from one of the non-assigning inventors the right to use the technology under the method patent. There can be no assurances that other entities will not similarly obtain rights to use the technology under the method patent. If other entities license the right to use this patent, we may face more products competitive with NGX-4010 and our business will suffer.

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

Although we believe that we would have valid defenses to allegations that our current product candidates, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties of which we are aware, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that might be infringed by our products or other activities. For example, in June 2005, Winston Laboratories sent us a letter informing us of their U.S. patent related to cis-capsaicin, and suggested that our synthetic capsaicin formulation could infringe this patent. We responded in August 2005 by denying any infringement. In 2007, Winston reiterated its claim and offered to discuss a license to its patent. We responded by denying infringement. We believe that our products, if commercialized, will not infringe the Winston patent, which is due to expire in 2009, but may be extended under certain circumstances. There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. These parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages or possibly prevent us from commercializing our product candidates. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

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

The stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	delays in the process of seeking or our ability to obtain regulatory approvals;

•	delay in entering, or termination of, strategic partnership relationships;

•	general economic conditions and slow or negative growth of our expected markets.

•	third-party healthcare reimbursement policies or determinations;

•	failure or delays in entering additional product candidates into clinical trials or in commencing additional clinical trials for current product candidates;

•	results from and any delays related to the clinical trials for our product candidates;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock or the discontinuation of one or more securities analysts’ research coverage for our stock;

•	actual or anticipated quarterly variations in our results of operations or those of our collaborators or competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	market conditions in the life sciences sector;

•	any major change in our board or management; and

If we fail to meet the requirements for continued listing on the NASDAQ Global Market and do not meet initial listing requirements to transfer to the NASDAQ Capital Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed on the NASDAQ Global Market and to maintain our listing, we must meet certain financial requirements in accordance with the rules of the NASDAQ Stock Market LLC, or Nasdaq, including, but not limited to, the requirement to maintain a minimum closing bid price of at least $1.00 per share for our common stock and certain other quantitative standards. Although we have maintained our listing status on the NASDAQ Global Market since our initial listing on May 2, 2007, and despite Nasdaq suspending minimum bid price and certain other requirements until January 19, 2009, there can be no assurance that we will maintain our listing on this market in the future if our bid price deteriorates or if we fail to meet other requirements. If we are delisted from the NASDAQ Global Market, we can apply to be listed on the NASDAQ Capital Market or other exchanges, which generally have lower standards for listing. Any potential delisting of our common stock would adversely affect the liquidity of our common stock and our ability to raise additional capital.

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

Our executive officers, directors and their affiliates and significant stockholders beneficially own or control approximately 63% of the outstanding shares of our common stock as of September 30, 2008 (after giving effect to the exercise of all of their outstanding vested options and warrants exercisable within 60 days of such date). Accordingly, these executive officers, directors and their affiliates and significant stockholders acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of our common stock could decline as a result of sales by our existing stockholders, including sales by our executive officers, of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

Recent events in the credit markets have, and will continue to, impact our investment returns.

Recent events in the credit markets have caused a liquidity crisis in most credit facilities including mortgage-backed securities and auction-rate securities. In response to these events we have undertaken a continual evaluation of our investment portfolio to protect principal balances and maintain liquidity of our investments. This evaluation has resulted in our converting, over time, all of our investment holdings into U.S. Treasury securities as of October 31, 2008. Our sales of investments in other than U.S. Treasury securities were generally conducted at or near cost, however certain individual investments were sold at either a gain or loss, that were not material individually or in the aggregate. As a result of the credit crisis and our shift in investments to U.S. Treasury securities, we anticipate that our investment returns will be below historical levels. These lower returns will likely continue for some time and we cannot predict when market conditions will improve and when higher yielding investment options may be available to us.

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

As of September 30, 2008, approximately $22.2 million of the proceeds of the offering had been used to fund the continued development of our lead product candidate NGX-4010 and initial planning of clinical development of NGX-4010 in PDN, $2.5 million in the development of our new product initiatives, NGX-1998 and our opioid prodrug program, and $13.4 million for general corporate purposes including the repayment of notes payable, in accordance with their scheduled amortization. We used all of the net proceeds generated from the IPO by the end of the second quarter of 2008.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (1)	Specimen Common Stock Certificate.

4.2 (1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3 (2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4 (1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5 (1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9 (1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10 (1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11 (2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12 (2)	Form of Warrant to Purchase Common Stock.

10.1 (3) †	Manufacturing and Supply Agreement with Formosa Laboratories, effective as of August 19, 2008.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2008.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2008	NEUROGESX, INC.
(Registrant)

/s/ Anthony A. DiTonno
Anthony A. DiTonno
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen F. Ghiglieri
Stephen F. Ghiglieri
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (1)	Specimen Common Stock Certificate.

4.2 (1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3 (2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4 (1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5 (1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9 (1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10 (1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11 (2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12 (2)	Form of Warrant to Purchase Common Stock.

10.1 (3) †	Manufacturing and Supply Agreement with Formosa Laboratories, effective as of August 19, 2008.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2008.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.