Form 10-Q
period 2009-03-31
NeurogesX Inc
filed 2009-05-08
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, outstanding as of April 30, 2009: 17,569,291

NEUROGESX, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008, and the period from May 28, 1998 (date of inception) to March 31, 2009	2
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008, and the period from May 28, 1998 (date of inception) to March 31, 2009	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4T.	Controls and Procedures	19

PART II. OTHER INFORMATION		20
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 5.	Other Information	40
Item 6.	Exhibits	41

SIGNATURES		42

EXHIBIT INDEX		43

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2009	December 31, 2008
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$6,561	$10,435
Short-term investments	12,286	14,071
Prepaid expenses and other current assets	362	412
Restricted cash	40	40

Total current assets	19,249	24,958
Property and equipment, net	420	468
Restricted cash	160	160
Other assets	—	4

Total assets	$19,829	$25,590

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$478	$370
Accrued compensation	601	1,039
Accrued research and development	623	1,067
Other accrued expenses	621	540
Notes payable – current portion	1,982	2,833

Total current liabilities	4,305	5,849
Non-current liabilities:
Notes payable – non-current portion	—	191
Deferred rent	367	276

Total non-current liabilities	367	467
Commitments and contingencies
Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	209,877	209,370
Deferred stock-based compensation	(1)	(2)
Accumulated other comprehensive income	9	32
Deficit accumulated during the development stage	(194,746)	(190,144)

Total stockholders’ equity	15,157	19,274

Total liabilities and stockholders’ equity	$19,829	$25,590

See accompanying notes.

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,		Period from May 28, 1998 (inception) to March 31,
	2009	2008	2009
Operating expenses:
Research and development(1)	$2,326	$5,781	$113,818
General and administrative(2)	2,189	2,487	41,244

Total operating expenses	4,515	8,268	155,062

Loss from operations	(4,515)	(8,268)	(155,062)
Interest income	33	504	5,005
Interest expense	(120)	(243)	(2,838)
Other income (expense), net	—	17	(2,947)

Net loss before cumulative effect of change in accounting principle	(4,602)	(7,990)	(155,842)
Cumulative effect of change in accounting principle	—	—	(32)

Net loss	(4,602)	(7,990)	(155,874)
Accretion of redeemable convertible preferred stock	—	—	(38,872)

Net loss attributable to common stockholders	$(4,602)	$(7,990)	$(194,746)

Basic and diluted net loss per share attributable to common stockholders	$(0.26)	$(0.46)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	17,568,600	17,468,395

Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$259	$198
(2) General and administrative	248	201

	$507	$399

See accompanying notes.

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,		Period from May 28, 1998 (inception) to March 31,
	2009	2008	2009
Operating activities
Net loss	$(4,602)	$(7,990)	$(155,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49	39	1,595
Amortization of debt issuance costs	42	50	534
Amortization/accretion of investment premiums/(discounts), net	36	(301)	(1,051)
Stock-based compensation	507	399	8,962
Loss on sales of short-term investments	—	—	8
(Gain)/loss on disposal of fixed assets	—	—	87
Revaluation of preferred stock warrant liability	—	—	2,888
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	50	253	(362)
Other assets	—	—	(106)
Accounts payable	108	(771)	478
Accrued compensation	(438)	(37)	601
Accrued research and development	(444)	1,010	623
Deferred rent	128	71	427
Other accrued expenses	46	(991)	574

Net cash used in operating activities	(4,518)	(8,268)	(140,616)

Investing activities
Purchases of short-term investments	(8,524)	(30,385)	(195,767)
Proceeds from maturities of short-term investments	10,250	18,278	151,604
Proceeds from sales of short-term investments	—	—	32,929
Change in restricted cash	—	—	(200)
Proceeds from disposal of property and equipment	—	—	8
Purchases of property and equipment	(1)	(63)	(2,110)

Net cash provided by/(used in) investing activities	1,725	(12,170)	(13,536)

Financing activities
Proceeds from notes payable	—	—	11,092
Repayment of notes payable	(1,081)	(959)	(9,069)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	96,187
Proceeds from issuance of warrants	—	14	150
Proceeds from issuance of common stock	—	2,275	62,353

Net cash provided by/(used in) financing activities	(1,081)	1,330	160,713

Net increase/(decrease) in cash and cash equivalents	(3,874)	(19,108)	6,561
Cash and cash equivalents, beginning of period	10,435	31,478	—

Cash and cash equivalents, end of period	$6,561	$12,370	$6,561

Supplemental cash flow information
Cash paid for interest	$81	$203	$2,238

See accompanying notes.

NEUROGESX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The Company

Nature of Operations

NeurogesX, Inc. (the “Company”) is a biopharmaceutical company focused on developing and commercializing novel pain management therapies. The Company is assembling a portfolio of pain management product candidates based on known chemical entities to develop innovative new therapies which the Company believes may offer substantial advantages over currently available treatment options. The Company’s initial focus is on the management of chronic peripheral neuropathic pain conditions. The Company’s most advanced product candidate, Qutenza™ (formerly NGX-4010), a dermal patch containing a high concentration of synthetic capsaicin, is designed to manage pain associated with peripheral neuropathic pain conditions.

The Company submitted to the U.S. Food and Drug Administration (“FDA”) a new drug application (“NDA”) for Qutenza for the management of pain associated with postherpetic neuralgia (“PHN”) in October 2008, which was filed by the FDA in December 2008. The Company’s NDA has a Prescription Drug User Fee Act (“PDUFA”) date of August 16, 2009, at which time the Company anticipates receiving a complete response letter from the FDA. A complete response letter may describe any activities which may be required to gain approval or may indicate that a product candidate is not approvable. The FDA has recently requested that the Company conduct a study, which the Company believes would be relatively small and short term, to determine if application of Qutenza following pre-treatment with an FDA-approved topical anesthetic would have a reasonably similar tolerability profile to application following the over the counter formulation of lidocaine used in the Company’s clinical trials. The Company is currently assessing this request. If the Company is required to conduct an additional study and submit additional data, this is likely to result in an extension of the FDA’s review timeline for the Qutenza NDA.

In September 2007 the Company submitted a marketing authorization application (“MAA”) for Qutenza with the European Medicines Agency (“EMEA”) under the centralized procedure. On March 19, 2009, the Committee for Medicinal Products for Human Use (“CHMP”) issued a positive opinion recommending the approval of the Company’s MAA for Qutenza for the treatment of peripheral neuropathic in non-diabetic adults either alone or in combination with other medicinal products for pain. The Company is currently awaiting the European Commission’s decision on the CHMP’s opinion, a process which normally takes approximately 60 to 90 days. A European Commission decision approving the Company’s MAA would constitute approval to market Qutenza in the European Union. If the European Commission approves the MAA, product pricing for government sponsored health-care reimbursement will need to be negotiated in most countries of the European Union, and for hospital-based products, product pricing may need to be established directly with hospitals. This process can take months or substantially longer to complete, if at all.

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

In 2008, in response to the generally weak economic conditions which the Company believes has resulted in a challenging environment for raising capital, the Company deferred further pre-clinical and clinical development activities for all of its product candidates in order to focus its fiscal and human resources on the prosecution of its MAA and NDA for Qutenza and on continuing support of its strategies for obtaining adequate reimbursement for Qutenza in the United States. The Company expects to re-initiate some or all of its development programs if additional funds become available or, if necessary, in support of its regulatory activities. The Company holds worldwide commercial rights to all of its product candidates and is actively engaged in discussions with potential commercial partners. Further, the Company is currently seeking development partners for its acetaminophen and opioid prodrug product candidates.

The Company had cash, cash equivalents and short-term investments totaling $18.8 million at March 31, 2009, which the Company believes is sufficient to fund its operations through at least December 31, 2009. The Company intends to seek additional funding through strategic alliances, debt facilities or other financing vehicles which may include the public or private sales of its equity securities.

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information on the same basis as the annual consolidated financial statements and in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated interim financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the balances and results for the periods presented. These unaudited condensed consolidated interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.

The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date. The unaudited condensed consolidated interim financial statements and related disclosures have been prepared with the presumption that users of such information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 contained in the Company’s 2008 Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2. Summary of Significant Accounting Policies

Stock-Based Compensation

Effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”). Under SFAS No. 123R, stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period) which the Company has elected to amortize on a straight-line basis. The Company has applied the provisions of Staff Accounting

Bulletin No. 110, which allows for the utilization of a simplified method in determining the expected term of an option. Because non-cash stock compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company adopted the provisions of SFAS No. 123R using the prospective transition method. Under the prospective transition method, beginning January 1, 2006, compensation cost recognized includes:

•	compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value in accordance with the provisions of APB No. 25, and

•	compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of SFAS No. 123R. The Company has elected to use the Black-Scholes option valuation model to estimate the fair value of stock options. Stock compensation expense relating to options with acceleration of vesting dependant upon the achievement of milestones is recognized over a period which is the shorter of:

•	the Company’s evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement; or

•	the otherwise stated time-based vesting period.

The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to employees for three months ended March 31, 2009 and 2008 using the Black-Scholes valuation model. The table below also shows the assumptions used to compute stock-based compensation expense for the Company’s Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2009 and 2008 using the Black-Scholes valuation model:

	Three Months Ended March 31,
	2009	2008
Stock Options
Expected dividend yield	0%	0%
Expected volatility	70%	70%
Expected life (in years)	6.0	6.0
Risk-free interest rate	1.8%	3.1%
ESPP
Expected dividend yield	0%	0%
Expected volatility	56 – 83%	44 – 68%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	0.8 – 2.1%	3.6 – 5.0%

Comprehensive Loss

The Company reports comprehensive loss and its components as part of total stockholders’ equity. Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale investments. For the three months ended March 31, 2009 and 2008, comprehensive loss was as follows:

	Three Months Ended March 31,
	2009	2008
Net loss	$(4,602)	$(7,990)
Changes in unrealized gains (losses)	(23)	202

Total comprehensive loss	$(4,625)	$(7,788)

The fluctuation in accumulated other comprehensive income represents the net change in fair value for invested assets as a result of changes in interest rates and other factors affecting fair value and as a result of sales of investments prior to their maturities. The cumulative effect of these periodic fluctuations is reflected as other comprehensive income on the Company’s balance sheet.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period less the weighted average unvested common shares subject to repurchase and without consideration of common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share and share equivalents outstanding for the period, less the weighted average unvested common shares subject to repurchase. For purposes of this calculation, warrants and options to purchase common stock are considered to be common equivalent shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

	Three Months Ended March 31,
	2009	2008
	(in thousands except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(4,602)	$(7,990)

Denominator:
Weighted-average common shares outstanding	17,569,201	17,470,306
Less: Weighted-average unvested common shares subject to repurchase	(601)	(1,911)

Denominator for basic and diluted net loss per share attributable to common stockholders	17,568,600	17,468,395

Basic and diluted net loss per share attributable to common stockholders	$(0.26)	$(0.46)

	March 31,
	2009	2008
Historical outstanding securities not included in diluted net loss per share attributable to common stockholder calculation:
Options to purchase common stock	1,999,937	1,431,101
Warrants outstanding	1,265,846	1,265,846
Common stock subject to repurchase	417	1,533

	3,266,200	2,698,480

Recently Issued Accounting Standards

Adopted in 2009

In December 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”), which applies to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. This issue, among other things, requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008. The Company adopted EITF 07-1 on January 1, 2009. The adoption of EITF 07-1 did not have a material impact on the Company’s financial position or results of operations.

Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP No. 157-2”) delayed the effective date of FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), for non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company adopted FSP No. 157-2 on January 1, 2009. Since the Company does not currently have assets or liabilities that are required to be measured on a non-recurring basis, the adoption of FSP No. 157-2 did not have a material impact on the Company’s financial position or results of operations.

Note 3. Cash and Cash Equivalents and Short-Term Investments

The following are summaries of cash, cash equivalents and short-term investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2009:
Cash and money market funds	$6,561	$—	$—	$6,561
U.S. Treasury securities	6,534	5	—	6,539
Commercial paper*	5,743	4	—	5,747

	$18,838	$9	$—	$18,847

Reported as:
Cash and cash equivalents				$6,561
Short-term investments				12,286

				$18,847

As of December 31, 2008:
Cash and money market funds	$9,933	$—	$—	$9,933
U.S. Treasury securities	14,541	32	—	14,573

	$24,474	$32	$—	$24,506

Reported as:
Cash and cash equivalents				$10,435
Short-term investments				14,071

				$24,506

*	All reported commercial paper is guaranteed in full by the Federal Deposit Insurance Corporation through the Temporary Liquidity Guarantee Program.

At March 31, 2009 and December 31, 2008, the contractual maturities of investments held were less than one year. The Company did not sell any of its investments prior to maturity during the three months ended March 31, 2009 and 2008.

Note 4. Fair Value Measurements

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

In accordance with SFAS No. 157, the following table represents the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis and their level within the fair value hierarchy as of March 31, 2009 and December 31, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair Value Measurements at March 31, 2009:
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$6,021	$—	$—	$6,021
U.S. Treasury securities	6,539	—	—	6,539
Commercial paper	—	5,747	—	5,747

Total financial assets measured at fair value	$12,560	$5,747	$—	18,307

Components of cash and cash equivalents not measured at fair value:
Operating cash				540

Total cash and cash equivalents and short-term investments				$18,847

Fair Value Measurements at December 31, 2008:
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$9,496	$—	$—	$9,496
U.S. Treasury securities	14,573	—	—	14,573

Total financial assets measured at fair value	$24,069	$—	$—	24,069

Components of cash and cash equivalents not measured at fair value:
Operating cash				437

Total cash and cash equivalents and short-term investments				$24,506

Note 5. Stockholders’ Equity

2000 Stock Incentive Plan and 2007 Stock Plan

During the three months ended March 31, 2009, the Company granted options to purchase a total of 647,142 shares of the Company’s common stock to employees with a fair value of approximately $526,000 that is expected to be amortized through 2014, as of March 31, 2009. During the three months ended March 31, 2008, the Company granted options to purchase a total of 317,250 shares of the Company’s common stock to employees with a fair value of approximately $1,093,000 that is expected to be amortized through 2012.

Of the options granted during the three months ended March 31, 2009, options to purchase a total of 256,892 shares of the Company’s common stock were granted to executive officers as part of their 2008 bonus consideration. In an effort to conserve the Company’s cash resources, all executive officers were paid 50% of the earned 2008 bonus amount in the form of cash, with the remainder paid in stock options. The fair value of these stock options was approximately $202,000 and was recorded during the three months ended March 31, 2009 as these options were vested in full upon grant.

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

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•

the timing of the European Commission’s decision on the European Medicines Agency’s, or EMEA, Committee for Medicinal Products for Human Use, or CHMP, opinion, which recommended approval of our marketing authorization application, or MAA, for Qutenza™ (formerly NGX-4010) for the treatment of peripheral neuropathic pain in non-diabetic adults either alone or in combination with other medicinal products for pain or the timing of obtaining government sponsored health-care reimbursement;

•

the timing of U.S. Food and Drug Administration’s, or FDA, review of the new drug application, or NDA, for Qutenza that was submitted in October 2008 and the potential receipt of correspondence from the FDA by the assigned Prescription Drug User Fee Act, or PDUFA, date;

•	the size and timing of any additional clinical trials requested by the FDA with respect to our NDA for Qutenza;

•	the sufficiency of existing resources to fund our operations through at least December 31, 2009;

•	capital requirements and our needs for additional financing;

•	potential partners for commercialization of Qutenza or other product candidates in the European Union or the United States;

•	efforts to expand the scope of indications in which our capsaicin-based product candidates are used, and the timing of potential clinical trials in connection with such expansion;

•	plans to obtain broader market access for our capsaicin-based product candidates through expansion of approved indications;

•	the scope and size of research and development efforts and programs, including with respect to development of additional product candidates;

•	the potential benefits of, and markets for, our product candidates;

•	losses, costs, expenses, expenditures and cash flows;

•	potential competitors and competitive products;

•	our plans for sales, marketing and manufacturing;

•	future payments under lease obligations and equipment financing lines;

•	patents and our and others’ intellectual property; and

•	expected future sources of revenue and capital.

We undertake no obligation to, and expressly disclaim any obligation to, revise or update the forward-looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, which are more fully described in the section of this quarterly report entitled “Risk Factors”, including, but not limited to, those risks and uncertainties relating to:

•	difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates;

•	the CHMP’s positive opinion to the European Commission for approval of Qutenza may not result in approval by the European Commission;

•	our inability to obtain additional financing;

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

We submitted to the FDA an NDA for Qutenza for the management of pain associated with PHN in October 2008 which was filed by the FDA in December 2008. Our NDA has a PDUFA date of August 16, 2009, at which time we anticipate receiving a complete response letter from the FDA. A complete response letter may describe any activities which may be required to gain approval or may indicate that a product candidate is not approvable. The FDA has recently requested that we conduct a study, which we believe would be relatively small and short term, to determine if application of Qutenza following pre-treatment with an FDA-approved topical anesthetic will have a reasonably similar tolerability profile to application following the over the counter formulation of lidocaine used in our clinical trials. We are currently assessing this request. If we are required to conduct an additional study and submit additional data, this would likely result in an extension of the FDA’s review timeline for the Qutenza NDA.

In September 2007 we submitted a MAA for Qutenza with the EMEA under the centralized procedure, seeking approval of Qutenza. On March 19, 2009, the CHMP issued a positive opinion recommending the approval of our MAA for Qutenza for the treatment of peripheral neuropathic pain in non-diabetic adults either alone or in combination with other medicinal products for pain. In conjunction with issuing this recommendation, the CHMP requested us to perform certain clinical evaluations of Qutenza following approval. We are currently awaiting the European Commission’s decision on the CHMP opinion, a process which normally takes approximately 60 to 90 days. A European Commission decision approving our MAA would constitute approval to market Qutenza in the European Union. If the European Commission approves the MAA, product pricing for government sponsored health-care reimbursement will need to be negotiated in most countries of the European Union, and for hospital-based products, product pricing may need to be established directly with hospitals. We believe this process can take months or substantially longer to complete, if at all.

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

In response to the generally weak economic conditions which have resulted in a challenging environment for raising capital, we deferred further pre-clinical and clinical development activities for all of our product candidates in order to focus our fiscal and human resources on the prosecution of our MAA and NDA for Qutenza and on continuing support of our strategies for obtaining adequate reimbursement for Qutenza in the United States. We expect to re-initiate some or all of our development programs if additional funds become available or, if necessary, in support of our regulatory activities. We hold worldwide commercial rights to all of our product candidates and are actively engaged in discussions with potential commercial partners. Further, we are currently seeking development partners for our acetaminophen and opioid prodrug product candidates.

We were incorporated in 1998 as Advanced Analgesics, Inc., and commenced operations in 2000 as NeurogesX, Inc. From inception through 2001 our primary activities were related to formulation development and preclinical studies of our lead product candidate, Qutenza. Since 2002, our focus has expanded to include clinical development of Qutenza, establishing sources of supply and manufacturing processes for Qutenza and, more recently, regulatory activities including those related to our MAA and NDA. Our focus has also expanded to include preparation for potential commercialization of Qutenza should marketing approval be attained and seeking commercial partners for Qutenza. Additionally, we have begun development programs for NGX-1998, a liquid formulation of the same active ingredient used in Qutenza, as well as limited preclinical development of certain prodrug product candidates.

We are a development stage company. To date, we have not generated any revenues and have funded our operations primarily by selling equity securities and establishing debt facilities. We have incurred significant losses since our inception. As of March 31, 2009, we had a deficit accumulated during the development stage of approximately $194.7 million, of which approximately $38.9 million represents non-cash charges for the accretion of redeemable convertible preferred stock. We had cash, cash equivalents and short-term investments totaling $18.8 million at March 31, 2009 and during the first quarter of 2009, we used cash of $4.5 million in operating activities and approximately $1.1 million in repayment of our notes payable. We expect to continue to incur annual operating losses over the next several years and those losses may increase as we continue our efforts to gain marketing approval for Qutenza in the United States and the European Union, prepare for potential commercialization if Qutenza is approved for marketing, and resume development of our product candidates. With respect to our notes payable, at March 31, 2009, the outstanding balance was approximately $2.0 million. This balance is scheduled to be fully repaid by January 2010.

Critical Accounting Policies and Significant Judgments and Estimates

As of the date of the filing of this quarterly report, we believe that there have been no material changes to our critical accounting policies during the three months ended March 31, 2009 compared to those discussed in our 2008 Form 10-K, filed on March 26, 2009.

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

Since our inception, Qutenza has accounted for in excess of 90% of our external research and development expenses, although Qutenza has been declining as a percentage of our external research and development expenses in recent years due to the completion of clinical studies evaluating Qutenza and the relative increase in spending related primarily to our NGX-1998 development program. Specifically, in the three months ended March 31, 2009 and 2008, our external research and development costs totaled $0.5 million and $3.4 million, respectively, and of these amounts 96% and 92%, respectively, were incurred in programs related to Qutenza. We commence tracking the separate, external costs of a project when we determine that a project has a reasonable chance of entering clinical development. We use our internal research and development resources across several projects and many resources are not attributable to specific projects. Accordingly, we do not account for our internal research and development costs on a project basis. However, over time, we believe that our internal costs are expended on our development projects generally in proportion to our external development costs for such project relative to total external development costs.

The process of conducting preclinical testing and clinical trials necessary to obtain marketing approvals in the United States and other regions is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, patient enrollment, manufacturing capabilities, successful clinical results, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when or to what extent we will generate revenues from commercialization and sale of any of our product candidates. Currently we are primarily focused on completing the development, through regulatory approval, of our lead product candidate, Qutenza, for patients with PHN in the United States and for patients with peripheral neuropathic pain conditions in the European Union. Our MAA for Qutenza received, in March 2009, a positive opinion from the CHMP recommending approval for the use of Qutenza for peripheral neuropathic pain in non-diabetic adults either alone or in combination with other medicinal products for pain. We are currently awaiting the European Commission’s decision on the CHMP opinion, a process which normally takes approximately 60 to 90 days. We also submitted an NDA in the United States for Qutenza for the management of pain associated with PHN in October 2008, and the NDA was filed by the FDA in December 2008. Our NDA has been given a PDUFA date of August 16, 2009, at which time we anticipate receiving a complete response letter from the FDA. A complete response letter may describe any activities which may be required to gain approval or may indicate that a product candidate is not approvable. The FDA has recently requested that we conduct a study, which we believe would be relatively small and short term, to determine if application of Qutenza following pre-treatment with an FDA-approved topical anesthetic would have a reasonably similar tolerability profile to application following the over the counter formulation of lidocaine used in our clinical trials. We are currently assessing this request. If we are required to conduct an additional study and submit additional data, this would likely result in an extension of the FDA’s review timeline for the Qutenza NDA. We anticipate that our overall research and development expenses, excluding non-cash stock-based compensation expense will remain substantially below historical levels until we attain additional funding to support further development activities in Qutenza, NGX-1998 and our other development programs.

Our general and administrative expenses consist primarily of salaries and benefits, professional fees related to our administrative, finance, human resource, legal and information technology functions, marketing expenses, costs associated with our status as a public company and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. We anticipate that our general and administrative expenses will increase in absolute dollars and also as a percentage of total expenses over the next several years if we obtain additional capital. These increases are likely to be attributable to increasing marketing activities in anticipation of and upon receipt of, required regulatory approvals, the costs of hiring and deploying a sales force in the United States and infrastructure costs to support a commercial launch of our product should we achieve FDA approval, and the costs of being a public company, as well as the need to add additional personnel in all of the key functional areas that support growth of our general operations, including accounting and finance, legal and human resources.

Comparison of Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
	(in thousands, except percentages)
Research and development expenses	$(2,326)	$(5,781)	$(3,455)	(60%)
General and administrative expenses	(2,189)	(2,487)	(298)	(12%)
Interest income	33	504	(471)	(93%)
Interest expense	(120)	(243)	(123)	(51%)
Other income (expense), net	—	17	(17)	(100%)

Research and Development Expenses. Research and development expenses decreased approximately $3.5 million, or 60%, to $2.3 million for the three months ended March 31, 2009 from $5.8 million for the same period in 2008. The year over year change was attributable to, in part, a decision to reduce our non-clinical and clinical development expenses related both to potential label expansion of Qutenza as well as our other product candidate programs. This was due to our desire to preserve cash resources to support our regulatory submissions processes in both the United States and the European Union and to devote resources to certain pre-commercialization activities. Specifically, our research and development expenses declined primarily as a result of a $2.1 million decrease in clinical study costs associated with Qutenza. No clinical activity occurred in the first quarter of 2009 whereas in the first quarter of 2008, we were in the process of winding down our most recent Phase 3 clinical trial. Also contributing to the year over year change was a

$0.5 million decrease in employee related costs commensurate with our reduced clinical trial activity. Additionally, there was a $0.3 million decrease related to manufacturing costs in support of Qutenza due to the timing of our manufacturing development activities in support of our regulatory submissions. Additional decreases include a $0.3 million decrease in spending related to NGX-1998 and our earlier stage product candidates as we deferred further development until additional funding is obtained, a $0.3 million reduction in regulatory expenses associated with the preparation of our NDA in the first quarter of 2008 and support for our MAA, and a $0.1 million decrease in external quality assurance costs associated with clinical trial activity in the first quarter of 2008.

General and Administrative Expenses. General and administrative expenses decreased approximately $0.3 million, or 12%, to $2.2 million for the three months ended March 31, 2009 from $2.5 million for the same period in 2008. The year over year change was due to a $0.2 million decrease in certain pre-commercialization activities including marketing materials development as well as the timing of certain activities related to our reimbursement strategies, as well as a $0.1 million reduction in marketing employee related expenses.

Interest income. Interest income decreased approximately $0.5 million, or 93%, to less than $0.1 million for the three months ended March 31, 2009 from $0.5 million for the same period in 2008. The year over year change was primarily attributable to a decrease in our average investment balances. Also contributing to the decrease was a decline in the rate of return on our invested assets as rates declined in the market, in general, and as we moved our invested assets to investments of lower relative risk in light of events in the credit markets.

Interest expense. Interest expense decreased approximately $0.1 million, or 51%, to $0.1 million for the three months ended March 31, 2009 from $0.2 million for the same period in 2008. This decrease was related to the reduction in the outstanding principal balance of notes payable as a result of the scheduled repayment of principal on those notes payable.

Liquidity and Capital Resources

Since our inception through March 31, 2009, we have financed our operations primarily through private placements and a public offering of our equity securities and, to a lesser extent, through debt facilities. Through March 31, 2009, we have received approximately $158.7 million from the sale of our equity securities, net of issuance costs. On May 7, 2007, we completed an initial public offering of our common stock which resulted in net cash proceeds, after deducting total expenses including underwriting discounts and commissions and other-offering related expenses, of approximately $38.1 million. On December 28, 2007 we completed the first closing of a private placement of our common stock and warrants resulting in net cash proceeds of $21.5 million and on January 3, 2008, we completed the second and final closing of this private placement of our common stock and warrants resulting in additional net cash proceeds of $2.3 million.

As of March 31, 2009, we had approximately $18.8 million in cash, cash equivalents and short-term investments and working capital of $14.9 million. Our cash and investment balances are typically held in a variety of interest bearing instruments including corporate bonds, commercial paper, money market funds and obligations of U.S. government agencies. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. Further, to reduce portfolio risk, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. In response to a broad based tightening of credit and worsening economic environment in the fourth quarter of 2008, and to protect the principal balances and maintain liquidity of our investments, we have, over time, converted all of our investment holdings into U.S. Treasury or money market funds consisting of only U.S. Treasury securities and commercial paper guaranteed in full by the Federal Deposit Insurance Corporation through the Temporary Liquidity Guarantee Program as of March 31, 2009. Our sales of investments in other than U.S. Treasury securities in 2008 were generally conducted at or near cost, however certain individual investments were sold at either a gain or loss that were not material individually or in the aggregate.

Net cash used in operating activities was approximately $4.5 million and $8.3 million during the three months ended March 31, 2009 and 2008, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, internal personnel costs associated with our research and development programs and infrastructure costs supporting our research and development activities. Included in net cash used in operating activities are net changes in assets and liabilities affecting cash. In the three months ended March 31, 2009, a significant decrease in accrued research and development was included in net cash used in operating activities related to the final payments associated with our most recent Phase 3 clinical trial. Also included in net cash used in operating activities in the 2009 period was a significant decrease in accrued compensation, primarily related to the partial payment of cash bonuses earned in 2008. In the three months ended March 31, 2008, there was a significant reduction in accounts payable and other accrued expenses, partially offset by a significant increase in accrued research and development due to the timing of research and development activities as well as the timing of our payments to our suppliers, vendors and employees.

Net cash provided by investing activities was approximately $1.7 million during the three months ended March 31, 2009 and net cash used in investing activities was approximately $12.2 million during the three months ended March 31, 2008. Investing activities consist primarily of the purchase and maturity of marketable securities. The net cash provided by investing activities during the three months ended March 31, 2009 reflected maturities of marketable securities in excess of the amount purchased during this period. Net cash used in investing activities during the three months ended March 31, 2008 reflected the investment of a majority of the net proceeds generated from our private placement of common stock and warrants, completed in January 2008, in short-term investments in the 2008 period. Purchases of property and equipment were not significant during these periods. We expect that property and equipment expenditures may increase if our NDA for Qutenza is approved by the FDA. Such increase is expected to relate to the capital needs for infrastructure to support commercial operations.

Net cash used in financing activities was approximately $1.1 million during the three months ended March 31, 2009 and net cash provided by financing activities was approximately $1.3 million during the three months ended March 31, 2008. Financing activities consisted of principal repayments on our venture loan financing arrangements in both periods. However, these principal repayments were offset in the 2008 period by net proceeds from the sale of our common stock and warrants.

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

At March 31, 2009, we had approximately $18.8 million in cash, cash equivalents and short-term investments and the balance of our notes payable totaled approximately $2.0 million. During the three months ended March 31, 2009, we used a total of approximately $4.5 million in operating activities and approximately $1.1 million in the repayment of notes payable. We currently anticipate that our quarterly cash uses will remain at approximately these levels until such time as we are able to secure additional funding to increase our investment in pre-commercialization activities and advance our development programs. As a result, we anticipate that our existing cash and investments will be sufficient to meet our projected operating requirements through at least December 31, 2009. Additionally, should we achieve market approval in the United States and if additional resources become available, we expect that our cash uses will increase to support additional pre-launch activities as well as launch related activities.

To date, we have incurred recurring net losses and negative cash flows from operations. Until we can generate significant cash from our operations, if ever, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities as well as potentially through strategic collaboration agreements, debt financing or the sale of other equity securities. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to further delay or potentially eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect the launch of our product candidates, if approved for marketing, or our ability to continue in business. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations

There have been no material changes to our disclosures regarding contractual obligations set forth in our 2008 Form 10-K, filed on March 26, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our Form 10-K filed for the year ended December 31, 2008.

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

Our success depends substantially on obtaining regulatory approval for our most advanced product candidate, Qutenza, a dermal patch containing a high concentration of synthetic capsaicin. Regulatory approval in the United States requires the completion of extensive non-clinical and clinical evaluation of a product candidate to demonstrate substantial evidence of safety and efficacy of the product candidate, as well as development of manufacturing processes which demonstrate the ability to reliably and consistently produce the product candidate under current Good Manufacturing Practice regulations. Each of these elements of our Qutenza development program include certain judgments of applicable regulatory requirements of what will ultimately be deemed acceptable to the regulatory authority including the FDA’s evaluation of additional data, such as a “responder” analysis and other secondary endpoints when evaluating whether our product can be approved. The FDA in reviewing our application will evaluate all components of that program including conducting audits of clinical sites used in our clinical trials and inspecting our manufacturing sites to ensure compliance with regulatory requirements. There can be no assurance that any or all aspects of our development program or our manufacturing processes will satisfy the regulatory requirements for approval, the failure of which to do so would significantly delay or even prevent approval of our product candidate and seriously harm our ability to generate revenue. Qutenza has been evaluated in three completed Phase 3 clinical trials for the management of pain associated with PHN, one of which did not meet its primary endpoint, and two completed Phase 3 clinical trials for the management of pain associated with HIV-DSP, one of which did not meet its primary endpoint. The FDA generally requires successful completion of at least two adequate and well-controlled Phase 3 clinical trials for each indication for which we seek marketing approval before submission of an NDA. Although our analyses of two Phase 3 studies in PHN indicated that their primary endpoints were met, the FDA may not agree with our analyses and may require that we complete additional studies or perform other activities to support an approval of the PHN indication. We may not have adequate financial or other resources to pursue this product candidate through regulatory approval or through commercialization. If we do not receive marketing approval from the FDA we will not be able to commercialize Qutenza in the United States. Further, if the FDA delays approval as a result of requirements to conduct additional clinical studies, remediation of manufacturing deficiencies, or for other reasons, commercialization of Qutenza could be significantly delayed. The FDA has recently requested that we conduct a study to determine if application of Qutenza following pre-treatment with an FDA-approved topical anesthetic would have a reasonably similar tolerability profile to application following the over the counter formulation of lidocaine used in our clinical trials. We are currently assessing this request. If we are required to conduct an additional study and submit additional data, this would likely result in an extension of the FDA’s review timeline for the Qutenza NDA. We do not currently know the scope of the study that the FDA may require us to undertake, nor the time it would take to complete such study. Significant delay in obtaining such approval or the inability to obtain such approval to commercialize Qutenza in the United States would significantly harm our business and as a result we may be unable to become profitable or continue our operations, or, even if we are able to commercialize in the United States, there can be no assurance that we can become profitable. As a consequence of any of these factors, our stock price would be adversely affected. The NDA we have filed with the FDA seeks approval for the use of Qutenza for PHN. We are continuing to evaluate whether to seek approval for Qutenza in HIV-DSP and whether additional studies would be necessary to achieve such an approval. If we decide to seek approval in HIV-DSP, we would do so no sooner than after the FDA has completed its review of the PHN NDA submission. Further, we may decide not to conduct further Qutenza studies in HIV-DSP and ultimately may not seek approval of Qutenza in the HIV-DSP indication, in which case our potential revenues could be negatively impacted.

We may not be successful in obtaining European regulatory approval for Qutenza.

On March 19, 2009, we received a positive opinion recommending the approval of our MAA from the CHMP for Qutenza for the treatment of peripheral neuropathic pain in non-diabetic adults either alone or in combination with other medicinal products for pain. We are currently awaiting the European Commission’s decision on the CHMP opinion, a process which normally takes approximately 60 to 90 days. However, there can be no assurance that the European Commission will adopt the CHMP’s opinion and approve the MAA for Qutenza. A decision by the European Commission to not adopt the recommendation of the CHMP would cause us to not be able to commercialize Qutenza in Europe and consequently, our ability to generate revenue would be significantly harmed.

If the European Commission approves the MAA, product pricing for government sponsored health-care reimbursement will need to be negotiated in most countries of the European Union, and for hospital-based products, product pricing may need to be established directly with hospitals. We believe this process can take months or substantially longer to complete, if at all.

We will require substantial additional funding and may be unable to raise capital when needed.

We had cash, cash equivalents and short-term investments totaling $18.8 million at March 31, 2009 and during the three months ended March 31, 2009, we used a total of $4.5 million in operating activities and approximately $1.1 million in the repayment of notes payable. Although we have deferred clinical programs and reduced our planned spending for 2009 until such time as additional resources are attained, we expect our negative cash flows from operations to continue beyond potential regulatory approval and product launch of Qutenza and there can be no assurance that we will ever achieve positive cash flows from operations. We believe, based on our current operating plan that our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least December 31, 2009. However, our planned activities beyond 2009 including the establishment of a sales and marketing organization to launch Qutenza, if approved, in the United States along with continuing our development programs for Qutenza, NGX-1998 and our other development programs will require substantial additional funding. There can be no assurance that additional funding will be available on terms that are acceptable, if at all.

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

Even if Qutenza is covered by Medicare, we cannot determine whether that coverage will be primarily under Medicare Part B or Medicare Part D. Although products administered by, or under the supervision of, a physician, as we expect Qutenza will be, are ordinarily covered by Medicare Part B, which also reimburses the physician for services in administering the product, Medicare Part B does not currently provide reimbursement for the use of topical patches in the treatment of peripheral neuropathic pain. Obtaining coverage for Qutenza and its related administration under Part B is important to our future success, and there is a possibility that our efforts to achieve such a change in a policy will not be successful or if successful, will likely take one or more years to achieve. Any delay in achieving reimbursement under Part B will have a negative impact on our ability to generate revenues.

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

Any product candidate for which we receive regulatory approval will be subject to significant review and ongoing and changing regulation by the FDA, the EMEA and other regulatory agencies. These ongoing regulatory requirements may include, but are not limited to:

•	obtaining additional post-approval clinical study data;

•	regulatory review of advertising, promotional and education activities for the product;

•	establishment and monitoring of pharmacovigilance programs; and

•	periodic regulatory agency inspections and reviews of our third-party manufacturing facilities and processes.

Failure to comply with regulatory requirements may subject us to administrative and judicially-imposed sanctions. These may include warning letters, adverse publicity, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production, and refusal to approve pending product marketing applications.

Even if we receive regulatory approval to market a particular product candidate, the approval could be conditioned on us conducting additional costly post-approval studies or could limit the indicated uses included in our labeling. For example, the positive opinion of the CHMP recommending approval of Qutenza in the European Union, if adopted by the European Union, requires us to conduct certain post authorization commitments including ongoing evaluations of safety of Qutenza’s use in the labeled indications as well as clinical evaluation in patients with PDN, although the timing of clinical evaluations in PDN has not yet been determined. These studies may prove to be expensive and difficult to complete and the results of these studies may identify safety, efficacy or other issues related to Qutenza use that could be harmful to us. Moreover, the product may later be found to cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries.

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

If Qutenza receives marketing approval, it will compete against more established products marketed by large pharmaceutical companies with far greater name recognition and resources than we have. Qutenza will also compete with medications that are potentially prescribed for off-label use. The most directly-competitive currently-marketed products in the United States are Lidoderm, an FDA-approved 5% lidocaine topical patch for the treatment of PHN marketed by Endo Pharmaceuticals, and Lyrica, an oral anti-convulsant, marketed by Pfizer for use in the treatment of PHN. In addition to these branded drugs, the FDA has approved gabapentin (Neurontin) for use in the treatment of PHN. Gabapentin is marketed by Pfizer and multiple generic manufacturers, and is the most widely-prescribed drug in the United States for treatment of neuropathic pain. Pfizer has also received FDA approval of Lyrica for the treatment of PDN, fibromyalgia and epilepsy. The FDA has approved Cymbalta from Eli Lilly for use in the treatment of PDN, generalized anxiety disorder, depression and fibromyalgia.

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

We intend to rely, in part, on Hatch-Waxman exclusivity for the commercialization of Qutenza in the United States. The Hatch-Waxman Act provides five years of data exclusivity to the first applicant to gain approval of an NDA under Section 505(b) of the Food, Drug and Cosmetic Act for a new chemical entity. A drug qualifies as a new chemical entity if the FDA has not previously approved any other drug containing the same active ingredient. Hatch-Waxman provides data exclusivity by prohibiting abbreviated new drug applications, or ANDAs, and 505(b)(2) applications, which are marketing applications where the applicant does not own or have a legal right of reference to all the data required for approval, to be submitted by another company for another version of such drug during the exclusivity period. Protection under Hatch-Waxman will not prevent the filing or approval of a full NDA under Section 505(b)(1) for the same active ingredient, although the applicant would be required to conduct its own adequate and well-controlled clinical trials to demonstrate safety and effectiveness. Our NDA for Qutenza was filed as a 505(b)(2) application as our application referenced certain publicly available preclinical data regarding capsaicin. Therefore, if another product containing the same active ingredient as Qutenza is approved before Qutenza, then our potential approval could be delayed by five years. However, in such event, we believe we can petition the FDA to modify our application to be under Section 505(b)(1). Such petition would require the FDA’s approval, and there can be no assurance that such petition would be granted by the FDA. While we believe that the FDA has not approved another product containing the active ingredient of Qutenza, a highly pure synthetic capsaicin, there can be no assurance that a competing product containing a synthetic capsaicin will not achieve approval before Qutenza or that Qutenza will be able to qualify for the five-year Hatch-Waxman exclusivity.

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

We have not generated any revenue to date and we have incurred operating and net losses each year since our inception in 1998. Our net loss for the three months ended March 31, 2009 was approximately $4.6 million. As of March 31, 2009 we had an accumulated deficit of approximately $194.7 million. We had cash, cash equivalents and short-term investments totaling $18.8 million at March 31, 2009 and for the three months ended March 31, 2009, we used cash of $4.5 million in operating activities. We expect to continue to incur losses for several years, as we seek regulatory approvals for and commercialize Qutenza, and continue other research and development activities. If Qutenza does not gain regulatory approval or does not achieve market acceptance, we will not generate any revenue. We cannot assure you that we will be profitable even if we commercialize Qutenza. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

The stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	potential inability to preserve or raise sufficient capital to maintain our operations;

•	delays in the process of seeking or our ability to obtain regulatory approvals;

•	delay in entering, or termination of, strategic partnership relationships;

•	general economic conditions and slow or negative growth of our expected markets;

•	third-party healthcare reimbursement policies or determinations;

•	failure to meet market expectations with respect to potential product launch timing;

•	failure or delays in entering additional product candidates into clinical trials or in commencing additional clinical trials for current product candidates;

•	results from and any delays related to the clinical trials for our product candidates;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock or the discontinuation of one or more securities analysts’ research coverage for our stock;

•	failure to meet revenue estimates and revenue growth rates;

•	actual or anticipated quarterly variations in our results of operations or those of our collaborators or competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	market conditions in the life sciences sector; and

•	any major change in our board or management.

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

Our executive officers, directors and their affiliates and 5% stockholders beneficially own or control approximately 71% of the outstanding shares of our common stock as of March 31, 2009 (after giving effect to the exercise of all of their outstanding vested options and warrants exercisable within 60 days of such date). Accordingly, these executive officers, directors and their affiliates and significant stockholders acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As a result of recent events in the credit markets, we have been converting, over time, all of our investment holdings into U.S. Treasury securities and those corporate securities that are fully backed by the United States Government. As a result of the credit crisis and our shift in investments, we anticipate that our investment returns will be below our historic rates of return. These lower returns will likely continue for some time and we cannot predict when market conditions will improve and when higher yielding investment options may be available to us.

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

None.

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

Dated: May 8, 2009	NEUROGESX, INC. (Registrant)

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