Form 10-Q
period 2009-06-30
NeurogesX Inc
filed 2009-08-14
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Number of shares of common stock, $0.001 par value, outstanding as of July 31, 2009: 17,611,877

NEUROGESX, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

		Page
PART I.	FINANCIAL INFORMATION	1
	Item 1. Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008, and the period from May 28, 1998 (date of inception) to June 30, 2009	2
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008, and the period from May 28, 1998 (date of inception) to June 30, 2009	3
	Notes to Condensed Consolidated Financial Statements	4
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
	Item 4T. Controls and Procedures	26

PART II.	OTHER INFORMATION	27
	Item 1. Legal Proceedings	27
	Item 1A. Risk Factors	27
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49
	Item 3. Defaults Upon Senior Securities	49
	Item 4. Submission of Matters to a Vote of Security Holders	49
	Item 5. Other Information	49
	Item 6. Exhibits	50

SIGNATURES		51

EXHIBIT INDEX		52

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,914	$10,435
Short-term investments	8,524	14,071
Receivable from collaboration partner	48,787	—
Prepaid expenses and other current assets	471	412
Restricted cash	40	40

Total current assets	62,736	24,958
Property and equipment, net	380	468
Restricted cash	160	160
Other assets	—	4

Total assets	$63,276	$25,590

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$490	$370
Accrued compensation	873	1,039
Accrued research and development	445	1,067
Other accrued expenses	915	540
Deferred revenue	4,304	—
Notes payable – current portion	1,273	2,833

Total current liabilities	8,300	5,849
Non-current liabilities:
Deferred revenue	44,483	—
Notes payable – non-current portion	—	191
Deferred rent	354	276

Total non-current liabilities	44,837	467

Commitments and contingencies

Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	210,296	209,370
Deferred stock-based compensation	—	(2)
Accumulated other comprehensive income	2	32
Deficit accumulated during the development stage	(200,177)	(190,144)

Total stockholders’ equity	10,139	19,274

Total liabilities and stockholders’ equity	$63,276	$25,590

See accompanying notes.

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

					Period from May 28, 1998 (inception) to June 30, 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating expenses:
Research and development(1)	$2,780	$4,174	$5,106	$9,955	$116,598
General and administrative(2)	2,605	2,863	4,794	5,350	43,849

Total operating expenses	5,385	7,037	9,900	15,305	160,447

Loss from operations	(5,385)	(7,037)	(9,900)	(15,305)	(160,447)
Interest income	11	285	45	789	5,017
Interest expense	(68)	(214)	(188)	(457)	(2,906)
Other income (expense), net	10	22	10	39	(2,937)

Net loss before cumulative effect of change in accounting principle	(5,432)	(6,944)	(10,033)	(14,934)	(161,273)
Cumulative effect of change in accounting principle	—	—	—	—	(32)

Net loss	(5,432)	(6,944)	(10,033)	(14,934)	(161,305)
Accretion of redeemable convertible preferred stock	—	—	—	—	(38,872)

Net loss attributable to common stockholders	$(5,432)	$(6,944)	$(10,033)	$(14,934)	$(200,177)

Basic and diluted net loss per share attributable to common stockholders	$(0.31)	$(0.40)	$(0.57)	$(0.85)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	17,580,158	17,516,667	17,574,455	17,492,531

Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$189	$215	$448	$413
(2) General and administrative	201	180	449	381

	$390	$395	$897	$794

See accompanying notes.

NeurogesX, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

			Period from May 28, 1998 (inception) to June 30, 2009

	Six Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(10,033)	$(14,934)	$(161,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96	84	1,642
Amortization of debt issuance costs	56	99	548
Amortization/accretion of investment premiums/(discounts), net	53	(528)	(1,035)
Stock-based compensation	897	794	9,352
(Gain)/loss on sales of short-term investments	—	(39)	8
(Gain)/loss on disposal of fixed assets	—	—	87
Revaluation of preferred stock warrant liability	—	—	2,888
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(55)	(58)	(467)
Other assets	—	—	(106)
Accounts payable	120	(727)	490
Accrued compensation	(166)	93	873
Accrued research and development	(622)	197	445
Deferred rent	140	98	440
Other accrued expenses	315	(826)	843

Net cash used in operating activities	(9,199)	(15,747)	(145,297)

Investing activities
Purchases of short-term investments	(10,036)	(40,088)	(197,279)
Proceeds from maturities of short-term investments	15,500	21,251	156,854
Proceeds from sales of short-term investments	—	13,749	32,929
Change in restricted cash	—	—	(200)
Proceeds from disposal of property and equipment	—	—	8
Purchases of property and equipment	(8)	(136)	(2,117)

Net cash provided by/(used in) investing activities	5,456	(5,224)	(9,805)

Financing activities
Proceeds from notes payable	—	—	11,092
Repayment of notes payable	(1,804)	(1,948)	(9,792)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	96,187
Proceeds from issuance of warrants	—	14	150
Proceeds from issuance of common stock	26	2,381	62,379

Net cash provided by/(used in) financing activities	(1,778)	447	160,016

Net increase/(decrease) in cash and cash equivalents	(5,521)	(20,524)	4,914
Cash and cash equivalents, beginning of period	10,435	31,478	—

Cash and cash equivalents, end of period	$4,914	$10,954	$4,914

Supplemental cash flow information
Cash paid for interest	$132	$377	$2,289

See accompanying notes.

NEUROGESX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The Company

Nature of Operations

NeurogesX, Inc. (the “Company”) is a biopharmaceutical company focused on developing and commercializing novel pain management therapies. The Company is assembling a portfolio of pain management product candidates based on known chemical entities to develop innovative new therapies which the Company believes may offer substantial advantages over currently available treatment options. The Company’s initial focus is on the management of chronic peripheral neuropathic pain conditions. The Company’s most advanced product candidate, Qutenza™ (formerly NGX-4010), a dermal patch containing a high concentration of synthetic capsaicin, is designed to manage pain associated with peripheral neuropathic pain conditions. In May 2009, Qutenza received a marketing authorization (“MA”) in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, alone or in combination with other medicinal products for pain. In June 2009, the Company entered into a Distribution, Marketing and License Agreement (the “Astellas Agreement”) with Astellas Pharma Europe Ltd. (“Astellas” or “Collaboration Partner”), under which Astellas was granted an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa (“Licensed Territory”).

In the United States, the Company submitted to the U.S. Food and Drug Administration (“FDA”) a new drug application (“NDA”) for Qutenza for the management of pain associated with postherpetic neuralgia (“PHN”) in October 2008, which was filed by the FDA in December 2008. The Company’s NDA was originally given a Prescription Drug User Fee Act (“PDUFA”) date of August 16, 2009. However, on August 5, 2009, the FDA extended the PDUFA date to November 16, 2009 to provide time for a full review of a submission made to the FDA in late July 2009. The submission contained various data and analyses provided in response to FDA requests.

The Company was incorporated in California as Advanced Analgesics, Inc. on May 28, 1998 and changed its name to NeurogesX, Inc. in September 2000. In February 2007, the Company reincorporated into Delaware. The Company is located in San Mateo, California. Since its inception, the Company has devoted substantially all of its efforts to the development of Qutenza, the preparation for potential commercialization of Qutenza and the development of other potential products, establishing its offices, recruiting personnel, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage. The Company has not generated any revenue to date and has incurred operating and net losses each year since inception in 1998.

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

The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date. The unaudited condensed consolidated interim financial statements and related disclosures have been prepared with the presumption that users of such information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 contained in the Company’s 2008 Form 10-K. The Company has evaluated its subsequent events for disclosure in this Quarterly Report on Form 10-Q through August 14, 2009, the date in which the financial statements were issued.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2. Summary of Significant Accounting Policies

Inventory

The Company will capitalize future costs associated with inventory to be sold in the United States, including internal and external costs of manufacture, and the cost of acceptance and release of products which are approved for sale. Internal costs primarily consist of supply chain management and quality assurance. External costs primarily include the cost of product manufacture, as charged by our third party manufacturers as well as transportation and packaging costs. Purchase of material from our third party manufacturers is either recorded as research and development expense if received prior to FDA approval or, if FDA approval has been received, will be capitalized at such time that title is transferred. As of June 30, 2009, Qutenza was not an approved product in the United States, and accordingly, costs associated with product manufacturing have been recorded as research and development expense on the Company’s statement of operations.

Prepaid Collaboration Supplies

Costs to manufacture product for supply to Astellas under its supply agreement, including internal labor costs and third party manufacturing, packaging and transportation costs, for products which have been approved for sale, are carried as prepaid collaboration supplies on the Company’s balance sheet until such time as those supplies are delivered to Astellas. Upon delivery to Astellas, such amounts are recorded as a component of Collaboration revenue on the Company’s statement of operations, net of the reimbursement for those expenses due from the collaboration partner. The Company expects the net profit or loss on collaboration supplies will not be material.

Revenue Recognition

NeurogesX entered into the Astellas Agreement which provides for an exclusive license for the promotion, distribution and marketing of Qutenza in the Licensed Territory, an option to license NGX-1998, a product candidate, that is a non-patch liquid formulation of capsaicin, in the Licensed Territory, participation on a joint steering committee and, through a related supply agreement entered into with Astellas (the “Supply Agreement”), supply of product until direct supply arrangements between Astellas and third party manufacturers are established, which the Company anticipates may be within 18 to 24 months of the execution of the Astellas Agreement. Potential revenue under this arrangement includes upfront non-refundable fees and may include option payments for the development of and license to NGX-1998, milestone payments upon achievement of certain product sales levels and royalties on product sales. Reported revenue will also include net profit or loss in connection with the Supply Agreement, which the Company expects to be immaterial.

Revenue recognized from collaborative agreements is based upon the provisions of Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, Emerging Issues Task Force (“EITF”), Issue No. 07-1, Accounting for Collaboration Arrangements (“EITF 07-1”), and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).

In accordance with EITF 00-21, multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The determination of whether an element can be separated or accounted for as a single unit of accounting is based on the availability of evidence with regard to standalone value of each element. If the fair value of all undelivered performance obligations can be determined, then all obligations would then be accounted for separately as performed. If any element is considered to either: 1) not have standalone value or 2) have standalone value but the fair value of any of the undelivered performance obligations are not determinable, then any undelivered elements of the arrangement would then be accounted for as a single unit of accounting and the multiple elements would be grouped and recognized as revenue over the longest estimated performance obligation period.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the performance obligations are estimated to be completed. In addition, if the Company is involved in a joint steering committee as part of a multiple element arrangement that is accounted for as a single unit of accounting, an assessment is made as to whether the involvement in the steering committee constitutes a performance obligation or a right to participate.

Revenue recognition of non-refundable upfront license fees commences when there is a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and there are no further performance obligations under the license agreement.

With respect to the Astellas Agreement and related agreements, the Company views this arrangement as a multiple element arrangement with the key elements consisting of an exclusive license to Qutenza in the Licensed Territory, an obligation to conduct certain development activities associated with NGX-1998, participation on a joint steering committee and supply of Qutenza components to Astellas until such time that Astellas can establish a direct supply relationship with product vendors. Because not all of these elements have both standalone value and objective and reliable evidence of fair value, the Company is accounting for such elements as a single unit of accounting in accordance with EITF 00-21. Further, the agreement provides the Company’s mandatory participation in a joint steering committee, which the Company believes represents a substantive performance obligation and also the estimated last delivered element under the Astellas Agreement and related agreements. Therefore, the Company will recognize revenue associated with upfront payments and license fees ratably over the term of the joint steering committee performance obligation. The Company estimates this performance obligation will be delivered ratably through June 2016.

As of June 30, 2009, the upfront license fees are subject to a refund right, which expires upon transfer of the Company’s MA for Qutenza in the European Union to Astellas. Therefore, commencement of revenue recognition of the upfront license fee is being deferred until such time as this refund right expires.

Milestone revenue upon achievement of certain product sales levels and royalty revenue on net sales of products will be recognized as earned in accordance with contract terms, when third party results are reported and collection is reasonably assured.

In the financial statements, Collaboration revenue represents revenue associated with the Astellas Agreement and related agreements, including amortization of up-front fees and payments associated with the licensing option for NGX-1998, milestone revenue upon achievement of certain product sales levels, royalty revenue on net sales of products, and net profit or loss on collaboration supplies. Deferred revenue arises from the excess of cash received or receivable over cumulative revenue recognized over the term of the Company’s continuing obligations.

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

The following tables show the assumptions used to compute stock-based compensation expense for stock options granted to employees and members of the board of directors and the assumptions used to compute stock-based compensation expense for the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six-month periods ended June 30, 2009 and 2008 using the Black-Scholes valuation model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock Options
Expected dividend yield	0%	0%	0%	0%
Expected volatility	67%	70%	67 – 70%	70%
Expected life (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	2.9%	3.4%	1.8 – 2.9%	3.1 – 3.4%

ESPP
Expected dividend yield	0%	0%	0%	0%
Expected volatility	56 – 89%	44 – 68%	56 – 89%	44 – 68%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	0.3 – 2.1%	1.9 – 5.0%	0.3 – 2.1%	1.9 – 5.0%

Comprehensive Loss

The Company reports comprehensive loss and its components as part of total stockholders’ equity. Comprehensive loss is comprised of net loss and changes in unrealized gains (losses) on available-for-sale investments. For the three and six months ended June 30, 2009 and 2008, comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(5,432)	$(6,944)	$(10,033)	$(14,934)
Changes in unrealized gains (losses)	(7)	(199)	(30)	3

Total comprehensive loss	$(5,439)	$(7,143)	$(10,333)	$(14,931)

The fluctuation in accumulated other comprehensive income represents the net change in fair value for invested assets as a result of changes in interest rates and other factors affecting fair value and as a result of sales of investments prior to their maturities. The cumulative effect of these periodic fluctuations is reflected as accumulated other comprehensive income on the Company’s balance sheet.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(5,432)	$(6,944)	$(10,033)	$(14,934)

Denominator:
Weighted-average common shares outstanding	17,580,471	17,518,081	17,574,912	17,494,194
Less: Weighted-average unvested common shares subject to repurchase	(313)	(1,415)	(457)	(1,663)

Denominator for basic and diluted net loss per share attributable to common stockholders	17,580,158	17,516,667	17,574,455	17,492,531

Basic and diluted net loss per share attributable to common stockholders	$(0.31)	$(0.40)	$(0.57)	$(0.85)

	For the Three and Six Months Ended June 30,
	2009	2008
Outstanding securities not included in diluted net loss per share attributable to common stockholder calculation as their impact would be anti-dilutive:
Options to purchase common stock	2,029,631	1,480,999
Warrants outstanding	1,265,846	1,265,846
Common stock subject to repurchase	209	1,296

	3,295,686	2,748,141

Recently Issued Accounting Standards

Adopted in 2009

In April 2009, the FASB issued two Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides guidance that an entity should evaluate whether a) it intends to sell or b) it will be required to sell a debt security when evaluating whether an impairment is other than temporary. This FSP also establishes criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. Both of these FSPs are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these FSPs did not have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS No. 165 for the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a material effect on the Company’s financial position or results of operations.

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

FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP No. 157-2”) delayed the effective date of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company adopted FSP No. 157-2 on January 1, 2009. Since the Company does not currently have assets or liabilities that are required to be measured on a non-recurring basis, the adoption of FSP No. 157-2 did not have a material impact on the Company’s financial position or results of operations.

Note 3. License Agreements

COLLABORATION AGREEMENT - ASTELLAS

In June 2009, NeurogesX entered into the Astellas Agreement for an exclusive license to commercialize Qutenza in the Licensed Territory. The Astellas Agreement provides for an upfront payment for past development and the commercialization rights granted, of 30,000,000 Euro, or $41,817,000. In addition, the agreement provides for an upfront payment of 5,000,000 Euro, or $6,970,000, for future development expenses and an option to license NGX-1998, a product candidate in Phase 1 development. Other elements of the Astellas Agreement include milestone payments of up to 65,000,000 Euro to be made if certain predefined sales thresholds of the products licensed under the agreement are met and royalties, as a percentage of net sales of products under the agreement, with such royalties starting in the high teens and escalating into the mid twenties as revenues increase. The Astellas Agreement is cancellable and upfront payments are subject to refund if the MA for Qutenza in the European Union is not transferred to Astellas by June 2010, or if the MA is not maintained by the Company prior to its transfer to Astellas. The Company will participate on a joint steering committee with Astellas to oversee the development and commercialization activities related to Qutenza and NGX-1998 during the term of the agreement, not to exceed ten years. On the seventh anniversary of the Astellas Agreement, the Company has the right to opt-out of participation on the joint steering committee. The Astellas Agreement further provides that the Company will deliver a certain set of data related to certain development activities for NGX-1998 and that upon such delivery and agreement as to further development activities, Astellas may pay two additional NGX-1998 option payments totaling 5,000,000 Euro. Subsequent to Astellas’ exercise of the option to exclusively license NGX-1998 in the Territory, both companies would cooperate on Phase III clinical trials and will share such costs equally.

As of June 30, 2009, the Company recorded a receivable from Astellas totaling $48,787,000. The Company also recorded deferred revenue totaling $48,787,000, of which $4,304,000 is reflected as the current portion of deferred revenue. The Astellas upfront license fee and option payments are accounted for as a single unit of accounting, and accordingly, such payments will be recognized ratably through June 2016, which is the Company’s estimate of its substantive performance obligation period related to the joint steering committee. The Company expects to commence recognizing revenue once the MA for Qutenza has been transferred to Astellas, which the Company estimates to be by the end of 2009. Subsequent option exercise payments received, if any, are expected to be recognized ratably over the remaining estimated period of performance.

The agreement will remain effective on a country-by-country and product-by-product basis until the later of ten years after the first commercial sale, expiration or abandonment of the last valid patent claim or expiration of all applicable periods of regulatory exclusivity. Astellas may terminate the agreement for any reason without penalty, consequence or compensation on a country-by-country and product-by-product basis upon written notice to the Company.

Pursuant to the Supply Agreement, the Company has agreed to provide Astellas with a sufficient supply of Qutenza to support their commercialization efforts until Astellas can establish a direct supply relationship with product vendors. These products will be charged to Astellas at the Company’s direct “Cost of Goods” without markup for profit. The Company will report amounts received from product transactions under EITF 07-1, net of direct costs incurred as a component of Collaboration revenue. The Company expects the net profit or loss on collaboration supplies will not be material.

UNIVERSITY OF CALIFORNIA

In October 2000 and as amended, the Company licensed certain patents from the University of California (“UC”) for high-concentration capsaicin for neuropathic pain. Under the terms of the agreement, the Company is required to pay royalties on net sales of the licensed product up to a maximum of $1,000,000 per annum as well as a percentage of upfront and milestone payments received by the Company from sublicensing the Company’s rights under the agreement (“Sublicense Fee”). The amount of the Sublicense Fee payable to UC, as a result of the Astellas license payment in July 2009, is subject to contractual interpretation but the Company currently believes its obligations may range between $1,000,000 to $2,000,000 and could potentially reach a maximum of $2,700,000 if the full proceeds from Astellas were deemed applicable. The Company will record the sublicense fee in research and development expense in the period in which the upfront payments from Astellas are received.

LTS LOHMAN THERAPIE-SYSTEME AG

In January 2007, the Company entered into a Commercial Supply and License Agreement (“LTS Agreement”) with LTS Lohman Therapie-Systeme AG (“LTS”) to manufacture commercial and clinical supply of Qutenza. Under the terms of the agreement, the Company is required to pay a transfer price for product purchased as well as a royalty on net sales of product purchased under the LTS Agreement. Additionally, upon first market approval of Qutenza, the Company is required to make a one time milestone payment of €100,000. During the three months ended June 30, 2009, the Company received market approval of Qutenza in the European Union and as a result, paid LTS the one time milestone payment of €100,000, or approximately $140,000, which was charged to research and development expense.

Note 4. Cash and Cash Equivalents and Short-Term Investments

The following are summaries of the Company’s cash, cash equivalents and short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2009:
Cash and money market funds	$4,914	$—	$—	$4,914
U.S. Treasury securities	3,773	1	—	3,774
Commercial paper*	4,749	1	—	4,750

	$13,436	$2	$—	$13,438

Reported as:
Cash and cash equivalents				$4,914
Short-term investments				8,524

				$13,438

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2008:
Cash and money market funds	$9,933	$—	$—	$9,933
U.S. Treasury securities	14,541	32	—	14,573

	$24,474	$32	$—	$24,506

Reported as:
Cash and cash equivalents				$10,435
Short-term investments				14,071

				$24,506

*	All reported commercial paper is guaranteed in full by the Federal Deposit Insurance Corporation through the Temporary Liquidity Guarantee Program.

At June 30, 2009 and December 31, 2008, the contractual maturities of all of the Company’s investments were less than one year. During the three and six months ended June 30, 2008, the Company received approximately $7,704,000 and $13,749,000, respectively, in gross proceeds from the sales of certain short-term investments in commercial paper and recognized approximately $22,000 and $39,000 in realized gains, which were recorded as other income. These gains were computed on a specific identification basis. The Company did not sell any of its investments prior to maturity during the three and six months ended June 30, 2009.

Note 5. Fair Value Measurements

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

In accordance with SFAS No. 157, the following table represents the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis and their level within the fair value hierarchy as of June 30, 2009 and December 31, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair Value Measurements at June 30, 2009:
Components of cash equivalents and short- term investments measured at fair value:
Money market funds	$4,539	$—	$—	$4,539
U.S. Treasury securities	3,774	—	—	3,774
Commercial paper	—	4,750	—	4,750

Total financial assets measured at fair value	$8,313	$4,750	$—	13,063

Components of cash and cash equivalents not measured at fair value:
Operating cash				375

Total cash and cash equivalents and short- term investments				$13,438

Fair Value Measurements at December 31, 2008:
Components of cash equivalents and short- term investments measured at fair value:
Money market funds	$9,496	$—	$—	$9,496
U.S. Treasury securities	14,573	—	—	14,573

Total financial assets measured at fair value	$24,069	$—	$—	24,069

Components of cash and cash equivalents not measured at fair value:
Operating cash				437

Total cash and cash equivalents and short-term investments				$24,506

Note 6. Stockholders’ Equity

2000 Stock Incentive Plan and 2007 Stock Plan

During the six months ended June 30, 2009, the Company granted options to purchase a total of 702,142 shares of the Company’s common stock to employees and members of the board of directors with a fair value of approximately $719,000 that is expected, as of June 30, 2009 to be amortized through 2013. During the six months ended June 30, 2008, the Company granted options to purchase a total of 420,750 shares of the Company’s common stock to employees and members of the board of directors with a fair value of approximately $1,319,000 that is expected, as of June 30, 2009, to be amortized through 2012.

Of the options granted during the six months ended June 30, 2009, options to purchase a total of 256,892 shares of the Company’s common stock were granted to executive officers as part of their 2008 bonus consideration. In an effort to conserve the Company’s cash resources, all executive officers were paid 50% of the earned 2008 bonus amount in the form of cash, with the remainder paid in stock options. The fair value of these stock options was approximately $202,000 and was recorded during the six months ended June 30, 2009 as these options were vested in full upon grant.

On July 22, 2009, the board of directors approved certain amendments to the Company’s 2007 Stock Plan (“Stock Plan”). The amendments increased the initial option grant for new non-employee directors from 13,333 to 20,000 shares of common stock of the Company; increased the annual option grants for non-employee directors, other than the Chairman of the board of directors, from 5,000 to 10,000 shares of common stock of the Company (“Annual Grant”); and provided for, in lieu of the Annual Grant, an annual option grant of 15,000 shares of common stock of the Company for the Chairman of the board of directors, with the remaining terms of such grant, including vesting, being otherwise substantially the same as the Annual Grant terms.

Note 7. Income Taxes

The Company anticipates a net operating loss for the year 2009. The Company recorded no federal or California income tax expense for the six months ended June 30, 2009.

During the second quarter of 2009, the Company entered into the Astellas Agreement and recorded deferred revenue of approximately $48,787,000. For tax purposes, the Company will elect to use the deferral method under Revenue Procedure 2004-34. Under Revenue Procedure 2004-34, the deferral method allows taxpayers to defer advanced payments to the next succeeding year to the extent that the advance payments are not recognized in the taxable year of receipt.

For the six months ended June 30, 2009, the total amount of unrecognized tax benefits has not significantly changed from that which was disclosed in the Company’s 2008 Form 10-K. These unrecognized tax benefits, if recognized, would not affect the effective tax rate for the periods prior to June 30, 2009 and there were no interest or penalties accrued related to uncertain tax positions.

The Company files income tax returns in the U.S. federal and California state tax jurisdictions. The tax years 2002 to 2008 remain open to examination by the U.S. and California tax authorities. The Company does not anticipate the total unrecognized tax benefits will change significantly due to the settlement of audits and the expiration of statute of limitations within the next 12 months.

Note 8. Commitments and Contingencies

During the three months ended June 30, 2009 the Company issued non-cancellable purchase orders to its suppliers of the various components of Qutenza. These purchase orders, which represent both supply to Astellas as well as potentially saleable product for the U.S. market, if Qutenza is approved, totaled approximately $715,000, approximately half of which is expected to be reimbursed to the Company by Astellas upon delivery of such components. The Company will record these amounts in its financial statements when title has transferred to the Company.

Note 9. Subsequent Events

In July 2009, the Company received $48,787,000 from Astellas, which reflected the full amount recorded on its balance sheet at June 30, 2009 as Receivable from collaboration partner. In connection with the receipt of this upfront amount in July 2009, a sublicense fee payable to UC was incurred, the amount of which is subject to contractual interpretation. The Company currently believes its obligations to UC for upfront payments may range between $1,000,000 to $2,000,000 and could potentially reach a maximum of $2,700,000 if the full proceeds from Astellas were deemed applicable.

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

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•

the timing of U.S. Food and Drug Administration’s, or FDA, review of the new drug application, or NDA, for Qutenza that was submitted in October 2008 and the potential receipt of correspondence from the FDA by the extended Prescription Drug User Fee Act, or PDUFA, date;

•	the size and timing of any additional clinical trials requested by the FDA with respect to our NDA for Qutenza;

•	the timing of potential launch of Qutenza by Astellas Pharma Europe Ltd., or Astellas, in the European Union;

•	the expected activities and obligations of us and Astellas under the Distribution, Marketing and License Agreement, or the Astellas Agreement;

•	potential milestone and royalty payments under the Astellas Agreement;

•	the sufficiency of existing resources to fund our operations for at least the next twelve months;

•	capital requirements and our needs for additional financing;

•	potential additional partners for Qutenza in the United States or other markets and for our acetaminophen and opioid prodrug product candidates;

•	efforts to expand the scope of indications in which our capsaicin-based product candidates are used;

•	the scope and size of research and development efforts and programs, including with respect to development of additional product candidates;

•	plans associated with NGX-1998 including potential for advancing the development program later this year or early next year;

•	the potential benefits of, and markets for, our product candidates;

•	losses, costs, expenses, expenditures and cash flows;

•	potential competitors and competitive products;

•	our plans for sales, marketing and manufacturing;

•	future payments under lease and licensing obligations and equipment financing lines;

•	patents and our and others’ intellectual property;

•	time period estimates serving as a basis for revenue recognition in connection with the Astellas Agreement; and

•	expected future sources of revenue and capital.

We undertake no obligation to, and expressly disclaim any obligation to, revise or update the forward-looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, which are more fully described in the section of this quarterly report entitled “Risk Factors”, including, but not limited to, those risks and uncertainties relating to:

•

difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates, including difficulties or delays in Astellas’ launch of Qutenza in the European Union;

•	potential return of the upfront payments received under the Astellas Agreement in the event the European Union marketing approval, or MA, for Qutenza is not transferred to Astellas by June 2010;

•	our or Astellas’ inability to meet respective obligations under the Astellas Agreement;

•	our inability to obtain additional financing;

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

Overview

We are a biopharmaceutical company focused on developing and commercializing novel pain management therapies. We are assembling a portfolio of pain management product candidates based on known chemical entities to develop innovative new therapies which we believe may offer substantial advantages over currently available treatment options. Our initial focus is on the management of chronic peripheral neuropathic pain conditions. Our most advanced product candidate, Qutenza, a dermal patch containing a high concentration of synthetic capsaicin, is designed to manage pain associated with peripheral neuropathic pain conditions. In May 2009, Qutenza received an MA in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, alone or in combination with other medicinal products for pain. In June 2009, we entered into the Astellas Agreement, where we granted Astellas the exclusive right to promote, distribute and market Qutenza in the European Economic Area, or EEA, as well as certain countries in Eastern Europe, the Middle East and Africa, which we refer to as the Licensed Territory.

We submitted to the FDA an NDA for Qutenza for the management of pain associated with PHN in October 2008 which was filed by the FDA in December 2008. Our NDA was originally given a PDUFA date of August 16, 2009. However, on August 5, 2009, the FDA extended the PDUFA date to November 16, 2009 to provide time for a full review of a submission made to the FDA in late July 2009. The submission contained various data and analyses provided in response to FDA requests.

Our earlier stage product candidate pipeline consists of:

•	NGX-1998, a non-patch liquid formulation of capsaicin for potential use in neuropathic pain conditions;

•	NGX-1576, NGX-9674 and NGX-5752, prodrugs of acetaminophen for potential use in acute pain including traumatic pain, post-surgical pain and fever; and

•	NGX-6052, an opioid prodrug for potential use in chronic pain indications.

NGX-1998 has completed three Phase 1 studies and we are currently planning the design and timing of this program, activities for which may resume late this year or early 2010. The other product candidates are all in the pre-clinical stage of development and activities relating to such other product candidates are currently suspended while we seek development partners. Other than the rights granted to Astellas, we hold commercial rights to our product candidates in all other markets including the United States and are actively engaged in discussions with potential commercial partners. Further, we are currently seeking development partners for our acetaminophen and opioid prodrug product candidates.

We were incorporated in 1998 as Advanced Analgesics, Inc., and commenced operations in 2000 as NeurogesX, Inc. From inception through 2001 our primary activities were related to formulation development and preclinical studies of our lead product candidate, Qutenza. Since 2002, our focus has expanded to include clinical development of Qutenza, establishing sources of supply and manufacturing processes for Qutenza and, more recently, regulatory activities including those related to our MAA and NDA. Our focus has also expanded to include preparation for potential commercialization of Qutenza should marketing approval be attained in the United States, development of NGX-1998, a liquid formulation of the same active ingredient used in Qutenza, and limited preclinical development of certain prodrug product candidates.

We are a development stage company. To date, we have not generated any revenues and have funded our operations primarily by selling equity securities, establishing debt facilities and through a collaboration agreement with Astellas. We have incurred significant losses since our inception. As of June 30, 2009, we had a deficit accumulated during the development stage of approximately $200.2 million, of which approximately $38.9 million represents non-cash charges for the accretion of redeemable convertible preferred stock. We had cash, cash equivalents and short-term investments totaling $13.4 million at June 30, 2009 and during the six months ended 2009, we used cash of $9.2 million in operating activities and approximately $1.8 million in repayment of our notes payable. We expect to continue to incur annual operating losses over the next several years and those losses may increase as we continue our efforts to gain marketing approval, prepare for potential commercialization and, if approved, commercialize Qutenza in the United States. Additionally, we expect to resume development of NGX-1998 and potentially our other product candidates. With respect to our notes payable, at June 30, 2009, the outstanding balance was approximately $1.3 million. This balance is scheduled to be fully repaid by January 2010.

Critical Accounting Policies and Significant Judgments and Estimates

As of the date of the filing of this quarterly report, we believe that there have been no material changes to our critical accounting policies during the three months ended June 30, 2009 compared to those discussed in our 2008 Form 10-K, filed on March 26, 2009, other than those discussed below:

Revenue Recognition

We entered into the Astellas Agreement in June of 2009, which grants Astellas an exclusive license to promote, distribute and market Qutenza in the Licensed Territory, grants an option to exclusively license NGX-1998 (a non-patch liquid formulation of capsaicin) in the Licensed Territory, obligates us to participate on a joint steering committee and through a related supply agreement entered into along with the Astellas Agreement, requires us to supply Qutenza components to Astellas until direct supply arrangements are established between Astellas and the manufacturers of such components. Revenue under this arrangement is expected to include upfront non-refundable fees, option payments for the development of and license to NGX-1998, milestone payments upon achievement of certain product sales levels, royalties on product sales, and net profit or loss on collaboration supplies.

We view the Astellas Agreement and related agreements as a multiple element arrangement with the key elements consisting of an exclusive license to Qutenza in the Licensed Territory, an obligation to conduct certain development activities associated with NGX-1998, participation on a joint steering committee, and supply of Qutenza components to Astellas until such time that Astellas can establish a direct supply relationship with product vendors, which we anticipate may occur between 18 to 24 months from the execution of the Astellas Agreement. Because not all of these elements have both standalone value and objective and reliable evidence of fair value, we are accounting for them as a single unit of accounting in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Further, as the Astellas Agreement provides for a joint steering committee and we believe that our involvement in that committee is a substantive performance obligation under the arrangement, we plan to recognize revenue associated with upfront payments and future license fees related to NGX-1998, if any, ratably over the term of the performance obligations with respect to the joint steering committee, which we estimate to be the last delivered item in the arrangement. We have estimated this performance obligation to be delivered ratably through June 2016. As of June 30, 2009, the upfront license fees are subject to a refund right, which expires upon transfer of our MA for Qutenza in the European Union to Astellas, which we expect to occur by the end of 2009. Therefore, revenue recognition of the upfront license fee is being deferred until such time as this refund right expires.

Results of Operations

In accordance with our revenue recognition policy, we have recorded no revenue in the three months ended June 30, 2009 related to the Astellas agreement as upfront amounts are refundable until we complete the transfer or our MA in the European Union to Astellas, which we expect will occur by the end of 2009. Upon transfer of the MA, we expect to commence recording revenue from the upfront payments under the Astellas Agreement, which total approximately $48.8 million, over the remaining service period of the joint steering committee, on a straight line basis. Our mandatory service under the joint steering committee expires in June 2016.

Upon launch of Qutenza by Astellas, we expect to commence recording royalty revenue based upon net sales of Qutenza in the Astellas Territory. We currently anticipate that Qutenza may be launched in certain countries of the European Union in the first half of 2010.

Our research and development expenses consist of internal and external costs. Our internal costs are primarily employee salaries and benefits, contract employee expense, non-cash stock compensation expense, allocated facility and other overhead costs. Our external costs are primarily expenses related to the development of product candidates including formulation development, manufacturing process development, non-clinical studies, clinical trial costs, such as the cost of clinical research organizations and clinical investigators, milestone payments to our licensors in connection with the use of certain intellectual property, and costs associated with preparation and filing of regulatory submissions. Additionally, external and internal costs related to manufacturing and quality assurance activities for production batches of our active pharmaceutical ingredient, patches and cleansing gel, which are destined for commercial sale in the United States, are recorded to research and development expense if delivery of such components occurs prior to FDA approval.

Since our inception, Qutenza has accounted for over 90% of our external research and development expenses. Specifically, in the three months ended June 30, 2009 and 2008, our external research and development costs totaled $0.9 million and $1.7 million, respectively, and of these amounts 99% and 89%, respectively, were incurred in programs related to Qutenza. In the six months ended June 30, 2009 and 2008, our external research and development costs totaled $1.4 million and $5.1 million, respectively, and of these amounts 98% and 91%, respectively, were incurred in programs related to Qutenza. We commence tracking the separate, external costs of a project when we determine that a project has a reasonable chance of entering clinical development. We use our internal research and development resources across several projects and many resources are not attributable to specific projects. Accordingly, we do not account for our internal research and development costs on a project basis. However, over time, we believe that our internal costs are expended on our development projects generally in proportion to our external development costs for such project relative to total external development costs.

The process of conducting preclinical testing and clinical trials necessary to obtain marketing approvals in the United States and other regions is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, patient enrollment, manufacturing capabilities, successful clinical results, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when or to what extent we will generate revenues from commercialization and sale of any of our product candidates. Currently we are primarily focused on completing the development, through regulatory approval, of our lead product candidate, Qutenza, for patients with PHN in the United States and are planning the entry into phase 2 of NGX-1998, with the assistance of our collaboration partner in Europe. We submitted an NDA in the United States for Qutenza for the management of pain associated with PHN in October 2008, and the NDA was filed by the FDA in December 2008. Our NDA was originally given a PDUFA date of August 16, 2009. However, in response to certain requests from the FDA, we have provided additional data and analyses which was classified by the FDA as a major amendment to the NDA. As a result of this amendment, on August 5, 2009, the FDA notified us that it was extending the PDUFA date to November 16, 2009 to provide time for a full review of the submission. When we do receive a response from the FDA on our NDA, we anticipate receiving either an approval or a complete response letter from the FDA on our NDA. A complete response letter may describe any activities which may be required to gain approval or may indicate that a product candidate is not approvable.

We anticipate that our overall research and development expenses, excluding non-cash stock-based compensation expense, may begin to increase over the next few quarters, perhaps significantly, as we resume development activities for NGX-1998 and also invest in pre-commercialization infrastructure such as establishment of pharmacovigilence and medical affairs functions and other market support related activities. Additionally, we anticipate a significant increase in our third quarter Research and development expenses as a result of the sublicense fee payable to the University of California, resulting from the receipt of upfront payments under the Astellas Agreement.

Our general and administrative expenses consist primarily of salaries and benefits, professional fees related to our administrative, finance, human resource, legal and information technology functions, marketing expenses, costs associated with our status as a public company and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. We anticipate that our general and administrative expenses will increase in the second half of 2009 and continuing to increase over the next several years, if Qutenza is approved in the United States. These increases are likely to be attributable to increasing marketing activities in anticipation of and upon receipt of, required regulatory approvals, the costs of hiring and deploying a sales force in the United States and infrastructure costs to support a commercial launch of our product should we achieve FDA approval, and the costs of being a public company, as well as the need to add additional personnel in all of the key functional areas that support growth of our general operations, including accounting and finance, legal and human resources.

Comparison of Three Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
	(in thousands, except percentages)
Research and development expenses	$(2,780)	$(4,174)	$(1,394)	(33)%
General and administrative expenses	(2,605)	(2,863)	(258)	(9)%
Interest income	11	285	(274)	(96)%
Interest expense	(68)	(214)	(146)	(68)%
Other income (expense), net	10	22	(12)	(55)%

Research and Development Expenses. Research and development expenses decreased approximately $1.4 million, or 33%, to $2.8 million for the three months ended June 30, 2009 from $4.2 million for the same period in 2008. The year over year change was attributable to, in part, a decision to reduce our non-clinical and clinical development expenses related both to potential label expansion of Qutenza as well as our other product candidate programs. This was due to our desire to preserve cash resources to support our regulatory submissions processes in both the United States and the European Union and to devote resources to certain pre-commercialization activities. Specifically, our research and development expenses declined primarily as a result of a $0.7 million decrease in clinical study costs associated with Qutenza. In the second quarter of 2009, we conducted a small-scale study in response to an FDA request for additional data related to our NDA, whereas in the second quarter of 2008, we were in the process of winding down our most recent Phase 3 clinical trial, which had been substantially completed in early 2008. Also contributing to the year over year change was a $0.6 million decrease in employee related costs commensurate with our reduced clinical trial activity. Additional decreases include a $0.2 million decrease in spending related to NGX-1998 and our earlier stage product candidates, a $0.2 million reduction in regulatory expenses associated with the preparation of our NDA in the second quarter of 2008 and support for our MAA. These decreases were partially offset by a $0.2 million increase related to manufacturing development costs in support of Qutenza and a $0.1 million increase in licensing fee expense in connection with a one-time milestone payment to our manufacturer of Qutenza patches as a result of receiving MAA approval.

General and Administrative Expenses. General and administrative expenses decreased approximately $0.3 million, or 9%, to $2.6 million for the three months ended June 30, 2009 from $2.9 million for the same period in 2008. The year over year change was due to a $0.4 million decrease in certain pre-commercialization activities including participation in key medical conferences, marketing materials development and medical education, as well as a $0.1 million reduction in marketing employee related expenses. These decreases were partially offset by a $0.2 million increase in professional fees, including legal and accounting fees.

Interest income. Interest income decreased approximately $0.3 million, or 96%, to less than $0.1 million for the three months ended June 30, 2009 from $0.3 million for the same period in 2008. The year over year change was primarily attributable to a decrease in our average investment balances. Also contributing to the decrease was a decline in the rate of return on our invested assets as rates declined in the market, in general, and as we moved our invested assets to investments of lower relative risk in light of events in the credit markets.

Interest expense. Interest expense decreased approximately $0.1 million, or 68%, to $0.1 million for the three months ended June 30, 2009 from $0.2 million for the same period in 2008. This decrease was related to the reduction in the outstanding principal balance of notes payable as a result of the scheduled payoff and repayment of principal on the remaining outstanding notes payable.

Comparison of Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
	(in thousands, except percentages)
Research and development expenses	$(5,106)	$(9,955)	$(4,849)	(49)%
General and administrative expenses	(4,794)	(5,350)	(556)	(10)%
Interest income	45	789	(744)	(94)%
Interest expense	(188)	(457)	(269)	(59)%
Other income (expense), net	10	39	(29)	(74)%

Research and Development Expenses. Research and development expenses decreased approximately $4.8 million, or 49%, to $5.1 million for the six months ended June 30, 2009 from $10.0 million for the same period in 2008. The year over year change was attributable to, in part, a decision to reduce our non-clinical and clinical development expenses related both to potential label expansion of Qutenza as well as our other product candidate programs. Specifically, our research and development expenses declined primarily as a result of a $2.8 million decrease in clinical study costs associated with Qutenza. During the six months ended June 30, 2009, we conducted a small-scale study in response to an FDA request, whereas in the same period in 2008, we were in the process of winding down our most recent Phase 3 clinical trial. Also contributing to the year over year change was a $1.1 million decrease in employee related costs commensurate with our reduced clinical trial activity. Additional decreases include a $0.4 million decrease in spending related to NGX-1998 and our earlier stage product candidates as these programs were deferred to preserve cash resources, a $0.4 million reduction in regulatory expenses associated with the preparation of our NDA in the first half of 2008 and support for our ongoing MAA review process in Europe in the first half of 2008 and a $0.2 million decrease related to manufacturing development costs in support of Qutenza. These decreases were partially offset by a $0.1 million increase in licensing fees in connection with the one-time payment to our manufacturer of Qutenza patches as a result of receiving MAA approval.

General and Administrative Expenses. General and administrative expenses decreased approximately $0.6 million, or 10%, to $4.8 million for the six months ended June 30, 2009 from $5.4 million for the same period in 2008. The year over year change was due to a $0.6 million decrease in certain pre-commercialization activities including marketing materials development, participation in key medical conferences and medical education, as well as a $0.1 million reduction in marketing employee related expenses. These decreases were partially offset by a $0.2 million increase in professional fees, including legal and accounting fees.

Interest income. Interest income decreased approximately $0.7 million, or 94%, to less than $0.1 million for the six months ended June 30, 2009 from $0.8 million for the same period in 2008. The year over year change was primarily attributable to a decrease in our average investment balances. Also contributing to the decrease was a decline in the rate of return on our invested assets as rates declined in the market, in general, and as we moved our invested assets to investments of lower relative risk in light of events in the credit markets.

Interest expense. Interest expense decreased approximately $0.3 million, or 59%, to $0.2 million for the six months ended June 30, 2009 from $0.5 million for the same period in 2008. This decrease was related to the reduction in the outstanding principal balance of notes payable as a result of the scheduled payoff and repayment of principal on the remaining outstanding notes payable.

Changes in Financial Condition

As a result of the execution of the Astellas Agreement during the quarter ended June 30, 2009, we reported material changes in our financial condition. Specifically we recorded a receivable for the upfront amount due from Astellas for approximately $48.8 million, which was subsequently paid in full in July 2009. We recorded the offset to this receivable in deferred revenue, $4.3 million of which was recorded as a current liability. The total deferred revenue balance of $48.8 million is expected to be recognized as revenue beginning in the fourth quarter of 2009 on a straight-line basis through June 2016.

Liquidity and Capital Resources

Since our inception through June 30, 2009, we have financed our operations primarily through private placements and a public offering of our equity securities and, to a lesser extent, through debt facilities. Through June 30, 2009, we have received approximately $158.7 million from the sale of our equity securities, net of issuance costs. On May 7, 2007, we completed an initial public offering of our common stock which resulted in net cash proceeds, after deducting total expenses including underwriting discounts and commissions and other-offering related expenses, of approximately $38.1 million. On December 28, 2007 we completed the first closing of a private placement of our common stock and warrants resulting in net cash proceeds of $21.5 million and on January 3, 2008, we completed the second and final closing of this private placement of our common stock and warrants resulting in additional net cash proceeds of $2.3 million.

As of June 30, 2009, we had approximately $13.4 million in cash, cash equivalents and short-term investments. We also had working capital, adjusted to exclude the current portion of non-cash deferred revenue of approximately $4.3 million, of $58.7 million. Our working capital increased significantly during the second quarter as a result of the recording of a receivable from Astellas of approximately $48.8 million in connection with the execution of the Astellas Agreement on June 19, 2009. Subsequent to June 30, 2009, the full receivable balance of approximately $48.8 million was collected from Astellas in July 2009 and becomes non-refundable upon our transfer of our MA to Astellas, a process we expect to complete by the end of 2009.

Upon collection of the receivable from Astellas, we became obligated to pay a portion of the collected amount to University of California under our License Agreement with University of California for certain intellectual property rights. Although the amount of payment which will be due to the University of California in February 2010 is the subject of contract interpretation, we anticipate the amount of such payment to range between $1 million and $2 million and could potentially reach a maximum of $2.7 million if the full proceeds from Astellas are deemed applicable.

Our cash and investment balances are typically held in a variety of interest bearing instruments including corporate bonds, commercial paper, money market funds and obligations of U.S. government agencies. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. Further, to reduce portfolio risk, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. In response to a broad based tightening of credit and worsening economic environment in the fourth quarter of 2008, and to protect the principal balances and maintain liquidity of our investments, we converted all of our investment holdings into U.S. Treasury or money market funds consisting of only U.S. Treasury securities and commercial paper guaranteed in full by the Federal Deposit Insurance Corporation through the Temporary Liquidity Guarantee Program as of June 30, 2009. Our sales of investments in other than U.S. Treasury securities in 2008 were generally conducted at or near cost, however certain individual investments were sold at either a gain or loss that were not material individually or in the aggregate.

Net cash used in operating activities was approximately $9.2 million and $15.8 million during the six months ended June 30, 2009 and 2008, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, internal personnel costs associated with our research and development programs and infrastructure costs supporting our research and development activities. Included in net cash used in operating activities are net changes in assets and liabilities affecting cash. As a result of the collection of the receivable from Astellas subsequent to the end of the second quarter, we expect to report a significant increase in cash provided by operating activities in the third quarter of 2009. However, after adjusting for the affects of the Astellas payment, we anticipate that operating expenses and cash use will likely increase in the second half of 2009, with the majority of that increase occurring in the fourth quarter and into next year, if Qutenza is approved on the extended PDUFA date, as our spending associated with pre-commercialization activities accelerate and we potentially begin activities associated with the NGX-1998 development program.

Net cash provided by investing activities was approximately $5.5 million during the six months ended June 30, 2009 and net cash used in investing activities was approximately $5.2 million during the six months ended June 30, 2008. Investing activities consist primarily of the purchase, sale and maturity of marketable securities. The net cash provided by investing activities during the six months ended June 30, 2009 reflected maturities of marketable securities in excess of the amount purchased during this period. Net cash used in investing activities during the six months ended June 30, 2008 reflected the investment of a majority of the net proceeds generated from our private placement of common stock and warrants, completed in January 2008, in short-term investments in the 2008 period. Purchases of property and equipment were not significant during these periods. We expect that property and equipment expenditures may increase if our NDA for Qutenza is approved by the FDA. Such increase is expected to relate to the capital needs for infrastructure to support commercial operations.

Net cash used in financing activities was approximately $1.8 million during the six months ended June 30, 2009 and net cash provided by financing activities was approximately $0.4 million during the six months ended June 30, 2008. Financing activities consisted of principal repayments on our venture loan financing arrangements in both periods. However, these principal repayments were offset in the 2008 period by net proceeds from the sale of our common stock and warrants.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	potential refund to Astellas of up-front payments received by us in connection with entry into the Astellas Agreement, if we fail to transfer the Qutenza MA by June 2010;

•	the costs and timing of seeking regulatory approvals;

•	the conduct of manufacturing activities including process development and manufacture of commercial product supply and clinical product supply;

•	the costs of carrying out our obligations under our commercial arrangement with Astellas;

•	the scope and cost of pre-commercial and commercial activities including, but not limited to, costs associated with pharmacovigilence and medical affairs activities;

•	our ability to establish and maintain strategic collaborations, including licensing, distribution and other arrangements that we have or may establish;

•	the costs of establishing sales and marketing infrastructure, distribution capabilities and potentially a sales force;

•	the costs and timing of post-approval regulatory commitments, if any;

•	the progress of our development programs including the number, size and scope of clinical trials and non-clinical development;

•	the success of the commercialization of our products;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

At June 30, 2009, we had approximately $13.4 million in cash, cash equivalents and short-term investments and the balance of our notes payable totaled approximately $1.3 million. We also reported a receivable from our collaboration partner of $48.8 million, which was subsequently collected in full in July 2009. During the six months ended June 30, 2009, we used a total of approximately $9.2 million in operating activities and approximately $1.8 million in the repayment of notes payable. We currently anticipate that our cash uses for the remainder of the year will likely increase as a result of an expected increase in our pre-commercialization activities for Qutenza in the United States and to a lesser extent the plan to resume our development activities related to NGX-1998. We anticipate that our existing cash and investments will be sufficient to meet our projected operating requirements through at least the next twelve months.

To date, we have incurred recurring net losses and negative cash flows from operations. Until we can generate significant cash from our operations, if ever, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities and proceeds from one or more collaboration agreements as well as potentially debt financing or the sale of other equity securities. However, we may not be successful in obtaining additional collaboration agreements, or in receiving milestone or royalty payments under those agreements and there is the potential that upfront payments from Astellas could be refunded if we are unsuccessful in transferring our MA to Astellas by June 2010.

In addition, we cannot be sure that our existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay or potentially eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect the launch of our product candidates, if approved for marketing, or our ability to continue in business. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our Form 10-K filed for the year ended December 31, 2008, other than those set forth below:

Foreign Currency Exchange Rate Risk

Our third party manufacturers including the manufacturer of our active pharmaceutical ingredient, trans-capsaicin, the manufacturer of Qutenza and the manufacturer of our cleansing gel, are located in countries outside the United States. As a result, we may experience changes in product supply costs as a result of changes in exchange rates between the U.S. dollar and the local currency where the manufacturing activities occur. In addition, as we oversee scale up to supply Astellas with our product components for commercial sale in the European Union and to supply the U.S. market if regulatory approval is received, our exposure to foreign currency exchange rates, primarily the Euro, will increase.

Amounts paid to us by Astellas under the Astellas Agreement may be based in Euro or other currency which will then be converted to U.S. dollars before payment to us. To the extent that these potential receipts are greater than our net payable exposure in Euro to our suppliers mentioned above, and to the extent that the timing of these potential payments and receipts differ, we will have a net receivable exposure in Euro if Qutenza is launched in the European Union and certain other foreign territories.

We currently do not engage in foreign currency hedging activities as the short-term exposure to fluctuations in foreign currency is relatively small. Management evaluates its net exposure to foreign currency exchange rate risk on a periodic basis and has the discretion to engage in certain hedging activities if appropriate.

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

Our success depends substantially on obtaining United States regulatory approval for our most advanced product candidate, Qutenza, a dermal patch containing a high concentration of synthetic capsaicin. Regulatory approval in the United States requires the completion of extensive non-clinical and clinical evaluation of a product candidate to demonstrate substantial evidence of safety and efficacy of the product candidate, as well as development of manufacturing processes which demonstrate the ability to reliably and consistently produce the product candidate under current Good Manufacturing Practice regulations. Each of these elements of our Qutenza development program include certain judgments of applicable regulatory requirements of what will ultimately be deemed acceptable to the regulatory authority including the FDA’s evaluation of additional data, such as a “responder” analysis and other secondary endpoints when evaluating whether our product can be approved. The FDA in reviewing our application will evaluate all components of that program including conducting audits of clinical sites used in our clinical trials and inspecting our manufacturing sites to ensure compliance with regulatory requirements. There can be no assurance that any or all aspects of our development program or our manufacturing processes will satisfy the regulatory requirements for approval, the failure of which to do so would significantly delay or even prevent approval of our product candidate and seriously harm our ability to generate significant revenue. During its review of our NDA, the FDA has requested certain additional information from us, including responses to specific questions, additional clinical data and analyses and updates of certain data to current standards of presentation. Response to certain of these requests were deemed a major amendment and resulted in the FDA extending our PDUFA date by three months to November 16, 2009. There can be no assurance that the FDA will not make further requests for information or data from us in connection with the review of our NDA for Qutenza, that we will be able to respond to such requests in a timely manner, or at all, or that the FDA will not call for further extensions of the PDUFA date in connection with any further information or data submissions. Further, there can be no assurance that information previously provided in response to the FDA’s requests adequately addresses their inquiry.

Qutenza has been evaluated in three completed Phase 3 clinical trials for the management of pain associated with PHN, one of which did not meet its primary endpoint, and two completed Phase 3 clinical trials for the management of pain associated with HIV-DSP, one of which did not meet its primary endpoint.

The FDA generally requires successful completion of at least two adequate and well-controlled Phase 3 clinical trials for each indication for which we seek marketing approval before submission of an NDA. Although our analyses of two Phase 3 studies in PHN indicated that their primary endpoints were met, the FDA may not agree with our analyses and may require that we complete additional studies or perform other activities to support an approval of the PHN indication. If we do not receive marketing approval from the FDA we will not be able to commercialize Qutenza in the United States. Further, if the FDA delays approval as a result of requirements to conduct additional clinical studies, remediation of manufacturing deficiencies, or for other reasons, commercialization of Qutenza could be significantly delayed. We may not have adequate financial or other resources to pursue this product candidate through regulatory approval or through commercialization. Significant delay or the inability to commercialize Qutenza in the United States would significantly harm our business and as a result we may be unable to become profitable or continue our operations, or, even if we are able to commercialize in the United States, there can be no assurance that we can become profitable. As a consequence of any of these factors, our stock price would be adversely affected. We have filed an NDA with the FDA for Qutenza for PHN. We are continuing to evaluate whether to seek approval for Qutenza in HIV-DSP and whether additional studies would be necessary to achieve such an approval. If we decide to seek approval in HIV-DSP, we would do so no sooner than after the FDA has completed its review of the PHN NDA submission, which we anticipate may occur by the extended PDUFA date of November 16, 2009, but could be significantly longer. Further, we may decide not to conduct further Qutenza studies in HIV-DSP and ultimately may not seek approval of Qutenza in the HIV-DSP indication, in which case our potential revenues could be negatively impacted.

We will require substantial additional funding and may be unable to raise capital when needed.

We had cash, cash equivalents and short-term investments totaling $13.4 million at June 30, 2009 and during the six months ended June 30, 2009, we used a total of $9.2 million in operating activities and approximately $1.8 million in the repayment of notes payable. We expect our negative cash flows from operations to continue beyond potential regulatory approval in the United States and product launch of Qutenza and there can be no assurance that we will ever achieve positive cash flows from operations. We believe, based on our current operating plan that our cash, cash equivalents, short-term investments and cash received in July 2009 from Astellas will be sufficient to fund our operations through at least the next twelve months. However, our planned activities beyond 2009 including the ongoing initiatives associated with the establishment of a sales and marketing organization to launch Qutenza, if approved, in the United States, support of our obligations under our commercial arrangement with Astellas, and continuing our development programs for NGX-1998 and our other development programs will require substantial additional funding. There can be no assurance that additional funding will be available on terms that are acceptable, if at all.

Furthermore, in connection with Astellas’ ability to terminate the Astellas Agreement if the Qutenza MA is not transferred to Astellas by June 2010 or if we do not maintain such approval prior to transfer, we could be obligated to return the 35 million Euro up-front payment we received in connection with execution of the Astellas Agreement. If this were to occur, our business would be seriously harmed and we would have a critical cash shortage that we would likely only be able to mitigate on extremely punitive terms, if at all.

Our success will depend, in part, on the successful efforts of our collaboration partner in European Union, certain countries in Eastern Europe, the Middle East and Africa.

The success of sales of Qutenza in the Licensed Territory will be dependent on Astellas’ ability to successfully launch and commercialize Qutenza pursuant to the Astellas Agreement we entered in June 2009. The manner in which Qutenza is launched, including the timing of launch in each country of the European Union and the pricing that will be established in each such country, will have a significant impact on the ultimate success of Qutenza in the European Union, and ultimately the success of overall commercial arrangement with Astellas. If launch of commercial sales of Qutenza in the Licensed Territory is delayed or prevented, our revenues will suffer and our stock price will decline. Further, if launch and resulting sales of Qutenza are not deemed successful, our stock price will decline. The outcome of Astellas’ commercialization efforts could also have an effect on investors’ perception of potential sales of Qutenza in the United States, if approved by the FDA, which could also cause a decline in our stock price.

The Astellas Agreement provides for Astellas to be responsible for conducting certain studies for Qutenza in the European Union, both to satisfy post-marketing commitments that were made in conjunction with the Qutenza MA and to carry out in support of Astellas’ commercialization plans for Qutenza in the Licensed Territory. The planning and execution of these studies will be primarily the responsibility of Astellas, and may not be carried out in accordance with our indicated preferences, and, even if carried out in accordance with such preferences, may yield results that are detrimental to Astellas’ sales of Qutenza in the Licensed Territory or detrimental in our efforts to develop or commercialize Qutenza outside the Licensed Territory, including in the United States. We and Astellas may attempt to design such studies with a view toward having the resulting data be supportive of other regulatory and commercial efforts in both the European Union and the United States, such as potential label expansion studies that may be carried out with respect to use of Qutenza to treat pain associated with PDN. However, such studies may have limited or no utility to support such efforts.

To date, the only portion of the Licensed Territory in which regulatory approval for Qutenza has been obtained is the European Union. Other regulatory jurisdictions in the Licensed Territory may require further clinical and manufacturing activities to gain approval for sales of Qutenza in these countries. There can be no assurance that these activities will be successful and that approval in these countries will be obtained in a timely manner, if at all. Further, there can be no assurance that such clinical or manufacturing activities will not negatively impact the regulatory processes in the European Union, United States or other markets where regulatory approval of Qutenza may have been obtained or may be in the process of being sought.

The Astellas Agreement requires us to expend resources in support of our commercial relationship with Astellas. Although we believe that our contractual arrangement with Astellas provides for reimbursement for many of these activities, the time and financial costs of managing such a relationship is expected to be significant and to occur at a time when we are preparing for the potential commercialization of Qutenza in the United States, if approved. As a result, our cost of operations are likely to increase as we hire additional personnel and contract with third-parties to assist us in setting up and maintaining the infrastructure necessary to support our commercial relationship with Astellas in addition to our own pre-commercialization efforts.

The Supply Agreement we entered into in connection with the Astellas Agreement requires us to supply components of Qutenza to Astellas at the same cost we obtain such components from our third-party manufacturers. Because we have never overseen commercial manufacturing processes and quantities of these components, we may incur non-reimbursable costs related to manufacturing scale up, quality assurance and release, which could negatively impact our financial results. Such Supply Agreement also provides for Astellas to enter into direct supply relationships with our current suppliers to replace the need for us to provide Astellas with pass-through supply of Qutenza components. There can be no assurance that the establishment of such separate supply relationships will not negatively impact our ability to obtain our own supply of Qutenza components in support of our potential commercialization of Qutenza in the United States or other markets outside the Licensed Territory that we seek to commercialize.

The Astellas Agreement grants to Astellas an option to exclusively license our second generation product, NGX-1998. In connection with this option, we are required to prepare a development plan for NGX-1998 and achieve certain objectives. After completion of an initial set of objectives, Astellas may make an additional payment to us to retain its option to license NGX-1998 until further agreed upon development of NGX-1998 has been performed by us. Upon completion of these objectives, Astellas may elect to make a final payment to us in order to exercise its option. If Astellas determines not to make one of these payments, the option to license NGX-1998 will expire, Astellas will not be required to provide further funding for NGX-1998, and NeurogesX would be precluded from marketing NGX-1998 in the Licensed Territory for a period of time. If Astellas fails to exercise its options with respect to NGX-1998, we will be unable to generate revenues from potential sales of NGX-1998 in the Licensed Territory, and our business will be harmed.

Astellas’ commercialization of Qutenza in the Licensed Territory may result in lower levels of income to us than if we marketed Qutenza in the Licensed Territory on our own. Astellas may not fulfill its obligations or commercialize Qutenza as quickly as we would like. We could also become involved in disputes with Astellas, which could lead to delays in or termination of the Astellas Agreement and time-consuming and expensive litigation or arbitration. If Astellas terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing Qutenza would be materially and adversely affected.

We have no manufacturing capabilities and depend on other parties for our manufacturing operations. If these manufacturers fail to meet our requirements and strict regulatory requirements, our product development efforts may be negatively affected, we may not be able to obtain regulatory approval for our product candidates and our and our collaboration partner’s commercialization efforts may be materially harmed.

We currently depend on three contract manufacturers as single source suppliers for the components of our Qutenza product candidate: synthetic capsaicin, the dermal patch and the associated cleansing gel. We have entered into long term commercial supply agreements for these components. In addition we anticipate entering into long-term agreements for the assembly of the Qutenza treatment kits in the United States as well as certain materials used in the manufacture of our products. If we are unable to enter into long term relationships with these suppliers, if our relationship with any of these manufacturers is terminated, or if any manufacturer is unable to produce required quantities on a timely basis or at all, our operations would be delayed and our business harmed.

Reliance on contract manufacturers exposes us to additional risks, including:

•	failure of current and future manufacturers to comply with strictly-enforced regulatory requirements;

•

failure of current and future manufacturers to complete the development and scale-up of the manufacturing process including adequately analyzing and documenting the source and chemical make-up of ingredients that make up our product candidate and the ability to reliably and consistently produce the product candidate under current Good Manufacturing Practice regulations;

•	failure to manufacture to our specifications, or to deliver sufficient quantities in a timely manner;

•	the possibility that we may terminate a contract manufacturer and need to engage a replacement;

•	the possibility that current and future manufacturers may not be able to manufacture our product candidates and products without infringing the intellectual property rights of others;

•	the possibility that current and future manufacturers may not have adequate intellectual property rights to provide for exclusivity and prevent competition; and

•	insufficiency of intellectual property rights to any improvements in the manufacturing processes or new manufacturing processes for our products.

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

Furthermore, we are currently required to supply Qutenza to Astellas under our Supply Agreement with Astellas. As a result, the foregoing risks to us related to supply of Qutenza and its components could also harm Astellas’ ability to commercialize Qutenza in the Licensed Territory. Whether we supply Qutenza to Astellas or Astellas enters into direct supply arrangements with our suppliers, Astellas’ ability to generate revenue and in turn our ability to generate royalty and sales-milestone revenue, would be impacted by these foregoing risks relating to manufacturing.

Our product candidates may never achieve market acceptance even if they obtain regulatory approvals.

Even if regulatory approvals for the commercial sale of our product candidates are obtained, the commercial success of these product candidates will depend on, among other things, acceptance by physicians and patients. Market acceptance of, and demand for, any products that we develop and that are commercialized will depend on many factors, including:

•	the ability to provide acceptable evidence of safety and efficacy;

•	the ability to obtain adequate pricing and sufficient insurance coverage and reimbursement;

•	availability, relative cost and relative efficacy and safety of alternative and competing treatments;

•	the effectiveness of our or our collaborators’ sales, marketing and distribution strategy;

•	publicity concerning our products or competing products and treatments; and

•	the ability to produce product in commercial quantities sufficient to meet demand.

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

We expect to experience pricing pressures in connection with the sale of Qutenza, if approved, and our potential future products, due to the trend toward programs and legislation aimed at reducing healthcare costs, as well as the increasing influence of managed care organizations. In many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to direct governmental control and is influenced by drug reimbursement programs that employ a variety of price control mechanisms. In these countries, pricing negotiations with governmental authorities or reimbursement programs can take 6 to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct additional studies, such as a study to evaluate the cost-effectiveness of Qutenza compared to other currently available therapies. If reimbursement for Qutenza is unavailable, delayed or limited in scope or amount or if pricing is set at unsatisfactory levels, our business would be materially harmed.

If we are unable to establish a sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these functions, we will not be successful in commercializing our product candidates.

In order to commercialize any of our product candidates successfully, we must either acquire or internally develop a capable sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these services for us. The acquisition or development of a capable sales, marketing and distribution infrastructure will require substantial resources, which may divert the attention of our management and key personnel and negatively impact our product development efforts. We have entered into the Astellas Agreement to market Qutenza in the Licensed Territory, and we may enter into additional partnering or other distribution arrangements for commercialization outside the United States. While we currently intend to develop a direct sales and marketing organization in the United States for Qutenza because we believe that we can best serve our target customers with a focused, specialty sales force, we are currently evaluating the potential for commercializing Qutenza in the United States with a collaboration partner. Our establishment of Astellas as our collaboration partner for the Licensed Territory could limit the potential collaboration options we have for the United States and other countries, or could render potential collaborators less inclined to enter into an agreement with us because of such relationship. Similarly, if we enter into an agreement with a collaboration partner in the United States, such agreement may negatively impact our ability to seek additional strategic relationships. Factors that may inhibit our efforts to develop an internal sales, marketing and distribution infrastructure and ability to commercialize our product candidates successfully include:

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

Even if our product candidates receive regulatory approval, they will be subject to ongoing regulatory requirements, including possible commitments to perform post market authorization activities, and may face regulatory or enforcement action.

Any product candidate for which regulatory approval is obtained will be subject to significant review and ongoing and changing regulation by the FDA, the European Medicines Agency, or EMEA, and other regulatory agencies. These ongoing regulatory requirements may include, but are not limited to:

•	obtaining additional post-approval clinical study data,

•	regulatory review of advertising, promotional and education activities for the product;

•	establishment and monitoring of pharmacovigilance programs; and

•	periodic regulatory agency inspections and reviews of third-party manufacturing facilities and processes.

Failure to comply with regulatory requirements may subject us or our collaborative partner to administrative and judicially-imposed sanctions. These may include warning letters, adverse publicity, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production, and refusal to approve pending product marketing applications.

Even if regulatory approval to market a particular product candidate is obtained, the approval could be conditioned on conducting additional costly post-approval studies or could limit the indicated uses included in such product’s labeling. For example, our MA in the European Union requires the conduct of certain post authorization commitments including ongoing evaluations of safety of Qutenza’s use in the labeled indications as well as clinical evaluation in patients with PDN, although the timing of clinical evaluations in PDN has not yet been determined. These studies may prove difficult and expensive to complete and their results may identify safety, efficacy or other issues related to Qutenza’s use that could hinder or prevent commercialization efforts. Moreover, the product may later be found to cause adverse effects that limit or prevent its widespread use, force us or our partner to withdraw it from the market or impede or delay the ability to obtain regulatory approvals in additional countries.

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

Although we currently have product liability insurance coverage for our clinical trials with limits that we believe are customary and adequate to provide us with coverage for foreseeable risks associated with our product candidate development efforts, our insurance coverage may not reimburse us or may be insufficient to reimburse us for the actual expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products in advance of commercial launch of the product. However, we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing.

Our products are expected to face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than us or our collaborators.

Qutenza is expected to compete against more established products marketed by large pharmaceutical companies with far greater name recognition and resources than we or Astellas have. Qutenza is also expected to compete with medications that are potentially prescribed for off-label use. The most directly-competitive currently-marketed products in the United States are Lidoderm, an FDA-approved 5% lidocaine topical patch for the treatment of PHN marketed by Endo Pharmaceuticals, and Lyrica, an oral anti-convulsant, marketed by Pfizer for use in the treatment of PHN. In addition to these branded drugs, the FDA has approved gabapentin (Neurontin) for use in the treatment of PHN. Gabapentin is marketed by Pfizer and multiple generic manufacturers, and is the most widely-prescribed drug in the United States for treatment of neuropathic pain. Pfizer has also received FDA approval of Lyrica for the treatment of PDN, fibromyalgia, epilepsy and general anxiety disorder. The FDA has approved Cymbalta from Eli Lilly for use in the treatment of PDN, general anxiety disorder, depression and fibromyalgia.

Prior to any market launch, competition may become stronger and more direct and products in development, including products that we are unaware of, may compete with Qutenza. There are many other companies working to develop new drugs and other therapies to treat pain in general and neuropathic pain in particular, including GlaxoSmithKline, Newron Pharmaceuticals S.p.A, Depomed Inc., Novartis AG, UCB S.A, Pfizer and Eli Lilly. Many of the compounds in development by such companies are already marketed for other indications, such as anti-depressants or anti-seizure drugs. In addition, physicians employ other interventional procedures, such as nerve stimulation or nerve blocks, to treat patients with difficult to treat neuropathic pain conditions. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, such as vaccines, occur in the biopharmaceutical industry at a rapid pace. Any of these developments may render our products or product candidates obsolete or noncompetitive.

Many of our potential competitors, either alone or together with their partners, have substantially greater financial resources, research and development programs, clinical trial and regulatory experience, expertise in prosecution of intellectual property rights, and manufacturing, distribution and sales and marketing capabilities than we and Astellas do. As a result of these factors, our competitors may:

•	develop product candidates and market products that are less expensive, safer, more effective or involve more convenient treatment procedures than our current and future products;

•	commercialize competing products before we or Astellas can launch any of our products;

•	initiate or withstand substantial price competition more successfully;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic alliances; and

•	take advantage of acquisition or other opportunities more readily than we can.

The life sciences industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change our products may be unable to compete effectively.

We may not be able to maintain orphan drug exclusivity for Qutenza in PHN and HIV-DSP or obtain orphan designation in additional indications or product candidates.

We intend to rely, in part, on the market exclusivity afforded orphan drugs for the commercialization of Qutenza in the United States. The FDA has granted us orphan drug status with regard to Qutenza for the treatment of PHN as well as HIV-DSP. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity—that is, for seven years, the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances. We may be unable to obtain orphan drug designations for any additional product candidates or exclusivity for any of our product candidates, or our potential competitors may obtain orphan drug exclusivity for capsaicin-based products competitive with our product candidates before we do, in which case we may be excluded from that market for the exclusivity period. In addition, orphan drug designation previously granted may be withdrawn under certain circumstances. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it if a competitive product based on the same active compound is shown to be clinically superior to our product. Although obtaining FDA approval to market a product with orphan exclusivity can be advantageous, there can be no assurance that it would provide us with a significant commercial advantage.

We may not be able to obtain Hatch-Waxman Act data exclusivity or equivalent regulatory data exclusivity protection in other jurisdictions for Qutenza.

In addition, we may be able to rely, in part, on Hatch-Waxman exclusivity for Qutenza in the United States. The Hatch-Waxman Act provides five years of data exclusivity to the first applicant to gain approval of an NDA under Section 505(b) of the Food, Drug and Cosmetic Act for a new chemical entity. A drug qualifies as a new chemical entity if the FDA has not previously approved any other drug containing the same active ingredient. Hatch-Waxman provides data exclusivity by prohibiting abbreviated new drug applications, or ANDAs, and 505(b)(2) applications, which are marketing applications where the applicant does not own or have a legal right of reference to all the data required for approval, to be submitted by another company for another version of such drug during the exclusivity period. Protection under Hatch-Waxman will not prevent the filing or approval of a full NDA under Section 505(b)(1) for the same active ingredient, although the applicant would be required to conduct its own adequate and well-controlled clinical trials to demonstrate safety and effectiveness. Our NDA for Qutenza was filed as a 505(b)(2) application as our application referenced certain publicly available preclinical data regarding capsaicin. Therefore, if another product containing the same active ingredient as Qutenza is approved before Qutenza, then our potential approval could be delayed by five years. However, in such event, we believe we can petition the FDA to modify our application to be under Section 505(b)(1). Such petition would require the FDA’s approval, and there can be no assurance that such petition would be granted by the FDA. While we believe that the FDA has not approved another product containing the active ingredient of Qutenza, a highly pure synthetic capsaicin, there can be no assurance that a competing product containing a synthetic capsaicin will not achieve approval before Qutenza or that Qutenza will be able to qualify for the five-year Hatch-Waxman exclusivity.

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

Even though Qutenza has been granted ten-year market exclusivity and eight-year data exclusivity by the EMEA, there can be no assurance that the exclusivity granted will effectively prevent competition, either generic or otherwise, in the European Union. Such competition could significantly harm our business.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that the product is both safe and effective for use in each target indication. Clinical trial results from the study of neuropathic pain are inherently difficult to predict. The primary measure of pain is subjective patient feedback, which can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical study. The results we have obtained in completed clinical trials may not be predictive of results from our ongoing or future trials. Additionally, we may suffer significant setbacks in advanced clinical trials, even after promising results in earlier studies.

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

A clinical trial may also be suspended or terminated by the entity conducting the trial (us or Astellas, as the case may be), the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or in accordance with clinical protocols;

•	inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues; or

•	inadequate patient enrollment or lack of adequate funding to continue the clinical trial.

In addition, changes in regulatory requirements and guidance may occur and may cause a need to amend clinical trial protocols to reflect these changes, which could impact the cost, timing or successful completion of a clinical trial. If delays are experienced in the commencement or completion of a clinical trial, the commercial prospects for our products or product candidates and our ability to generate product revenues may be harmed. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also lead to the denial or revocation of regulatory approval of a product or product candidate.

We rely on third parties to conduct our non-clinical studies and clinical trials. If these third parties do not perform as contractually required or otherwise expected, we may not be able to obtain regulatory approval for our product candidates.

We do not currently conduct non-clinical studies and clinical trials on our own, and instead rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist us with our non-clinical and clinical trials. We are also required to comply with regulations and standards, commonly referred to as good clinical practices and good laboratory practices, for conducting, recording and reporting the results of clinical and non-clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. If these third parties do not successfully meet their regulatory obligations, meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our non-clinical development activities or clinical trials may be extended, delayed, suspended, terminated, or potentially may be required to be performed again. Any of these factors may result in significant delay or failure to obtain regulatory approval for our product candidates.

Even though certain of our clinical trials for Qutenza in treatment of PHN and HIV-DSP have met their primary endpoints, certain other studies in these indications have not met their primary endpoints and, our clinical trials for other indications, if we or our collaborator decide to conduct them, may not succeed, which would adversely impact our long term success.

We have not prepared for or conducted any Qutenza clinical trials for indications other than PHN, HIV-DSP and PDN. We have conducted one Phase 2 clinical trial for the use of Qutenza for the management of PDN. PDN represents a much larger market opportunity than either PHN or HIV-DSP, and unless required clinical trials are successfully completed and regulatory approvals are obtained for the use of Qutenza for PDN patients, Qutenza will not be marketable for this indication in the United States and the European Union and possibly in other countries. If this occurs, our long term ability to succeed may be significantly and negatively impacted. We believe that to market Qutenza in the United States for future indications, including PDN, we will have to conduct two successful Phase 3 trials for those indications, and that for PDN in particular, we may be required to perform additional safety studies. We are evaluating our development programs related to PDN in Qutenza and may decide not to conduct studies in PDN beyond those that may be required by post-marketing requirements associated with our MA. If we decide not to conduct the required number of Phase 3 studies in PDN that meet their primary endpoint, we will not gain approval for Qutenza in this indication, which will significantly harm our ability to potentially generate revenue.

Results of clinical trials of Qutenza for patients with PHN or HIV-DSP do not necessarily predict the results of clinical trials involving other indications. If additional clinical studies are conducted with Qutenza in PDN or other indications, those studies may fail to show desired safety and efficacy for management of pain associated with PDN and other indications, despite results from earlier clinical trials involving PDN,

PHN and/or HIV-DSP. Any failure or significant delay in completing clinical trials for Qutenza with PDN and other indications, or in receiving regulatory approval involving such indications, may significantly harm our business.

We have limited experience in regulatory affairs.

We have limited experience in preparing, submitting and prosecuting regulatory filings including NDAs, MAAs and other applications necessary to gain regulatory approvals. Moreover, some of our product candidates are based on novel applications of therapies that have not been extensively tested in humans, and the regulatory requirements governing these types of products may be less well defined or more rigorous than for conventional products. As a result of these factors, in comparison to our competitors, we may require more time and incur greater costs to obtain and maintain regulatory approvals of products that we develop, license or acquire.

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

We have not generated any revenue to date and we have incurred operating and net losses each year since our inception in 1998. Our net loss for the three months ended June 30, 2009 was approximately $5.4 million. As of June 30, 2009 we had an accumulated deficit of approximately $200.2 million. We had cash, cash equivalents and short-term investments totaling $13.4 million at June 30, 2009 and for the six months ended June 30, 2009, we used cash of $9.2 million in operating activities. We expect to continue to incur losses for several years, as we seek regulatory approval for and commercialize Qutenza, and continue other research and development activities. If Qutenza does not gain regulatory approval in the United States or does not achieve market acceptance in the United States or the European Union, we will not generate revenue. We cannot assure you that we will be profitable even if Qutenza is commercialized. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

If we do not raise additional capital, we may be forced to delay; reduce or eliminate our development programs or commercialization efforts.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	potential refund to Astellas of up-front payments received by us in connection with entry into the Astellas Agreement, if we fail to transfer the Qutenza MA by June 2010;

•	the costs and timing of seeking regulatory approvals;

•	the conduct of manufacturing activities including process development and manufacture of commercial product supply and clinical product supply;

•	the costs of carrying out our obligations under our commercial arrangement with Astellas;

•	the scope and cost of pre-commercial and commercial activities including, but not limited to, costs associated with pharmacovigilence and medical affairs activities;

•	our ability to establish and maintain strategic collaborations, including licensing, distribution and other arrangements that we have or may establish;

•	the costs of establishing sales and marketing infrastructure, distribution capabilities and potentially a sales force;

•	the costs and timing of post-approval regulatory commitments, if any;

•	the progress of our development programs including the number, size and scope of clinical trials and non-clinical development;

•	the success of the commercialization of our products;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

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

Although we believe that we would have valid defenses to allegations that our current product candidates, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties of which we are aware, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent or other intellectual property rights that might be infringed by our products, trademarks or activities. For example, in June 2005, Winston Laboratories sent us a letter informing us of their U.S. patent related to cis-capsaicin, and suggested that our synthetic capsaicin formulation could infringe this patent. We responded in August 2005 by denying any infringement. In 2007, Winston reiterated its claim and offered to discuss a license to its patent. We responded by denying infringement. We believe that our products, if commercialized, will not infringe the Winston patent, which is due to expire in 2009 in the United States and in June 2010 in the European Union, but may be extended under certain circumstances. There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Our competitors or other patent or intellectual property holders may assert that our products or trademarks and the methods we employ are covered by their intellectual property rights. For example, we recently received a letter indicating a possible trademark conflict for Qutenza™ from a company claiming that our trademark was similar to theirs. While we believe that these assertions do not have merit and that we have defenses to them, there can be no assurance that we will be successful in defending our trademark. We intend to continue to use the Qutenza trademark and to vigorously defend our use of such trademark against such assertions. These parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages or possibly prevent us from commercializing our product candidates. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit, or if a trademark infringement suit were brought against us or our collaboration partner Astellas, we or Astellas could be forced to cease using the name Qutenza in connection with our product.

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

The cost to us of any litigation or other proceedings relating to intellectual property rights, even if resolved in our favor, could be substantial. Some of our potential competitors, other patent or intellectual property holders may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to continue our operations. Should third parties file patent applications, or be issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention which could result in substantial costs to us or an adverse decision as to the priority of our inventions. An unfavorable outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties. There is no guarantee that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms.

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

The stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	delays in the process of seeking or our ability to obtain regulatory approvals;

•	inability to transfer, or maintain prior to transfer, the Qutenza MA to Astellas and the potential resulting refund by us of monies paid by Astellas to us;

•

failure to meet market expectations with respect to potential product launch timing, including, but not limited to, a delay in, or prevention of, Astellas’ commercialization activities with respect to Qutenza in the European Union;

•	delay in entering, or termination of, strategic partnership relationships;

•	potential inability to preserve or raise sufficient capital to maintain our operations;

•	third-party healthcare reimbursement policies or determinations;

•	general economic conditions and slow or negative growth of our expected markets;

•	failure or delays in entering additional product candidates into clinical trials or in commencing additional clinical trials for current product candidates;

•	results from and any delays related to the clinical trials for our product candidates;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock or the discontinuation of one or more securities analysts’ research coverage for our stock;

•	failure to meet revenue estimates and revenue growth rates;

•	inclusion in or removal from stock indices such as the Russell 3000;

•	actual or anticipated quarterly variations in our results of operations or those of our collaborators or competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	market conditions in the life sciences sector; and

•	any major change in our board or management.

If we fail to meet the requirements for continued listing on the NASDAQ Global Market and do not meet initial listing requirements to transfer to the NASDAQ Capital Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed on the NASDAQ Global Market and to maintain our listing, we must meet certain financial requirements in accordance with the rules of the NASDAQ Stock Market LLC, or Nasdaq, including, but not limited to, the requirement to maintain a minimum closing bid price of at least $1.00 per share for our common stock and certain other quantitative standards. Although we have maintained our listing status on the NASDAQ Global Market since our initial listing on May 2, 2007, there can be no assurance that we will maintain our listing on this market in the future if our bid price deteriorates or if we fail to meet other requirements.

On July 17, 2009 we received a Nasdaq Staff Deficiency Letter indicating that, due to the vacancy created by the resignation of our former chairman of the audit committee of the board of directors, we failed to comply with the Nasdaq Stock Market audit committee composition requirements for continued listing as set forth in Nasdaq Marketplace Rule 5605(c)(2)(A), which requires that a company’s audit committee be comprised of at least three members, each of whom are independent. Under Nasdaq Marketplace Rule 5605(c)(4)(B) we have until the earlier of our next annual shareholders’ meeting or June 29, 2010 to name a third director as a member of the audit committee so that we regain compliance with the requirements of Nasdaq Marketplace Rule 5605(c)(2)(A). An active search for a replacement director is currently underway and we expect to fill the current vacancy on the audit committee within the timeframe required by Nasdaq Marketplace Rule 5605(c)(4)(B).

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

Our executive officers, directors and their affiliates and 5% stockholders beneficially own or control approximately 68% of the outstanding shares of our common stock as of June 30, 2009 (after giving effect to the exercise of all of their outstanding vested options and warrants exercisable within 60 days of such date). Accordingly, these executive officers, directors and their affiliates and significant stockholders acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As a result of events in the credit markets, we have converted all of our investment holdings into U.S. Treasury securities and those corporate securities that are fully backed by the United States Government. As a result of the credit crisis and our shift in investments, we anticipate that our investment returns will be below our historic rates of return. These lower returns will likely continue for some time and we cannot predict when market conditions will improve and when higher yielding investment options may be available to us.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 28, 2009 in San Mateo, California. Of the 17,569,291 shares of the Company’s common stock entitled to vote at the meeting, 13,218,813 shares of common stock, or 75.2% of the total eligible votes to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results were as follows:

The stockholders elected Jean-Jacques Bienaime and Robert Nelsen as Class II directors, to serve for a three-year term until their successors are duly elected and qualified. The votes were as follows:

Name	For	Withheld
Jean-Jacques Bienaime	12,973,746	245,067
Robert Nelsen	13,201,968	16,845

Our other directors with terms of office that continued after the 2009 Annual Meeting of Stockholders were Anthony A. DiTonno, Neil M. Kurtz and Bruce A. Peacock. Bruce Peacock subsequently resigned from the board of directors, effective June 29, 2009.

The stockholders ratified the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
13,178,602	38,348	1,863	—

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (1)	Specimen Common Stock Certificate.

4.2 (1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3 (2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4 (1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5 (1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9 (1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10 (1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11 (2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12 (2)	Form of Warrant to Purchase Common Stock.

10.1 (3)†	Distribution, Marketing and License Agreement between NeurogesX, Inc. and Astellas Pharma Europe Limited, effective as of June 19, 2009.

10.2 (3)†	Supply Agreement between NeurogesX, Inc. and Astellas Pharma Europe Limited, effective as of June 19, 2009.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(3)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on July 1, 2009.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2009	NEUROGESX, INC.
(Registrant)

/s/ Anthony A. DiTonno
Anthony A. DiTonno
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen F. Ghiglieri
Stephen F. Ghiglieri
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (1)	Specimen Common Stock Certificate.

4.2 (1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3 (2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4 (1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5 (1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9 (1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10 (1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11 (2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12 (2)	Form of Warrant to Purchase Common Stock.

10.1 (3)†	Distribution, Marketing and License Agreement between NeurogesX, Inc. and Astellas Pharma Europe Limited, effective as of June 19, 2009.

10.2 (3)†	Supply Agreement between NeurogesX, Inc. and Astellas Pharma Europe Limited, effective as of June 19, 2009.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(3)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on July 1, 2009.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.