Form 10-Q
period 2009-09-30
NeurogesX Inc
filed 2009-11-09
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Number of shares of common stock, $0.001 par value, outstanding as of October 31, 2009: 17,644,035

NEUROGESX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

NeurogesX, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$48,468	$10,435
Short-term investments	8,516	14,071
Prepaid expenses and other current assets	776	412
Restricted cash	40	40

Total current assets	57,800	24,958
Property and equipment, net	380	468
Restricted cash	160	160
Other assets	—	4

Total assets	$58,340	$25,590

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$524	$370
Accrued compensation	1,221	1,039
Accrued license fees	1,213	—
Accrued research and development	190	1,067
Other accrued expenses	1,208	540
Deferred revenue	7,242	—
Notes payable – current portion	740	2,833

Total current liabilities	12,338	5,849
Non-current liabilities:
Deferred revenue	41,426	—
Notes payable – non-current portion	—	191
Deferred rent	332	276

Total non-current liabilities	41,758	467

Commitments and contingencies

Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	211,155	209,370
Deferred stock-based compensation	—	(2)
Accumulated other comprehensive income	4	32
Accumulated deficit	(206,933)	(190,144)

Total stockholders’ equity	4,244	19,274

Total liabilities and stockholders’ equity	$58,340	$25,590

See accompanying notes.

NeurogesX, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Collaboration revenue	$119	$—	$119	$—

Operating expenses:
Research and development(1)	3,557	3,653	8,664	13,607
General and administrative(2)	3,269	2,677	8,062	8,027

Total operating expenses	6,826	6,330	16,726	21,634

Loss from operations	(6,707)	(6,330)	(16,607)	(21,634)
Interest income	3	212	48	1,001
Interest expense	(52)	(183)	(240)	(640)
Other income (expense), net	—	(12)	10	26

Net loss	$(6,756)	$(6,313)	$(16,789)	$(21,247)

Basic and diluted net loss per share	$(0.38)	$(0.36)	$(0.95)	$(1.21)

Shares used to compute basic and diluted net loss per share	17,617,209	17,538,886	17,588,832	17,508,094

Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$148	$183	$596	$597
(2) General and administrative	576	190	1,025	570

	$724	$373	$1,621	$1,167

See accompanying notes.

NeurogesX, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(16,789)	$(21,247)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	139	131
Amortization of debt issuance costs	70	149
Amortization/accretion of investment premiums/(discounts), net	80	(679)
Stock-based compensation	1,621	1,167
(Gain) on sales of short-term investments	—	(31)
Loss on disposal of fixed assets	—	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(358)	(39)
Accounts payable	154	(849)
Accrued compensation	182	329
Accrued research and development	(877)	(118)
Accrued license fees	1,213	—
Deferred revenue	48,668	—
Deferred rent	140	123
Other accrued expenses	586	(879)

Net cash provided by/(used in) operating activities	34,829	(21,938)

Investing activities
Purchases of short-term investments	(16,555)	(50,288)
Proceeds from maturities of short-term investments	22,001	37,360
Proceeds from sales of short-term investments	—	21,967
Proceeds from disposal of property and equipment	—	2
Purchases of property and equipment	(51)	(203)

Net cash provided by investing activities	5,395	8,838

Financing activities
Repayment of notes payable	(2,350)	(2,966)
Proceeds from issuance of warrants	—	14
Proceeds from issuance of common stock	159	2,374

Net cash (used in) financing activities	(2,191)	(578)

Net increase/(decrease) in cash and cash equivalents	38,033	(13,678)
Cash and cash equivalents, beginning of period	10,435	31,478

Cash and cash equivalents, end of period	$48,468	$17,800

Supplemental cash flow information
Cash paid for interest	$165	$521

See accompanying notes.

NEUROGESX, INC.

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

The Company was incorporated in California as Advanced Analgesics, Inc. on May 28, 1998 and changed its name to NeurogesX, Inc. in September 2000. In February 2007, the Company reincorporated into Delaware. The Company is located in San Mateo, California. During the three months ended September 30, 2009, the Company transitioned out of the development stage.

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

NEUROGESX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

adjustments) that management believes are necessary for the fair statement of the balances and results for the periods presented. These unaudited condensed consolidated interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.

The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date. The unaudited condensed consolidated interim financial statements and related disclosures have been prepared with the presumption that users of such information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 contained in the Company’s 2008 Form 10-K. The Company has evaluated its subsequent events for disclosure in this Quarterly Report on Form 10-Q through November 9, 2009, the date in which these financial statements were issued.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2. Summary of Significant Accounting Policies

Inventory

The Company will capitalize future costs associated with inventory to be sold in the United States, including internal and external costs of manufacture, and the cost of acceptance and release of products which are approved for sale. Internal costs primarily consist of supply chain management and quality assurance. External costs primarily include the cost of product manufacture, as charged by our third party manufacturers as well as transportation and packaging costs. Purchase of material from our third party manufacturers is either recorded as research and development expense if these materials are received prior to FDA approval or, if they are received after FDA approval such materials will be recorded as Inventory at such time that title is transferred. As of September 30, 2009, Qutenza was not an approved product in the United States, and accordingly, costs associated with product manufacturing for the U.S. market have been recorded as research and development expense on the Company’s statement of operations.

Prepaid Collaboration Supplies

Costs to manufacture product for supply to Astellas under its supply agreement, including internal labor costs and third party manufacturing, packaging and transportation costs, for products which have been approved for sale, are classified as prepaid collaboration supplies, which is included in Prepaid expenses and other current assets on the Company’s balance sheet, until such time as those supplies are delivered to Astellas. Upon delivery to Astellas, the net profit or loss on such amounts are recorded as a component of Collaboration revenue on the Company’s statement of operations, net of the reimbursement for those expenses due from the collaboration partner. The Company expects the net profit or loss on collaboration supplies will not be material.

Revenue Recognition

NeurogesX entered into the Astellas Agreement which provides for an exclusive license for the promotion, distribution and marketing of Qutenza in the Licensed Territory, an option to license NGX-1998, a product candidate that is a non-patch liquid formulation of capsaicin, in the Licensed Territory, participation on a joint steering committee and, through a related supply

NEUROGESX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

agreement entered into with Astellas (the “Supply Agreement”), supply of product until direct supply arrangements between Astellas and third party manufacturers are established, which the Company anticipates may be within 18 to 24 months of the execution of the Astellas Agreement. Revenue under this arrangement includes upfront non-refundable fees and may also include further option payments for the development of and license to NGX-1998, milestone payments upon achievement of certain product sales levels and royalties on product sales. Reported revenue will also include net profit or loss in connection with the Supply Agreement, which the Company expects to be immaterial.

Revenue recognized from collaborative agreements is based upon the provisions of Codification Topic 605 (Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition), Codification Topic 808 (Emerging Issues Task Force (“EITF”), Issue No. 07-1, Accounting for Collaboration Arrangements (“EITF 07-1”)), and Codification Topic 605-25 (EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”)).

In accordance with Codification Topic 605-25 (EITF 00-21), multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The determination of whether an element can be separated or accounted for as a single unit of accounting is based on the availability of evidence with regard to standalone value of each element. If the fair value of all undelivered performance obligations can be determined, then all obligations would then be accounted for separately as performed. If any element is considered to either: 1) not have standalone value or 2) have standalone value but the fair value of any of the undelivered performance obligations are not determinable, then any undelivered elements of the arrangement would then be accounted for as a single unit of accounting and the multiple elements would be grouped and recognized as revenue over the longest estimated performance obligation period.

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

With respect to the Astellas Agreement and related agreements, the Company views this arrangement as a multiple element arrangement with the key elements consisting of an exclusive license to Qutenza in the Licensed Territory, an obligation to conduct certain development activities associated with NGX-1998, participation on a joint steering committee and supply of Qutenza components to Astellas until such time that Astellas can establish a direct supply relationship with product vendors. Because not all of these elements have both standalone value and objective and reliable evidence of fair value, the Company is accounting for such elements as a single unit of accounting in accordance with Codification Topic 605-25 (EITF 00-21). Further, the agreement provides the Company’s mandatory participation in a joint steering committee, which the Company believes represents a substantive performance obligation and also the estimated last delivered element under the Astellas Agreement and related agreements. Therefore, the Company will recognize revenue associated with upfront payments and license fees ratably over the term of the joint steering committee performance obligation. The Company estimates this performance obligation will be delivered ratably through June 2016.

NEUROGESX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

At the inception of the Astellas Agreement, the upfront license fees were subject to a refund right, which expired upon transfer of the Company’s MA for Qutenza in the European Union to Astellas. During the three months ended September 30, 2009, the transfer of the MA to Astellas was completed and therefore the upfront license fees became non-refundable and revenue recognition of the upfront license fees commenced in this period.

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

Stock-Based Compensation

The Company recognizes stock-based compensation cost as follows:

•

compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value in accordance with the provisions of GAAP that existed prior to Codification Topic 718.

•

compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Codification Topic 718 (Statement of Financial Accounting Standards No. 123R, Share-Based Payment).

All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of Codification Topic 718. The Company has elected to use the Black-Scholes option valuation model to estimate the fair value of stock options. Stock compensation expense relating to options with acceleration of vesting dependant upon the achievement of milestones is recognized over a period which is the shorter of:

•	the Company’s evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement; or

•	the otherwise stated time-based vesting period.

NEUROGESX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following tables show the assumptions used to compute stock-based compensation expense for stock options granted to employees and members of the board of directors and the assumptions used to compute stock-based compensation expense for the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine-month periods ended September 30, 2009 and 2008 using the Black-Scholes valuation model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock Options
Expected dividend yield	0%	—*	0%	0%
Expected volatility	67%	—*	67 – 70%	70%
Expected life (in years)	6.0	—*	6.0	6.0
Risk-free interest rate	2.9%	—*	1.8 – 2.9%	3.1 – 3.4%

ESPP
Expected dividend yield	0%	0%	0%	0%
Expected volatility	56 – 89%	56 – 68%	56 – 89%	44 – 68%
Expected life (in years)	0.2 – 1.0	0.5 – 1.0	0.2 – 1.0	0.5 – 1.0
Risk-free interest rate	0.2 – 2.1%	1.9 – 3.6%	0.2 – 2.1%	1.9 – 5.0%

*	No stock options were granted in the three months ended September 30, 2008.

Comprehensive Loss

The Company reports comprehensive loss and its components as part of total stockholders’ equity. Comprehensive loss is comprised of net loss and changes in unrealized gains (losses) on available-for-sale investments. For the three and nine months ended September 30, 2009 and 2008, comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(6,756)	$(6,313)	$(16,789)	$(21,247)
Changes in unrealized gains (losses)	2	2	(28)	4

Total comprehensive loss	$(6,754)	$(6,311)	$(16,817)	$(21,243)

The fluctuation in accumulated other comprehensive income represents the net change in fair value of the Company’s investments as a result of changes in interest rates and other factors affecting fair value and as a result of sales of investments prior to their maturities. The cumulative effect of these periodic fluctuations is reflected as accumulated other comprehensive income on the Company’s balance sheet.

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

NEUROGESX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands except share and per share data)
Numerator:
Net loss	$(6,756)	$(6,313)	$(16,789)	$(21,247)

Denominator:
Weighted-average common shares outstanding	17,617,314	17,540,078	17,589,171	17,509,600
Less: Weighted-average unvested common shares subject to repurchase	(105)	(1,192)	(340)	(1,506)

Denominator for basic and diluted net loss per share	17,617,209	17,538,886	17,588,832	17,508,094

Basic and diluted net loss per share	$(0.38)	$(0.36)	$(0.95)	$(1.21)

	September 30,
	2009	2008
Outstanding securities not included in diluted net loss per share calculation as their impact would be anti-dilutive:
Options to purchase common stock	2,090,536	1,420,550
Warrants outstanding	1,265,846	1,265,846
Common stock subject to repurchase	—	1,087

	3,356,382	2,687,483

Recently Issued Accounting Standards

Adopted in 2009

In April 2009, the FASB issued two Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. Codification Topic 320 (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), provides guidance that an entity should evaluate whether a) it intends to sell or b) it will be required to sell a debt security when evaluating whether an impairment is other than temporary. This FSP also establishes criteria for when to recognize a write-down through earnings versus other comprehensive income. Codification Topic 825 (FSP FAS 107-1 and APB 28-1 , Interim Disclosures about Fair Value of Financial Instruments, expands the fair value disclosures required for all financial instruments within the scope of Codification Topic 825 (SFAS No. 107, Disclosures about Fair Value of Financial Instruments), to interim periods. Both of these Codification Topics are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these Codification Topics did not have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued Codification Topic 855 (SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of Codification Topic 855 for the quarter ended June 30, 2009. The adoption of Codification Topic 855 did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles, (Codification Topic 105) which establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for the quarter ended September 30, 2009. The adoption of the Codification did not have a material effect on the Company’s financial position or results of operations. In order to facilitate an easier transition to the Codification, the Company has provided Codification cross-references next to each reference to the standard issued and adopted prior to the adoption of the Codification.

In December 2007, Codification Topic 808 (EITF Issue 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”)) was issued, which applies to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. This issue, among other things, requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative

NEUROGESX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

arrangement, along with disclosure about the nature and purpose of the arrangement. The provisions of Codification Topic 808 are effective for fiscal years beginning on or after December 15, 2008. The Company adopted Codification Topic 808 on January 1, 2009. The adoption of Codification Topic 808 did not have a material impact on the Company’s financial position or results of operations.

FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP No. 157-2”) delayed the effective date of Codification Topic 820 (SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)), for non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company adopted FSP No. 157-2 on January 1, 2009. Since the Company does not currently have assets or liabilities that are required to be measured on a non-recurring basis, the adoption of FSP No. 157-2 did not have a material impact on the Company’s financial position or results of operations.

Not Yet Adopted

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements (ASU “2009-13”). This guidance modifies previous guidance for multiple element arrangements by allowing the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling price for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price is not available. In addition, the residual method of allocating arrangement consideration is no longer permitted. This ASU is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted beginning in interim periods ended September 30, 2009. The Company is currently evaluating the impact of adopting this ASU on its financial position and results of operations.

Note 3. License Agreements

COLLABORATION AGREEMENT – ASTELLAS

In June 2009, NeurogesX entered into the Astellas Agreement for an exclusive license to commercialize Qutenza in the Licensed Territory. The Astellas Agreement provided for an upfront payment for past development and the commercialization rights granted, of 30,000,000 Euro, or $41,817,000. In addition, the agreement provided for an upfront payment of 5,000,000 Euro, or $6,970,000, for future development expenses and an option to license NGX-1998, a product candidate in Phase 1 development. Other elements of the Astellas Agreement include future milestone payments of up to 65,000,000 Euro if certain predefined sales thresholds of the products licensed under the agreement are met and royalties, as a percentage of net sales of products under the agreement, with such royalties starting in the high teens and escalating into the mid twenties as revenues increase. The Company is participating on a joint steering committee with Astellas to oversee the development and commercialization activities related to Qutenza and NGX-1998 during the term of the agreement, not to exceed ten years. On the seventh anniversary of the Astellas Agreement, the Company has the unilateral right to opt-out of participation on the joint steering committee. The Astellas Agreement further provides that upon delivery of certain data related to NGX-1998, Astellas may pay two additional NGX-1998 option payments totaling 5,000,000 Euro. Subsequent to Astellas’ exercise of the option to exclusively license NGX-1998 in the Territory, both companies would cooperate on Phase III clinical trials and will share such costs equally.

As of September 30, 2009, the Company recorded deferred revenue totaling $48,668,000, of which $7,242,000 is reflected as the current portion of deferred revenue. The Astellas upfront license fee and option payments are accounted for as a single unit of accounting, and accordingly, such payments will be recognized ratably through June 2016, which is the Company’s estimate of its

NEUROGESX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

substantive performance obligation period related to the joint steering committee. The Company commenced recognizing revenue related to the upfront and option payments upon transfer of the MA for Qutenza to Astellas, which occurred in September 2009 and accordingly recognized approximately $119,000 as Collaboration revenue in the three and nine month periods ended September 30, 2009. Subsequent option exercise payments received, if any, are expected to be recognized ratably over the remaining estimated period of performance.

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

Pursuant to the Supply Agreement, the Company has agreed to provide Astellas with a sufficient supply of Qutenza to support their commercialization efforts until Astellas can establish a direct supply relationship with product vendors. These products will be charged to Astellas at the Company’s direct “Cost of Goods” without markup for profit. The Company will report amounts received from product transactions under Codification Topic 808 (EITF 07-1), net of direct costs incurred as a component of Collaboration revenue. The Company expects the net profit or loss on collaboration supplies will not be material.

UNIVERSITY OF CALIFORNIA

In October 2000 and as amended, the Company licensed certain patents from the University of California (“UC”) for high-concentration capsaicin for neuropathic pain. Under the terms of the agreement, the Company is required to pay royalties on net sales of the licensed product up to a maximum of $1,000,000 per annum as well as a percentage of upfront and milestone payments received by the Company from sublicensing the Company’s rights under the agreement (“Sublicense Fee”). As a result of the Astellas license payment received in July 2009, the Company recorded the $1,213,000 sublicense fee to research and development expense during the quarter, which is payable to UC in the first quarter of 2010.

LTS LOHMANN THERAPIE-SYSTEME AG

In January 2007, the Company entered into a Commercial Supply and License Agreement (“LTS Agreement”) with LTS Lohmann Therapie-Systeme AG (“LTS”) to manufacture commercial and clinical supply of Qutenza. Under the terms of the agreement, the Company is required to pay a transfer price for product purchased as well as a royalty on net sales of product purchased under the LTS Agreement. Additionally, upon first market approval of Qutenza, the Company is required to make a one time milestone payment of €100,000. During the three months ended June 30, 2009, the Company received market approval of Qutenza in the European Union and as a result, paid LTS the one time milestone payment of €100,000, or approximately $140,000, which was charged to research and development expense.

NEUROGESX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 4. Cash and Cash Equivalents and Short-Term Investments

The following are summaries of the Company’s cash, cash equivalents and short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2009:
Cash and money market funds	$6,659	$—	$—	$6,659
U.S. Treasury securities	50,321	4	—	50,325

	$56,980	$4	$—	$56,984

Reported as:
Cash and cash equivalents				$48,468
Short-term investments				8,516

				$56,984

As of December 31, 2008:
Cash and money market funds	$9,933	$—	$—	$9,933
U.S. Treasury securities	14,541	32	—	14,573

	$24,474	$32	$—	$24,506

Reported as:
Cash and cash equivalents				$10,435
Short-term investments				14,071

				$24,506

At September 30, 2009 and December 31, 2008, the contractual maturities of all of the Company’s investments were less than one year. During the three and nine months ended September 30, 2008, the Company received approximately $8,218,000 and $21,967,000, respectively, in gross proceeds from the sales of certain short-term investments in commercial paper, corporate debt and asset-backed securities. As a result of these sales, during the three months ended September 30, 2008, the Company recognized a loss of approximately $7,000 and during the nine months ended September 30, 2008, the Company recognized a net gain of approximately $31,000, both of which were recorded as other income. These gains and losses were computed on a specific identification basis. The Company did not sell any of its investments prior to maturity during the three and nine months ended September 30, 2009.

Note 5. Fair Value Measurements

The Company adopted the provisions of Codification Topic 820 (SFAS No. 157) effective January 1, 2008. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

NEUROGESX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In accordance with Codification Topic 820, the following table represents the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis and their level within the fair value hierarchy as of September 30, 2009 and December 31, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair Value Measurements at September 30, 2009:
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$6,287	$—	$—	$6,287
U.S. Treasury securities	50,325	—	—	50,325

Total financial assets measured at fair value	$56,612	$—	$—	56,612

Components of cash and cash equivalents not measured at fair value:

Operating cash				372

Total cash and cash equivalents and short-term investments				$56,984

Fair Value Measurements at December 31, 2008:
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$9,496	$—	$—	$9,496
U.S. Treasury securities	14,573	—	—	14,573

Total financial assets measured at fair value	$24,069	$—	$—	24,069

Components of cash and cash equivalents not measured at fair value:

Operating cash				437

Total cash and cash equivalents and short-term investments				$24,506

Note 6. Stockholders’ Equity

2007 Stock Plan

During the nine months ended September 30, 2009, the Company granted options to purchase a total of 817,142 shares of the Company’s common stock to employees and members of the board of directors with a fair value of approximately $1,312,000 that is expected, as of September 30, 2009 to be amortized through 2013. During the nine months ended September 30, 2008, the Company granted options to purchase a total of 420,750 shares of the Company’s common stock to employees and members of the board of directors with a fair value of approximately $1,319,000 that is expected, as of September 30, 2009, to be amortized through 2012.

Of the options granted during the nine months ended September 30, 2009, options to purchase a total of 256,892 shares of the Company’s common stock were granted to executive officers as part of their 2008 bonus consideration. In an effort to conserve the Company’s cash resources, all executive officers were paid 50% of the earned 2008 bonus amount in the form of cash, with the remainder paid in stock options. The fair value of these stock options was approximately $202,000 and was recorded during the nine months ended September 30, 2009 as these options were vested in full upon grant.

NEUROGESX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 7. Income Taxes

The Company anticipates a net operating loss for the year 2009. The Company recorded no federal or California income tax expense for the nine months ended September 30, 2009.

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

For the nine months ended September 30, 2009, the total amount of unrecognized tax benefits has not significantly changed from that which was disclosed in the Company’s 2008 Form 10-K. These unrecognized tax benefits, if recognized, would not affect the effective tax rate for the periods prior to September 30, 2009 and there were no interest or penalties accrued related to uncertain tax positions.

The Company files income tax returns in the U.S. federal and California state tax jurisdictions. The tax years 2002 to 2008 remain open to examination by the U.S. and California tax authorities. The Company does not anticipate the total unrecognized tax benefits will change significantly due to the settlement of audits and the expiration of statute of limitations within the next 12 months.

Note 8. Commitments and Contingencies

During the nine months ended September 30, 2009 the Company issued non-cancellable purchase orders to its suppliers of the various components of Qutenza. These purchase orders, which represent both supply to Astellas as well as potentially saleable product for the U.S. market, if Qutenza is approved, totaled approximately $776,000, approximately half of which is expected to be reimbursed to the Company by Astellas upon delivery of such components. The Company will record these amounts in its financial statements when title has transferred to the Company.

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

•	the timing of potential launch of Qutenza by Astellas Pharma Europe Ltd., or Astellas, in the European Union;

•	the expected activities and obligations of us and Astellas under the Distribution, Marketing and License Agreement, or the Astellas Agreement;

•	potential milestone and royalty payments under the Astellas Agreement;

•	the sufficiency of existing resources to fund our operations for at least the next twelve months;

•	capital requirements and our needs for additional financing;

•	the timing of launch of Qutenza in the United States;

•	our plans for establishing a commercial infrastructure including a United States sales force, distribution channels and marketing and manufacturing capabilities;

•	efforts to expand the scope of indications in which our capsaicin-based product candidates are used;

•	plans associated with NGX-1998 including potential for advancing the development program in 2010;

•	potential additional partners for Qutenza in the United States or other markets and for our acetaminophen and opioid prodrug product candidates;

•	the scope and size of research and development efforts and programs, including with respect to development of additional product candidates;

•	the potential benefits of, and markets for, our product candidates;

•	losses, costs, expenses, expenditures and cash flows;

•	potential competitors and competitive products;

•	future payments under lease and licensing obligations and equipment financing lines;

•	patents and our and others’ intellectual property;

•	time period estimates serving as a basis for revenue recognition in connection with the Astellas Agreement; and

•	expected future sources of revenue and capital.

We undertake no obligation to, and expressly disclaim any obligation to, revise or update the forward-looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, which are more fully described in the section of this quarterly report entitled “Risk Factors”, including, but not limited to, those risks and uncertainties relating to:

•

difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates in the United States and difficulties or delays in Astellas’ launch of Qutenza in the European Union;

•	our or Astellas’ inability to meet respective obligations under the Astellas Agreement;

•	our inability to obtain additional financing;

•	our inability to establish a sales, marketing and distribution infrastructure;

•

unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates could slow or prevent product approval or approval for particular indications (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials, and the difficulties associated with clinical trials for pain indications);

•	positive results in clinical trials may not be sufficient to obtain FDA approval;

•	potential for delays in or the inability to complete commercial partnership relationships;

•	physician or patient reluctance to use Qutenza, if approved, or payer coverage for Qutenza and for the procedure to administer it, which may impact physician utilization of Qutenza;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.

The following discussion should be read in conjunction with the section of this quarterly report entitled “Risk Factors.”

Overview

We are a biopharmaceutical company focused on developing and commercializing novel pain management therapies. We are assembling a portfolio of pain management product candidates based on known chemical entities to develop innovative new therapies which we believe may offer substantial advantages over currently available treatment options. Our initial focus is on the management of chronic peripheral neuropathic pain conditions. Our most advanced product candidate, Qutenza, a dermal patch containing a high concentration of synthetic capsaicin, is designed to manage pain associated with peripheral neuropathic pain conditions. In May 2009, Qutenza received marketing approval in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, alone or in combination with other medicinal products for pain. In June 2009, we entered into the Astellas Agreement, where we granted Astellas the exclusive right to promote, distribute and market Qutenza in the European Economic Area, or EEA, as well as certain countries in Eastern Europe, the Middle East and Africa, which we refer to as the Licensed Territory.

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

NGX-1998 has completed three Phase 1 studies and we are currently planning the design and timing of this program, activities for which may resume in 2010. The other product candidates are all in the pre-clinical stage of development and activities relating to such other product candidates are currently suspended while we seek development partners. Other than the rights granted to Astellas, we hold commercial rights to our product candidates in all markets including the United States. Further, we are currently seeking development partners for our acetaminophen and opioid prodrug product candidates.

To date, we have not generated any significant revenues and have funded our operations primarily by selling equity securities, establishing debt facilities and through a collaboration agreement with Astellas. We have incurred significant losses since our inception. We had cash, cash equivalents and short-term investments totaling $57.0 million at September 30, 2009 and during the nine months ended September 30, 2009, we used approximately $14.0 million in operating activities after adjusting for cash inflows resulting from the Astellas Agreement, and approximately $2.4 million in repayment of our notes payable. We expect to continue to incur annual operating losses over the next several years and those losses may increase as we continue our efforts to gain FDA approval, prepare for potential commercialization and, if approved, commercialize Qutenza in the United States. Additionally, we expect to resume development of NGX-1998 and potentially our other product candidates. With respect to our notes payable, at September 30, 2009, the outstanding balance was approximately $0.8 million. This balance is scheduled to be fully repaid by January 2010.

Critical Accounting Policies and Significant Judgments and Estimates

As of the date of the filing of this quarterly report, we believe that there have been no material changes to our critical accounting policies during the three months ended September 30, 2009 compared to those discussed in our 2008 Form 10-K, filed on March 26, 2009, other than those discussed below:

Revenue Recognition

We entered into the Astellas Agreement in June of 2009, which grants Astellas an exclusive license to promote, distribute and market Qutenza in the Licensed Territory, grants an option to exclusively license NGX-1998 (a non-patch liquid formulation of capsaicin) in the Licensed Territory, obligates us to participate on a joint steering committee and through a related supply agreement entered into along with the Astellas Agreement, requires us to supply Qutenza components to Astellas until direct supply arrangements are established between Astellas and the manufacturers of such components. Revenue under this arrangement includes upfront non-refundable fees and may also include further option payments for the development of and license to NGX-1998, milestone payments upon achievement of certain product sales levels, as well as royalties on product sales, and net profit or loss on collaboration supplies.

We view the Astellas Agreement and related agreements as a multiple element arrangement with the key elements consisting of an exclusive license to Qutenza in the Licensed Territory, an obligation to conduct certain development activities associated with NGX-1998, participation on a joint steering committee, and supply of Qutenza components to Astellas until such time that Astellas can establish a direct supply relationship with product vendors, which we anticipate may occur between 18 to 24 months from the execution of the Astellas Agreement. Because not all of these elements have both standalone value and objective and reliable evidence of fair value, we are accounting for them as a single unit of accounting in accordance with Codification Topic 605-25 (Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables). Further, as the Astellas Agreement provides for a joint steering committee and we believe that our involvement in that committee is a substantive performance obligation under the arrangement, we plan to recognize revenue associated with upfront payments and future license fees related to NGX-1998, if any, ratably over the term of the performance obligations with respect to the joint steering committee, which we estimate to be the last delivered item in the arrangement. We have estimated this performance obligation to be delivered ratably through June 2016. At the inception of the arrangement, the upfront license fees were subject to a refund right, which expired upon transfer of the Company’s marketing authorization, or MA, for Qutenza in the European Union to Astellas. During the three months ended September 30, 2009, the transfer of the MA to Astellas was completed and therefore revenue recognition of the upfront license fee commenced in this period.

Results of Operations

In accordance with our revenue recognition policy, we commenced recording revenue for the upfront payments from Astellas when such payments became nonrefundable. In the three months ended September 30, 2009, the upfront payments received from Astellas of approximately $48.8 million became nonrefundable as a result of our transfer of the MA to Astellas, and we recorded approximately $0.1 million to Collaboration revenue in the three and nine month periods ended September 30, 2009. These payments are expected to be recognized to revenue over the remaining service period of the joint steering committee, on a straight line basis. Our mandatory service under the joint steering committee expires in June 2016.

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

Since our inception, Qutenza has accounted for over 90% of our external research and development expenses. Specifically, in the nine months ended September 30, 2009 and 2008, our external research and development costs totaled $3.3 million and $6.4 million, respectively, and of these amounts 98% and 85%, respectively, were incurred in programs related to Qutenza. We commence tracking the separate, external costs of a project when we determine that a project has a reasonable chance of entering clinical development. We use our internal research and development resources across several projects and many resources are not attributable to specific projects. Accordingly, we do not account for our internal research and development costs on a project basis. However, over time, we believe that our internal costs are expended on our development projects generally in proportion to our external development costs for such project relative to total external development costs.

The process of conducting preclinical testing and clinical trials necessary to obtain marketing approvals in the United States and other regions is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, patient enrollment, manufacturing capabilities, successful clinical results, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when or to what extent we will generate revenues from commercialization and sale of any of our product candidates. Currently we are primarily focused on completing the development, through regulatory approval, of our lead product candidate, Qutenza, for patients with PHN in the United States and are planning the entry into phase 2 of NGX-1998. We submitted an NDA in the United States for Qutenza for the management of pain associated with PHN in October 2008, and the NDA was filed by the FDA in December 2008. Our NDA was originally given a PDUFA date of August 16, 2009. However, in response to certain requests from the FDA, we have provided additional data and analyses which was classified by the FDA as a major amendment to the NDA. As a result of this amendment, on August 5, 2009, the FDA notified us that it was extending the PDUFA date to November 16, 2009 to provide time for a full review of the submission. When we do receive a response from the FDA on our NDA, we anticipate receiving either an approval or a complete response letter from the FDA on our NDA. A complete response letter may describe any activities which may be required to gain approval or may indicate that a product candidate is not approvable.

We anticipate that our overall research and development expenses, excluding non-cash stock-based compensation expense, may begin to increase over the next few quarters, perhaps significantly as we invest in pre-commercialization infrastructure including establishment of pharmacovigilence and medical affairs functions and other market support related activities and as we potentially resume development activities for NGX-1998 and our other development programs.

Our general and administrative expenses consist primarily of salaries and benefits, professional fees related to our administrative, finance, human resource, legal and information technology functions, marketing expenses, commercialization preparedness costs, costs associated with our status as a public company and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. We anticipate that our general and administrative expenses will increase in the fourth quarter of 2009 and continue to increase over the next several years, if Qutenza is approved in the United States. These increases are likely to be attributable to increasing marketing activities in anticipation of and upon receipt of, required regulatory approvals, the costs of hiring and deploying a sales force in the United States and infrastructure costs to support a commercial launch of our product should we achieve FDA approval, and the costs of being a public company, as well as the need to add additional personnel in all of the key functional areas that support growth of our general operations, including accounting and finance, legal and human resources.

Comparison of Three Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
	(in thousands, except percentages)
Collaboration revenue	$119	$—	$119	—
Research and development expenses	(3,557)	(3,653)	(96)	(3)%
General and administrative expenses	(3,269)	(2,677)	592	22%
Interest income	3	212	(209)	(99)%
Interest expense	(52)	(183)	(131)	(72)%

Collaboration Revenue. Collaboration revenue of approximately $0.1 million recorded in the three months ended September 30, 2009 reflects the amortization of upfront payments pursuant to the Astellas Agreement. Commencement of revenue recognition in the three months ended September 30, 2009 resulted from completion of the transfer from NeurogesX to Astellas of the MA for Qutenza in the European Union in September 2009.

Research and Development Expenses. Research and development expenses decreased approximately $0.1 million, or 3%, to $3.6 million for the three months ended September 30, 2009 from $3.7 million for the same period in 2008. During the three months ended September 30, 2009, we recorded a charge of approximately $1.2 million associated with a sublicense fee payable to the University of California in connection with the receipt of upfront payment from Astellas to license Qutenza. Excluding this sublicense fee expense, our research and development expenses decreased approximately $1.3 million, or 35%, from the same period in 2008 as a result of our decision to reduce our development expenses related to potential label expansion of Qutenza as well as our other product candidate programs. We undertook these efforts to preserve cash resources to support our regulatory submissions processes in both the United States and the European Union and to devote resources to certain pre-commercialization activities. Specifically, our research and development expenses, adjusted to exclude the sublicense fee payable to the University of California, declined primarily as a result of a $0.6 million decrease in employee related costs commensurate with our reduced clinical trial activity and a $0.4 million decrease in spending related to NGX-1998 and our earlier stage product candidates. Additional decreases include a $0.1 million reduction in regulatory expenses associated with the preparation of our NDA in 2008 and support for our marketing authorization application, or MAA, a $0.1 million decrease in quality assurance expenses associated with clinical trial activity in 2008 and a $0.1 million decrease in manufacturing related costs.

General and Administrative Expenses. General and administrative expenses increased approximately $0.6 million, or 22%, to $3.3 million for the three months ended September 30, 2009 from $2.7 million for the same period in 2008. The year over year change was due to a $0.4 million increase in non-cash stock-based compensation expense which was primarily associated with the grant of fully vested stock options to certain officers of the Company and a $0.3 million increase in employee related marketing and general and administrative expenses. These increases were partially offset by a $0.1 million decrease in professional fees, including legal and accounting fees. Our pre-commercialization activities, while consistent on a year over year basis, showed an increased focus on pricing and reimbursement related activities.

Interest income. Interest income decreased approximately $0.2 million, or 99%, to less than $0.1 million for the three months ended September 30, 2009 from $0.2 million for the same period in 2008. The year over year change was primarily attributable to a decline in the rate of return on our invested assets as rates declined in the market, in general, and as we moved our invested assets to investments of lower relative risk in light of events in the credit markets.

Interest expense. Interest expense decreased approximately $0.1 million, or 72%, to $0.1 million for the three months ended September 30, 2009 from $0.2 million for the same period in 2008. This decrease was related to the reduction in the outstanding principal balance of notes payable as a result of the scheduled payoff and repayment of principal on the remaining outstanding notes payable.

Comparison of Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
	(in thousands, except percentages)
Collaboration revenue	$119	$—	$119	—
Research and development expenses	(8,664)	(13,607)	(4,943)	(36)%
General and administrative expenses	(8,062)	(8,027)	35	—
Interest income	48	1,001	(953)	(95)%
Interest expense	(240)	(640)	(400)	(63)%

Collaboration Revenue. Collaboration revenue of approximately $0.1 million recorded in the nine months ended September 30, 2009 reflects the amortization of upfront payments received pursuant to the Astellas Agreement. Commencement of revenue recognition in the three months ended September 30, 2009 resulted from completion of the transfer from NeurogesX to Astellas of the MA for Qutenza in the European Union in September 2009.

Research and Development Expenses. Research and development expenses decreased approximately $4.9 million, or 36%, to $8.7 million for the nine months ended September 30, 2009 from $13.6 million for the same period in 2008. The year over year change was attributable to, in part, a decision to reduce our development expenses related to potential label expansion of Qutenza as well as our other product candidate programs, partially offset by a sublicense fee payable to the University of California. Specifically, our research and development expenses declined primarily as a result of a $2.7 million decrease in clinical study costs associated with Qutenza. During the nine months ended September 30, 2009, we conducted a small-scale study in response to an FDA request, whereas in the same period in 2008, we were in the process of winding down our most recent Phase 3 clinical trial. Also contributing to the year over year change was a $1.7 million decrease in employee related costs commensurate with our reduced clinical trial activity. Additional decreases include a $0.8 million decrease in spending related to NGX-1998 and our earlier stage product candidates as these programs were deferred to preserve cash resources, a $0.5 million reduction in regulatory expenses associated with the preparation of our NDA in 2008 and support for our MAA, a $0.2 million decrease related to manufacturing related costs and a $0.2 million decrease in external quality assurance costs associated with clinical trial activity in 2008. These decreases were partially offset by a charge of approximately $1.2 million associated with a sublicense fee payable to the University of California in connection with the receipt of upfront payment from Astellas to license Qutenza and a charge of approximately $0.1 million in connection with the one-time payment to our manufacturer of Qutenza patches as a result of receiving MAA approval.

General and Administrative Expenses. General and administrative expenses increased less than $0.1 million to $8.1 million for the nine months ended September 30, 2009 from $8.0 million for the same period in 2008. The year over year change was due to $0.5 million increase in non-cash stock-based compensation expense primarily associated with the grant of fully vested stock options to certain of our officers and a $0.1 million increase in general and administrative employee related expenses. These increases were partially offset by a $0.6 million decrease in certain pre-commercialization activities due to focused spending on pricing and reimbursement initiatives and other key activities in support of potential launch of Qutenza in the United States.

Interest income. Interest income decreased approximately $1.0 million, or 95%, to less than $0.1 million for the nine months ended September 30, 2009 from $1.0 million for the same period in 2008. The year over year change was primarily attributable to a decline in the rate of return on our invested assets as rates declined in the market, in general, and as we moved our invested assets to investments of lower relative risk in light of events in the credit markets.

Interest expense. Interest expense decreased approximately $0.4 million, or 63%, to $0.2 million for the nine months ended September 30, 2009 from $0.6 million for the same period in 2008. This decrease was related to the reduction in the outstanding principal balance of notes payable as a result of the scheduled payoff and repayment of principal on the remaining outstanding notes payable.

Changes in Financial Condition

As a result of the execution of the Astellas Agreement and the license and option fees of $48.8 million received from Astellas in the quarter ended September 30, 2009, $41.4 million was reported as deferred revenue, a non-current liability, and $7.2 million was reported as deferred revenue, a current liability. The total deferred revenue balance of $48.6 million at September 30, 2009 is being recognized as revenue on a straight-line basis through June 2016.

Liquidity and Capital Resources

Since our inception through September 30, 2009, we have financed our operations primarily through private placements and a public offering of our equity securities and, to a lesser extent, through debt facilities. Through September 30, 2009, we have received approximately $158.8 million from the sale of our equity securities, net of issuance costs. On May 7, 2007, we completed an initial public offering of our common stock which resulted in net cash proceeds, after deducting total expenses including underwriting discounts and commissions and other-offering related expenses, of approximately $38.1 million. On December 28, 2007 we completed the first closing of a private placement of our common stock and warrants resulting in net cash proceeds of $21.5 million and on January 3, 2008, we completed the second and final closing of this private placement of our common stock and warrants resulting in additional net cash proceeds of $2.3 million.

As of September 30, 2009, we had approximately $57.0 million in cash, cash equivalents and short-term investments. We also had working capital, adjusted to exclude the current portion of non-cash deferred revenue of approximately $7.2 million, of $52.7 million. Our cash and investment balances are typically held in a variety of interest bearing instruments including corporate bonds, commercial paper, money market funds and obligations of U.S. government agencies. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to capital preservation and liquidity. Further, to reduce portfolio risk, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. In response to a broad based tightening of credit and worsening economic environment in the fourth quarter of 2008, and to protect the principal balances and maintain liquidity of our investments, we converted all of our investment holdings into U.S. Treasury or money market funds consisting of only U.S. Treasury securities as of

September 30, 2009. Our sales of investments in other than U.S. Treasury securities in 2008 were generally conducted at or near cost, however certain individual investments were sold at either a gain or loss that were not material individually or in the aggregate.

Net cash provided by operating activities was approximately $34.8 million during the nine months ended September 30, 2009 and net cash used in operating activities was approximately $21.9 million during the nine months ended September 30, 2008. Net cash used in the 2008 period was primarily a result of external research and development expenses, internal personnel costs associated with our research and development programs and infrastructure costs supporting our research and development activities. Net cash provided by operating activities in the 2009 period was primarily a result of the receipt of upfront payments from Astellas under the Astellas Agreement, partially offset by our net loss during the period. Included in net cash provided by and used in operating activities are net changes in assets and liabilities affecting cash. After adjusting for the affects of the Astellas payment, our net cash used in operating activities would have been approximately $14.0 million. We anticipate that operating expenses and cash use will likely increase in the fourth quarter and into next year, if Qutenza is approved on or near the extended PDUFA date of November 16, 2009, as our spending associated with pre-commercialization activities accelerate and we potentially begin activities associated with the NGX-1998 development program.

Net cash provided by investing activities was approximately $5.4 million and $8.8 million during the nine months ended September 30, 2009 and 2008, respectively. Investing activities consist primarily of the purchase, sale and maturity of marketable securities. The net cash provided by investing activities during both periods reflected maturities and sales of marketable securities in excess of the amount purchased during those periods. Purchases of property and equipment were not significant during these periods. We expect that property and equipment expenditures may increase, particularly if our NDA for Qutenza is approved by the FDA. Such increase is expected to relate to the capital needs for infrastructure to support commercial operations.

Net cash used in financing activities was approximately $2.2 million and $0.6 million during the nine months ended September 30, 2009 and 2008, respectively. Financing activities consisted of principal repayments on our notes payable in both periods. However, these principal repayments were offset in the 2008 period by net proceeds from the sale of our common stock and warrants.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	the costs and timing of seeking regulatory approvals;

•	the conduct of manufacturing activities;

•	the costs of carrying out our obligations under our commercial arrangement with Astellas;

•	the scope and cost of pre-commercial and commercial activities including, but not limited to, costs associated with pharmacovigilence and medical affairs activities;

•	the costs of establishing sales and marketing infrastructure, distribution capabilities and potentially a sales force;

•	our ability to establish and maintain strategic collaborations, including licensing, distribution and other arrangements that we have or may establish;

•	the costs and timing of post-approval regulatory commitments, if any;

•	the progress of our development programs including the number, size and scope of clinical trials and non-clinical development;

•	the success of the commercialization of our products;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

At September 30, 2009, we had approximately $57.0 million in cash, cash equivalents and short-term investments and the balance of our notes payable totaled approximately $0.8 million. During the nine months ended September 30, 2009, after adjusting for the upfront fees collected from Astellas, we used a total of approximately $14.0 million in operating activities and approximately $2.4 million in the repayment of notes payable. We currently anticipate that our cash uses for the remainder of the year and beyond will likely increase as a result of increases in our pre-commercialization and product launch activities for Qutenza in the United States if approved by the FDA, and to a lesser extent as a result of the potential resumption of development activities related to NGX-1998 and potentially our other development programs. We anticipate that our existing cash and investments will be sufficient to meet our projected operating requirements through at least the next twelve months.

To date, we have incurred recurring net losses and negative cash flows from operations. Until we can generate significant cash from our operations, if ever, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities and proceeds from one or more collaboration agreements as well as potentially through royalty monetization, debt financing or the sale of other equity securities. However, we may not be successful in obtaining additional collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay or potentially eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect the launch of our product candidates, if approved for marketing, or our ability to continue in business. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

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

Qutenza has been evaluated in three completed Phase 3 clinical trials for the management of pain associated with PHN, one of which did not meet its primary endpoint, and two completed Phase 3 clinical trials for the management of pain associated with HIV-distal sensory polyneuropathy, or HIV-DSP, one of which did not meet its primary endpoint. The FDA generally requires successful completion of at least two adequate and well-controlled Phase 3 clinical trials for each indication for which we seek marketing approval before submission of an NDA. Although our analyses of two Phase 3 studies in PHN indicated that their primary endpoints were met, the FDA may not agree with our analyses and may require that we complete additional studies or perform other activities to support an approval of the PHN indication. If we do not receive marketing approval from the FDA we will not be able to commercialize Qutenza in the United States. Further, if the FDA delays approval as a result of requirements to conduct additional clinical studies, remediation of manufacturing deficiencies, or for other reasons, commercialization of Qutenza could be significantly delayed. We may not have adequate financial or other resources to pursue this product candidate through regulatory approval or through commercialization. Significant delay or the inability to commercialize Qutenza in the United States would significantly harm our business and as a result we may be unable to become profitable or continue our operations, or, even if we are able to commercialize in the United States, there can be no assurance that we can become profitable. As a consequence of any of these factors, our stock price would be adversely affected. We have filed an NDA with the FDA for Qutenza for PHN. We are continuing to evaluate whether to seek approval for Qutenza in HIV-DSP and whether additional studies would be necessary to achieve such an approval. If we decide to seek approval in HIV-DSP, we would do so no sooner than after the FDA has completed its review of the PHN NDA submission, which we anticipate may occur by the extended PDUFA date of November 16, 2009, but could be significantly longer. Further, we may decide not to conduct further Qutenza studies in HIV-DSP and ultimately may not seek approval of Qutenza in the HIV-DSP indication, in which case our potential revenues could be negatively impacted.

We will require substantial additional funding and may be unable to raise capital when needed.

We had cash, cash equivalents and short-term investments totaling $57.0 million at September 30, 2009 and during the nine months ended September 30, 2009, after adjusting for the upfront fees collected from Astellas, we used a total of approximately $14.0 million in operating activities and approximately $2.4 million in the repayment of notes payable. We expect our negative cash flows from operations to continue beyond potential regulatory approval in the United States and product launch of Qutenza and there can be no assurance that we will ever achieve positive cash flows from operations. We believe, based on our current operating plan that our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least the next twelve months. However, our planned activities beyond 2009 including the ongoing initiatives associated with the establishment of a sales and marketing organization to launch Qutenza, if approved, in the United States, support of our obligations under our commercial arrangement with Astellas, and continuing our development programs for NGX-1998 and our other development programs will require substantial additional funding. There can be no assurance that additional funding will be available on terms that are acceptable, if at all.

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

Our success will depend, in part, on the successful efforts of our collaboration partner in the European Union, certain countries in Eastern Europe, the Middle East and Africa.

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

The Astellas Agreement provides for Astellas to be responsible for conducting certain studies for Qutenza in the European Union, both to satisfy post-marketing commitments that were made in conjunction with the Qutenza MA and to carry out in support of Astellas’ commercialization plans for Qutenza in the Licensed Territory. The planning and execution of these studies will be primarily the responsibility of Astellas, and may not be carried out in accordance with our indicated preferences, and, even if carried out in accordance with such preferences, may yield results that are detrimental to Astellas’ sales of Qutenza in the Licensed Territory or detrimental in our efforts to develop or commercialize Qutenza outside the Licensed Territory, including in the United States. We and Astellas may attempt to design such studies with a view toward having the resulting data be supportive of other regulatory and commercial efforts in both the European Union and the United States, such as potential label expansion studies that may be carried out with respect to use of Qutenza to treat pain associated with painful diabetic neuropathy, or PDN. However, such studies may have limited or no utility to support such efforts.

To date, the only portion of the Licensed Territory in which regulatory approval for Qutenza has been obtained is the European Economic Area. Other regulatory jurisdictions in the Licensed Territory may require further clinical and manufacturing activities to gain approval for sales of Qutenza in these countries. There can be no assurance that these activities will be successful and that approval in these countries will be obtained in a timely manner, if at all. Further, there can be no assurance that such clinical or manufacturing activities will not negatively impact the regulatory processes in the European Economic Area, United States or other markets where regulatory approval of Qutenza may have been obtained or may be in the process of being sought.

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

We have not generated any significant revenue to date and we have incurred operating and net losses each year since our inception in 1998. Our net loss for the three months ended September 30, 2009 was approximately $6.8 million. As of September 30, 2009 we had an accumulated deficit of approximately $206.9 million. We had cash, cash equivalents and short-term investments totaling $57.0 million at September 30, 2009 and for the nine months ended September 30, 2009, after adjusting for the upfront fees collecting from Astellas, we used cash of approximately $14.0 million in operating activities. We expect to continue to incur losses for several years, as we seek regulatory approval for and commercialize Qutenza, and continue other research and development activities. If Qutenza does not gain regulatory approval in the United States or does not achieve market acceptance in the United States or the European Union, we will not generate significant product related revenue. We cannot assure you that we will be profitable even if Qutenza is commercialized. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

We intend to seek additional funding through strategic alliances, royalty monetization and/or debt facilities or other financing vehicles which may include the public or private sales of our equity securities. There can be no assurance, however, that additional funding will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to further delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities.

Raising additional funds by issuing securities or through licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Royalty monetization structures may require us to give up or assign certain rights to certain current and future assets. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

On July 17, 2009 we received a Nasdaq Staff Deficiency Letter indicating that, due to the vacancy created by the resignation of our former chairman of the audit committee of the board of directors, we failed to comply with the Nasdaq Stock Market audit committee composition requirements for continued listing as set forth in Nasdaq Marketplace Rule 5605(c)(2)(A), which requires that a company’s audit committee be comprised of at least three members, each of whom are independent. On August 20, 2009, Bradford S. Goodwin was appointed to the Board of Directors and as Audit Committee Chairman. On August 21, 2009 we received a letter from the Listing Qualifications Staff at Nasdaq which indicated that we had regained compliance with the Nasdaq’s audit committee composition requirements for continued listing.

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

Our executive officers, directors and their affiliates and 5% stockholders beneficially own or control approximately 70% of the outstanding shares of our common stock as of September 30, 2009 (after giving effect to the exercise of all of their outstanding vested options and warrants exercisable within 60 days of such date). Accordingly, these executive officers, directors and their affiliates and significant stockholders acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As a result of events in the credit markets, we have converted all of our investment holdings into U.S. Treasury securities. As a result of the credit crisis and our shift in investments, we anticipate that our investment returns will be below our historic rates of return. These lower returns will likely continue for some time and we cannot predict when market conditions will improve and when higher yielding investment options may be available to us.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (1)	Specimen Common Stock Certificate.

4.2 (1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3 (2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4 (1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5 (1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9 (1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10 (1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11 (2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12 (2)	Form of Warrant to Purchase Common Stock.

10.1 (3)	2007 Stock Plan, as amended

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(3)	Incorporated by reference from our registration statement on Form S-8, filed with the Securities and Exchange Commission on November 6, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2009	NEUROGESX, INC.
(Registrant)

/s/ ANTHONY A. DITONNO
Anthony A. DiTonno
President and Chief Executive Officer
(Principal Executive Officer)

/s/ STEPHEN F. GHIGLIERI
Stephen F. Ghiglieri
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (1)	Specimen Common Stock Certificate.

4.2 (1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3 (2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4 (1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5 (1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8 (1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9 (1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10 (1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11 (2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12 (2)	Form of Warrant to Purchase Common Stock.

10.1 (3)	2007 Stock Plan, as amended

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(3)	Incorporated by reference from our registration statement on Form S-8, filed with the Securities and Exchange Commission on November 6, 2009.