Form 10-K
period 2009-12-31
NeurogesX Inc
filed 2010-03-19
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $55.6 million computed by reference to the last sales price of $5.64 as reported by the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2009. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares outstanding of the Registrant’s common stock on February 26, 2010 was 17,725,959 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Annual Report on Form 10-K.

NEUROGESX, INC.

FORM 10-K

Year Ended December 31, 2009

i

PART I

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•

Our plans with regard to the commercialization of Qutenza® in the United States and the plans of Astellas Pharma Europe Ltd., or Astellas for commercialization of Qutenza pursuant to the terms of the Distribution, Marketing Agreement and License Agreement or the Astellas Agreement;

•	the sufficiency of existing resources to fund our operations beyond December 31, 2010;

•	capital requirements and our needs for additional financing;

•	efforts to expand the scope of indications in which our capsaicin-based product candidates are approved, and the timing of potential clinical trials in connection with such expansion;

•	plans to obtain broader market access for our capsaicin-based product candidates through expansion of approved indications;

•	the scope and size of research and development efforts and programs, including with respect to development of additional product candidates;

•	efforts to identify and qualify second source of supply and manufacturing sites;

•	our proposed distribution and sales strategies including our plans for sales, marketing and manufacturing;

•	anticipated development of NGX-1998 and other potential product candidates;

•	the potential benefits of, and markets for, our product candidates;

•	losses, costs, expenses, expenditures and cash flows;

•	potential competitors and competitive products;

•	our plans for sales, marketing and manufacturing;

•	future payments under lease obligations and equipment financing lines;

•	patents and our and others’ intellectual property; and

•	expected future sources of revenue and capital.

We undertake no obligation to, and expressly disclaim any obligation to, revise or update the forward-looking statements made herein or the risk factors, whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, which are more fully discussed in the “Risk Factors” section and elsewhere in this Annual Report, including, but not limited to, those risks and uncertainties relating to:

•	physician or patient reluctance to use Qutenza or payer coverage for Qutenza and for the procedure to administer it, which may impact physician utilization of Qutenza;

•	our inability to obtain additional financing if necessary;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.

When used in this Annual Report, unless otherwise indicated, “NeurogesX,” “the Company,” “we,” “our” and “us” refers to NeurogesX, Inc. and its subsidiaries.

Qutenza® and Neurogesx™ are, respectively, registered and applied for trademarks in the United States. We have also applied for these trademarks in several other countries. Other service marks, trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.	Business

Overview

We are a biopharmaceutical company focused on developing and commercializing novel pain management therapies. We are assembling a portfolio of pain management product candidates based on known chemical entities to develop innovative new therapies that we believe may offer substantial advantages over currently available treatment options. Our initial focus is on the management of chronic peripheral neuropathic pain conditions.

Our first commercial product, Qutenza, the first prescription strength capsaicin product is a dermal delivery system designed to treat certain neuropathic pain conditions and was approved by the U.S, Food and Drug Administration, or FDA in November 2009 for the management of neuropathic pain associated with postherpetic neuralgia, or PHN. We are currently preparing to commercialize Qutenza in the United States with our own sales force and we believe that Qutenza will be commercially available in the United States in the first half of 2010.

In May 2009, Qutenza received a marketing authorization or MA, in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, we entered into the Astellas Agreement, with Astellas under which Astellas was granted an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa or the Licensed Territory. Astellas has advised us that it is their goal to launch Qutenza as soon as possible, with the aim to make Qutenza available in as many of the E.U. markets as possible before the end of 2010. It is anticipated that selected countries will make Qutenza available in the coming weeks following the date of this filing.

We are currently evaluating the nature, scope and timing of continued development of Qutenza to support the potential for label expansion in the United States. Areas of potential focus for label expansion include HIV-distal sensory neuropathy, or HIV-DSP, also known as HIV-associated neuropathy, or HIV-AN, painful diabetic neuropathy, or PDN, and potentially other neuropathic pain indications. Our plans for continued Qutenza development efforts are being evaluated in light of Astellas’ plans for market support studies and satisfaction of the European Medicines Agency, or EMEA, post-approval regulatory commitments. In addition to potential continued development of Qutenza, we have an early stage development pipeline which consists of:

•	NGX-1998, a topical liquid formulation of capsaicin for potential use in neuropathic pain conditions;

•	NGX-1576, NGX-9674 and NGX-5752, prodrugs of acetaminophen for potential use in acute pain, including traumatic pain, post-surgical pain and fever; and

•	NGX-6052, an opioid prodrug for potential use in chronic pain indications.

NGX-1998 has been evaluated in three Phase 1 studies and we currently anticipate re-initiating our development of this product candidate in 2010. The other product candidates are in the pre-clinical stage of development and may or may not be the subject of further development in 2010 or beyond. Further, we are currently seeking development partners for our acetaminophen and opioid prodrug product candidates. We hold commercial rights, with the exception of rights given to Astellas, to all of our product candidates and are actively engaged in discussions with potential commercial partners.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of novel pain management therapies. Key elements of our strategy for achieving this goal include:

Maximize the value of Qutenza through an effective commercial launch in the United States and European Union. Our objective is to launch Qutenza in the United States in the first half of 2010 through our own, dedicated sales force. We also plan to seek the greatest long term commercial potential of Qutenza through intensive selling efforts that train physicians and their office staff in the application of Qutenza and other important elements of the treatment such as managing a patient’s ability to tolerate a Qutenza treatment and support in obtaining reimbursement. As a result of this selling approach, our selling efforts will be focused initially on thought leaders in neuropathic pain as well as U.S. pain specialists with a significant practice in treating PHN patients. Once Qutenza is established in these top pain treatment centers, we expect to expand our efforts to a broader array of physicians who treat PHN patients. In Europe, the Middle East and Africa, we have established a commercial partnership with Astellas. Astellas has advised us that it is their goal to launch Qutenza as soon as possible, with the aim to make Qutenza available in as many of the E.U. markets as possible before the end of 2010. It is anticipated that selected countries will make Qutenza available in the coming weeks following the date of this filing.

Obtain an appropriate product reimbursement model for Qutenza. Qutenza is a dermal delivery system containing prescription strength capsaicin. Because of the potential for inappropriate use, inadvertent exposure and for the need for medical supervision, FDA labeling in the United States requires that Qutenza be applied by a physician, or by a health care professional under the direct supervision of a physician. As a result, we believe that Qutenza may be eligible for reimbursement under Medicare Part B. Medicare Part B reimbursement would provide for reimbursement of both Qutenza and the time incurred by the healthcare professional for the treatment under reimbursement codes that would be issued by the Centers for Medicare and Medicaid Services, or CMS, and the American Medical Association. We have developed strategies which may enable the reimbursement of Qutenza under Medicare’s prescription drug benefit (Part D), if reimbursement under Medicare Part B proves unavailable. We believe that obtaining appropriate reimbursement for Qutenza and the related application procedure, in combination with an appropriate sales and distribution model, will be important to the market success of Qutenza.

Obtain broader market access through expansion of approved indications. We plan to continue to develop our capsaicin-based product candidates to address indications beyond currently labeled indications. Such development may be carried out through further development of Qutenza or through development of NGX-1998 and may include development efforts conducted by us, or in conjunction with development efforts by Astellas. To date, we have conducted two Phase 3 studies of Qutenza in HIV-DSP, one of which met its primary endpoint. In addition, we have conducted a Phase 2 open-label study of Qutenza that included patients with PDN. In the United States, we believe that the FDA requires that we conduct two positive Phase 3 studies for each neuropathic pain indication for which we are seeking approval. Therefore, label expansion of Qutenza in the United States could require at least one additional successful Phase 3 study in HIV-DSP and potentially two successful Phase 3 studies in PDN. In Europe, label expansion could require only one safety and efficacy study in PDN. Under the Astellas Agreement, Astellas will conduct and pay for development work required in support of regulatory requirements in the Astellas Territory, including EMEA post market commitments. NGX-1998, a liquid formulation which uses the same active ingredient as in Qutenza, is also being developed for the treatment of neuropathic pain conditions and may be developed to address indications beyond Qutenza’s currently labeled indications.

Expand our product portfolio. Our model is to develop innovative therapies based on known chemical entities, balancing market opportunity with a favorable clinical and regulatory pathway. We have begun to expand our product candidate pipeline through the pre-clinical evaluation of our acetaminophen and opioid pro-drug candidates. Further, we may expand our product candidate pipeline through in-license or acquisition of product candidates. The expansion of our product candidate pipeline may be important to our continued success. As we intend to commercialize Qutenza with our own sales force, we believe an opportunity may exist to leverage that commercial presence through in-license or co-promotion of additional commercial products. Leveraging our sales force is a longer term strategic objective.

Qutenza

Qutenza is a non-narcotic analgesic formulated in a localized treatment patch containing an 8% concentration of synthetic capsaicin. Capsaicin is released from the patch and, with the aid of penetration enhancers, penetrates into the skin during application without significant absorption of capsaicin into the bloodstream. Accordingly, we believe that users of Qutenza are unlikely to experience the common central nervous system side effects of systemically administered drugs used to treat neuropathic pain such as anti-convulsants, anti-depressants and opioids and the potential for abuse and addiction associated with some of these drugs. Qutenza is administered by a physician or by a health care professional under the direct supervision of a physician in a non-invasive process that involves pre-treating the painful area with a topical anesthetic, followed by the application of Qutenza. Patches are cut to conform to the area to be treated. After the specified application period (60 minutes for PHN), the patch is removed and residual capsaicin is removed from the skin with a proprietary cleansing gel. Qutenza has been shown to provide a clinically meaningful reduction in peripheral neuropathic pain for up to 12 weeks in certain of our clinical studies. In clinical trials, the most common adverse reactions were application site redness, pain, itching and papules. The majority of these reactions were transient and self limited. Serious adverse reactions included application site pain and increased blood pressure. Blood pressure increases during or shortly after Qutenza treatment were on average less than 10 mm Hg, although some patients had greater increases and these changes lasted for approximately 2 hours after patch removal.

Qutenza can be used alone or in conjunction with other pain medications and as such may have a place as first line or additive therapy.

Qutenza has been approved by the FDA for the management of neuropathic pain associated with PHN and is the first prescription strength product containing capsaicin, Qutenza’s active ingredient. Qutenza has also been approved in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain.

Neuropathic Pain

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

Neuropathic pain is a type of chronic pain that results from injury to, or dysfunction of, nerves. The injury can be to the central nervous system, consisting of the brain and spinal cord, or to the peripheral nervous system, consisting of all other nerves. Neuropathic pain can occur in any part of the body and can significantly impair the affected individual’s quality of life. It can result from viruses, as is the case with PHN and HIV, or diseases, such as diabetes. Neuropathic pain can also result from the use of drugs that treat viruses or other diseases, such as drugs used to treat HIV or cancer.

Postherpetic Neuralgia

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

According to the Centers for Disease Control, or CDC, there are approximately 1.0 million cases of shingles in the United States each year, and approximately one in five shingles sufferers go on to develop PHN. The likelihood of developing PHN from shingles increases with age, with approximately 25% of people over 55, 50% of people over 60, and 75% of people over 70 estimated to eventually develop PHN after contracting shingles. Estimates of the number of people suffering from PHN in the United States range from under 200,000 to 500,000. We have been granted an orphan designation for PHN by the FDA’s Office of Orphan Products Development.

Capsaicin-Induced Effects on Peripheral Neuropathic Pain

Capsaicin is a naturally occurring substance that is responsible for making chili peppers hot. Products containing low concentrations of capsaicin, including creams, lotions and patches, have long been sold over-the-counter for the treatment of minor arthritis, back and muscle pain, as well as for other conditions.

Low-concentration capsaicin topical products have not been a viable treatment for chronic peripheral neuropathic pain conditions due in part to poor patient compliance resulting from the treatment of already painful skin with a compound that causes burning sensations, as well as the inconvenience of multiple daily applications. To address the intrinsic limitations of existing, over the counter capsaicin therapies, we have developed Qutenza and are developing NGX-1998, utilizing prescription strength capsaicin.

Existing Treatments and their Limitations

While there are a number of products currently available for the management of neuropathic pain in general and PHN specifically, we believe that the market is still underserved due to the limitations of current therapies. The primary limitations of current therapies relate to their unwanted systemic side effects, cumbersome treatment regimens, potential for abuse and drug-drug interaction.

Because patients react to pain and to pain therapies in many ways and because no one therapy offers complete pain relief to all patients without significant side effects, a single standard of care does not exist for the management of neuropathic pain. Initial systemic treatment typically involves one of a few anti-convulsants or anti-depressants. To the extent that the initial therapy does not provide adequate pain relief, the physician may try other anti-convulsants, anti-depressants or opioids alone or in combination, to treat the pain. These systemic treatments are often limited by side effects including dizziness, sedation, confusion, constipation and the potential for drug dependence. Due to these side effects, patient compliance is often poor and physicians often reduce dosing to less than optimal levels which limits the ability of these drugs to reduce pain. Additionally, topical analgesics have limited efficacy and cumbersome treatment regimens. For these reasons, we believe there is an opportunity for localized, non-systemic analgesics to be used broadly either alone or in combination with other pain medications to reduce the patient’s pain.

Commercialization of Qutenza

United States

We are currently preparing to commercialize Qutenza in the United States. Initially, we anticipate that Qutenza will be commercialized in the United States with our own sales force comprising approximately 40 sales representatives and sales management personnel in three territories. The field sales force is expected to focus initially on thought leaders in neuropathic pain as well as U.S. pain specialists with a significant practice in treating PHN patients. We plan to initially focus our sales force on the approximately 2,000 - 3,000 physicians who specialize in treating pain. These include pain specialists, neurologists, anesthesiologists, and specialists in physical medicine and rehabilitation, among others. In addition, we plan to focus on pain centers, clinics and hospital outpatient facilities that we believe have the physical space available to accommodate the Qutenza treatment. Once Qutenza is established in these top pain treatment centers, we expect to expand our efforts to a broader array of physicians who treat PHN patients. Our field sales force is expected to be aided by a commercial team consisting of reimbursement and commercial payer specialists in addition to non-field based support personnel. Areas of the country that are harder to cover with our targeted sales efforts are planned to be supported through other programs.

We believe that timely and informative training of physicians and their office personnel in the effective and efficient use of Qutenza is a critical success factor for the launch of Qutenza in the United States. To promote physician knowledge in both the techniques to apply the Qutenza patch and in helping patients to tolerate the potential discomfort associated with a Qutenza application, we have developed a training program that we believe is best communicated through in-person training sessions using a contract clinical/nurse educator organization consisting of approximately 75 clinical educators. In addition, training materials are planned to be available through a number of alternative venues including video, compact disc and web site access. As a result of this approach of encouraging and providing training prior to physicians treating patients, we anticipate that sales of Qutenza in the first few quarters after launch, may be lower than otherwise expected, however, we believe that this approach will promote the long-term commercial success of Qutenza.

Reimbursement

We also anticipate providing reimbursement support to the physician practices to aid in their timely reimbursement both for Qutenza and their services related to its administration. Our goal is to secure reimbursement under Medicare Part B for Qutenza and the related application procedure. We are in communication with the Center for Medicare Management within CMS and have requested a clarification of existing policy that suggests topical treatments are usually considered to be self-administered and therefore not eligible under Medicare Part B. Our label requires the administration of Qutenza by a physician, or by a healthcare professional under the direct supervision of a physician. Therefore, we believe that Qutenza should be eligible under Medicare Part B. If we obtain concurrence from CMS as to the eligibility of Qutenza for Medicare Part B coverage, we intend to seek local coverage determinations from the various Medicare contractors that process claims for CMS for the appropriate coding and reimbursement of Qutenza and the ‘incident-to’ treatment. In addition, we have requested product codes for Qutenza in the physician office (J code) and hospital outpatient (C code) settings.

Manufacturing

We manufacture Qutenza through the use of contract manufacturers. There are multiple primary raw material components of our active ingredient, synthetic capsaicin, all but one is generally available from more than one supplier. We currently obtain our supplies of synthetic capsaicin from Formosa Laboratories, Inc., or Formosa, in Taiwan, who obtains the raw materials from qualified suppliers. While Formosa is our sole supplier currently, other potential suppliers exist and we may consider qualifying a second source of supply in the future.

The Qutenza patch is manufactured exclusively by LTS Lohmann Therapie-Systeme AG, or LTS, in Germany. LTS formulates the active ingredient from a powder into a dermal delivery system. Our commercial supply and license agreement with LTS establishes standard commercial terms on which product will be supplied, as well as continuing the licenses initially granted in our clinical supply agreement. The term of the commercial supply and license agreement expires 10 years from the delivery of product first ordered under the agreement and automatically renews for additional two year terms, unless terminated by either party with two years prior written notice. LTS has an alternative manufacturing site in the United States which is not currently an approved site for the manufacture of Qutenza. We may decide in the future to seek approval for that site as an alternative source of supply of Qutenza.

We have engaged Contract Pharmaceuticals Limited Canada, or Contract Pharmaceuticals, as the manufacturer of our cleansing gel, a component of the Qutenza treatment, which is used to cleanse residual capsaicin from the skin after a Qutenza application. While we currently have only one supplier for the cleansing gel, we believe there are a number of potential suppliers which we may evaluate as alternative sources of supply.

Distribution

We intend to distribute Qutenza through a network of specialty distributors and specialty pharmacies. We believe physicians will access Qutenza primarily through one of two distribution models. In one model, the physician practice will take ownership of Qutenza, after having acquired it through a specialty distributor. Under this model, known as “buy and bill”, the physician is able to bill payers (or patients) for Qutenza, as well as for their professional services related to its administration. In the second model, known as “assignment of benefit”, or AOB, the physician would order the product for a specific patient. A contracted specialty pharmacy would dispense Qutenza for that patient, bill the patient’s health plan for Qutenza, and ship it to the treating physician for administration. The treating physician would administer Qutenza and bill the patient’s health plan for his or her professional services related to its administration. This model is also known as the “drop ship” model.

We do not anticipate that Qutenza will be available in retail pharmacies as is usually the case for self administered products. As a result, we expect that our initial product shipments will be limited and that our specialty distributors and specialty pharmacies will stock relatively small quantities of Qutenza. We are currently working to finalize our distribution relationships with selected distribution channel partners.

Territories outside of the United States.

Astellas License Agreement and Supply Agreement

In June 2009, we entered into the Astellas Agreement with Astellas, under which Astellas was granted an exclusive license to promote, distribute and market Qutenza in the Licensed Territory. Qutenza is currently approved in the European Union and Astellas has advised us that it is their goal to launch Qutenza as soon as possible, with the aim to make Qutenza available in as many of the E.U. markets as possible before the end of 2010. It is anticipated that selected countries will make Qutenza available in the coming weeks following the date of this filing. The Astellas Agreement provides for Astellas to be responsible for seeking regulatory approvals in the remainder of the Astellas Territory. Astellas has recently filed for regulatory approval of Qutenza in Switzerland and we believe that Astellas is working to complete further regulatory submissions in 2010 and 2011.

The Astellas Agreement provided for an upfront payment for past development and the commercialization rights granted, of 30,000,000 Euro, or $41,817,000. In addition, the agreement provided for an upfront payment of 5,000,000 Euro, or $6,970,000, for future development expenses and an option to license NGX-1998. Other elements of the Astellas Agreement include future milestone payments of up to 65,000,000 Euro if certain predefined sales thresholds of the products licensed under the agreement are met and royalty payments, as a percentage of net sales of products under the agreement, with royalty rates starting in the high teens and escalating into the mid twenties as revenues increase. These royalty payments are subject to a reduction upon entry of generic competition in the Licensed Territory. The Astellas Agreement requires us to participate on a joint steering committee with Astellas to oversee the development and commercialization activities related to Qutenza and NGX-1998 during the term of the agreement, but not to exceed ten years. On the seventh anniversary of the Astellas Agreement, we have the unilateral right to opt-out of participation on the joint steering committee. Additionally, such agreement provides for Astellas’ commitment to perform certain studies to support the marketing and promotion of Qutenza in the Licensed Territory, and Astellas is responsible for conducting certain post European Commission approval marketing commitments, including a safety study in on-label indications.

The terms of the Astellas Agreement also provide for the development and potential commercial marketing and distribution of NGX-1998. Astellas’ development work with, and the right to distribute and market NGX-1998 in the Licensed Territory, are tied to affirmative opt-in provisions of the Astellas Agreement. Such provisions allow for Astellas to carry out its election by making (in addition to the initial upfront payment of 5,000,000 Euro received by us as described above) two additional NGX-1998 option payments totaling 5,000,000 Euro, each made at the election of Astellas after receipt from us of certain clinical development deliverables relating to Phase 2 development of NGX-1998. If Astellas exercises such option by making all such payments, the Astellas Agreement provides that post-election development expenses for NGX-1998 will be shared equally by us and Astellas, and Astellas shall have the exclusive right to commercialize NGX-1998 in the Licensed Territory. If Astellas does not exercise its option to commercialize NGX-1998, the Astellas Agreement terms preclude us from marketing NGX-1998 in the Licensed Territory for a period of time. The Astellas Agreement will remain effective on a country-by-country and product-by-product basis until the later of ten years after the first commercial sale, expiration or abandonment of the last valid patent claim or expiration of all applicable periods of regulatory data exclusivity. The Astellas Agreement may be terminated in the event of material breach or insolvency by either party, and Astellas may terminate the agreement for any reason without penalty, consequence or compensation on a country-by-country and product-by-product basis upon written notice to us.

Pursuant to a Supply Agreement that we entered into with Astellas in connection with our entry into the Astellas Agreement, we have agreed to provide Astellas with a sufficient supply of components of Qutenza to support its commercialization efforts, subject to certain limitations, until it can establish a direct supply relationship with product manufacturers. The Supply Agreement requires us to provide Qutenza to Astellas at the same cost as we obtain such supply.

We and Astellas have further agreed under the Supply Agreement to enter into negotiations with the three principal manufacturers of components of Qutenza for the direct supply of such components to Astellas. The three principal manufacturers identified in the Supply Agreement are LTS, Formosa, and Contract Pharmaceuticals.

Rest of World

Qutenza is not currently approved in countries other than the United States and the European Economic Area. We retain rights to all markets other than the Astellas Territory and we are currently working to identify potential commercialization partners in other world markets.

Competition

We expect that Qutenza will compete against, and may be used in combination with, well-established products currently used both on and off-label in our target indications. The most directly competitive currently marketed products in the United States are Lidoderm, an FDA-approved 5% lidocaine topical patch for the treatment of PHN marketed by Endo Pharmaceuticals, and Lyrica, an oral anti-convulsant, marketed by Pfizer for use in the treatment of PHN. In addition to these branded drugs, the FDA has approved gabapentin (Neurontin) for use in the treatment of PHN. Pfizer has also received FDA approval of Lyrica for the treatment of PDN, fibromyalgia and epilepsy indications. The FDA has approved Cymbalta from Eli Lilly and Company, or Eli Lilly, for use in the treatment of PDN, general anxiety disorder and depression; however we believe Cymbalta is used in PHN patients.

In addition to existing approved therapies for PHN, there are many other companies working to develop new drugs and other therapies to treat pain in general and neuropathic pain in particular, including Pfizer, GlaxoSmithKline, Abbott Laboratories, Depomed, Inc., Newron Pharmaceuticals S.p.A., Novartis AG, UCB

S.A. and Eli Lilly. Some of the compounds in development by such companies are already marketed for other indications, such as depression and epilepsy. Other companies are focusing on new compounds or reformulations of existing compounds such as sustained release gabapentin.

We expect to compete on, among other things, the safety, efficacy and duration of action of Qutenza.

Competing successfully will depend on our continued ability to attract and retain skilled and experienced personnel and to identify, secure the rights to and develop pharmaceutical products and compounds and to exploit these products and compounds commercially before others are able to develop competitive products. However, our ability to compete may be adversely affected because insurers and other third-party payers in some cases seek to encourage the use of generic products making branded products less attractive, from a cost perspective, to buyers.

Qutenza in other Neuropathic Pain Indications

In addition to PHN, we have studied Qutenza in two other neuropathic pain indications—HIV-DSP and PDN as set forth in the following table. Although Qutenza is approved in the European Union for neuropathic pain in non-diabetic adults, in the United States, additional studies beyond those listed in the below table will likely be required to gain approval in these and other neuropathic pain indications.

Indication	Development Activity	Trial Number	Number of Participants	Status
HIV-DSP	Phase 3	C119	494	Completed; primary endpoint not met
	Phase 3	C107	307	Completed; primary endpoint met (p = 0.0026)
	Open-label safety study	C118	106*	Completed
	Phase 2	C109	12	Completed

PDN, PHN, HIV-DSP	Open-label tolerability study	C111	117**	Completed

*	C118 evaluated the safety of applications of Qutenza over a 12 month period. Of the 106 patients enrolled, 52 patients had HIV-DSP and 54 patients had PHN.
**	C111 evaluated the effect of topical anesthetic alternatives on tolerability of Qutenza and included 91 PDN patients, 25 PHN patients and 1 HIV-DSP patient.

General Trial Design Criteria. Because all of our trials have focused on the treatment of peripheral neuropathic pain, although in different indications, we have generally been able to employ a similar design in each trial. Patients in each of our trials have to be at least 18 years old and have intact, unbroken skin over the painful area to be treated. Patients could be taking stable doses of other chronic pain medications, but could not be using any topical pain medications on the affected areas. Our blinded trials involve a randomly selected treated group and a control group. The treated patients receive a single application of our Qutenza dermal delivery system in its standard formulation, containing an 8% concentration of synthetic capsaicin. Our control group patients receive a single application of a low-dose version of our Qutenza dermal delivery system, containing 0.04% capsaicin. The control groups receive a low-dose capsaicin to ensure that these patients can feel the heat sensation produced by the active ingredient, so that they could not tell that they are receiving the control. All patients receive a topical local anesthetic for one hour prior to application of the patch. The patch is then applied to all patients for a prescribed duration, usually 30 or 60 minutes, although in some of our studies we also tested durations of 90 minutes. The amount of active ingredient delivered to the patient is dependent on the duration of patch application, since the capsaicin is absorbed into the skin over time. In our open-label extension studies, the control group is eliminated and all participants may receive additional single application treatments of Qutenza, typically when pain has returned but not more frequently than once every 12 weeks.

General Objectives. The primary objective, or endpoint, of each of our Phase 3 clinical trials has been to assess the percent change in “average pain” from baseline to weeks 2-8, in the case of PHN, or to weeks 2-12, in the case of HIV-DSP. If the primary endpoint is not met, the trial is generally considered to have been unsuccessful. Determining if the primary endpoint has been achieved is based on statistical analysis that has been defined in the protocol, the measurement of which is known as the “p value.” A successful trial is generally based on meeting a p value of less than 0.05, which means that there is a greater than 95% likelihood that the drug was responsible for the difference in effect observed between the treated patients and those receiving a placebo (or in our case, a control patch). The primary method of assessing baseline pain and pain over the course of the study is a Numeric Pain Rating Scale, or NPRS. Eligible subjects had moderate to severe neuropathic pain with a baseline average NPRS score, as measured over a period of one to two weeks prior to treatment, typically of 3 to 9 (with 0 = no pain and 10 = worst possible pain). Secondary efficacy measures included methods of assessing pain other than with NPRS, such as the Patient and Clinical Global Impression of Change, Gracely Pain Scale, Short-Form McGill Pain Questionnaire, and Brief Pain Inventory, as well as the proportion of “responders,” which are defined as patients who experience a certain minimal threshold of pain relief such as, the percentage of patients who achieve at least a 30% reduction in pain as measured by the NPRS. Each of our studies also assessed safety and tolerability.

General Safety Findings. Our clinical trials have consistently demonstrated that Qutenza is well tolerated. In our Phase 3 trials, over 98% of subjects completed the prescribed duration of patch application, both during the double-blind phase and during the open-label phase of our trials. Treatment-related adverse events have primarily consisted of application-site issues, such as redness, pain, burning, itching, dryness or swelling. Most of these events have been mild to moderate, however, severe application site events have been observed. The application site reactions have been generally short term and managed with the application of cool compresses, ice or the use of short-acting opioids to relieve the treatment-related discomfort. Transient changes in blood pressure have been observed during the treatment and appear to follow treatment-related changes in pain. We have not seen evidence of increased side effects with repeated treatment. In our clinical trials there have been three serious adverse events (totaling less than 1%) related to Qutenza, two related to pain and one case of hypertension.

Clinical Trial Results

Painful HIV-Distal Sensory Polyneuropathy

We have conducted two controlled studies, an open-label extension study and an open-label long-term safety study evaluating the effect of Qutenza in subjects with HIV-DSP. Overall, 632 subjects have received Qutenza in these studies with over 1,000 Qutenza treatments being administered.

Background on HIV-DSP. HIV-DSP is caused primarily by three factors: direct activation of cells known as sensory neurons by the HIV virus, the immune system’s fight against the infection and certain drugs administered to treat HIV. Painful HIV-DSP is characterized by significant pain in the feet and hands.

Potential Market. According to Frost & Sullivan, neuropathic pain is a common neurological complication of antiretroviral treatments of HIV and affects approximately 15% of the HIV-infected community. According to the CDC, in 2007 the estimated number of AIDS diagnosis in the United States and dependent areas was 1,051,875. There are currently no specific treatments approved in the United States or Europe for HIV-DSP. Estimates as to the number of people with HIV-DSP in the United States vary from under 200,000 to nearly 300,000. According to The Mattson Jack Group, 2007, there are approximately 270,000 and 136,000 people with HIV-DSP in the United States and in the United Kingdom, France, Germany, Italy and Spain, combined, respectively.

Clinical Trial Results

C119 Phase 3 Clinical Trial. In February 2008, we completed a randomized, double-blind, controlled trial performed at 77 sites in the United States, Canada, Australia and the United Kingdom. Inclusion criteria included pain due to HIV-DSP or neurotoxic antiretroviral drug exposure for at least two months and average NPRS scores during the screening period of three to nine, inclusive. The primary objective of this study was to assess efficacy, safety, and tolerability of two doses of Qutenza, 30- and 60-minute applications, over the 12-week study period. The primary efficacy assessment was the change in “average pain” from baseline in weeks 2-12. We enrolled 494 subjects and randomly assigned them to receive either a 30-minute or 60-minute application of Qutenza or control patches according to a 2:1 allocation scheme for each dose.

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

Among the individual dose groups, the 90-minute Qutenza group demonstrated a mean reduction in pain of 24.7% that was significantly greater than the decrease of 10.7% reported by the control group (p = 0.005). The 60-minute Qutenza group also demonstrated a greater reduction in pain scores of 15.8%, but the difference from control was not statistically significant. The 30-minute Qutenza group had a mean percent decrease from baseline of 27.7%, which was similar to the pain reduction reported for the 90-minute Qutenza group (p=0.0007). The effect of treatment was maintained for up to 12 weeks, with the Qutenza group demonstrating significantly greater pain reduction compared to the control group during the second week and at each subsequent week through week 12. Among several secondary measures of pain relief, all three doses showed meaningful improvement compared to control. This study demonstrated that treatment with Qutenza was generally well tolerated. A single Qutenza treatment provided a stable reduction in pain over a 12-week period. Although the pre-specified statistical testing of the primary analysis stopped after the 60-minute dose was found not to have reached statistical significance, the data from all the active dosing groups combined from this study, including evaluation of secondary endpoints, support the conclusion that all the Qutenza doses tested (30-, 60-, and 90-minute) provided pain relief in subjects with HIV-DSP. Repeated treatments for up to one year in an open-label extension study appeared to have been equally efficacious, generally well tolerated and without cumulative toxicity.

C118 Phase 2 Clinical Trial—Safety. This study was a multicenter, open-label trial of Qutenza for the treatment of peripheral neuropathic pain in patients with HIV-DSP or PHN. The primary objective of this study was to assess the safety of up to four repeated applications of Qutenza for the treatment of HIV-DSP and PHN. The study enrolled a total of 106 patients (52 HIV-DSP and 54 PHN). Qutenza treatments were generally well tolerated with greater than 98% of subjects completing the prescribed duration of treatment. We believe the study demonstrated that Qutenza was not associated with increasing toxicity following multiple treatment cycles. Further, clinical assessments suggested no impairment of protective nerve function (such as the ability to feel pressure or heat) over the one year study period.

Prior Clinical Experience. In 2003, we completed C109, an open-label pilot study of prescription strength capsaicin patches in the treatment of HIV-DSP. The primary objective of this study was to obtain preliminary information on the efficacy, safety, and tolerability of Qutenza in subjects with HIV-DSP. This Phase 2, multicenter, open-label trial enrolled 12 subjects at three clinical sites in the United States. Subjects received a single 60-minute treatment with Qutenza and were followed for 12 weeks. This study demonstrated that treatment with Qutenza was feasible and was generally well-tolerated. The study also provided preliminary evidence of efficacy indicating that Qutenza could reduce pain associated with HIV-DSP for 12 weeks after treatment.

Painful Diabetic Neuropathy

Background on PDN. PDN is caused by injury to the sensory nerves, which arises from the toxic effects of some glucose metabolites and damage to blood vessels associated with nerves. The condition causes progressive pain or loss of feeling in the toes, feet, legs, hands and arms. Like HIV-DSP, PDN is typically first felt as pain in the feet and hands.

Potential Market. The CDC estimates that 24 million people in the United States have diabetes, of which it is estimated by Jain PharmaBiotech 2008, or Jain, that 6.0 million suffered from some form of neuropathy. The number of PDN sufferers in the United States is currently estimated by Jain to be 3.0 million. According to The Mattson Jack Group, there are approximately 2.85 million people with PDN in the United Kingdom, France, Germany, Italy and Spain, combined.

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

Our Other Product Development Programs

Our current product development programs are focused on candidates in the field of pain with a primary focus on peripheral neuropathic pain. We retain worldwide rights to these product candidates with the exception of NGX-1998 for which we have granted Astellas an option to license in the Astellas Territory. Our portfolio consists of the following product candidates:

Product Candidate	Indication	Phase of Development
NGX-1998	Peripheral neuropathic pain	IND filed in June 2008. Three Phase 1 studies completed. Planning to initiate Phase 2 study in 2010

Acetaminophen Prodrugs (NGX-1576, NGX-9674, NGX-5752)	Traumatic pain, post-surgical pain and fever	Preclinical development—seeking outlicense partner

Opioid Prodrugs (NGX-6052)	Acute pain and chronic pain	Preclinical development—seeking outlicense partner

NGX-1998—Liquid High Concentration Topical Capsaicin

We are developing a liquid formulation of the same active ingredient in Qutenza for the treatment of peripheral neuropathic pain, as well as potentially for other chronic pain syndromes. NGX-1998 is intended to provide:

•

Rapid Delivery: Deliver capsaicin more rapidly into the skin than Qutenza, without allowing significant amounts to enter the bloodstream, thereby potentially shortening the treatment without impacting the safety or efficacy profile. By reducing treatment time, a larger base of physicians may be willing to administer NGX-1998.

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

An investigational new drug application, or IND, was filed for NGX-1998 in June 2008, under which we have conducted one Phase 1 study to evaluate potential control formulations for future controlled clinical studies. In addition, NGX-1998 has been evaluated in two Phase 1 clinical studies under an exploratory IND. In one study, we tested multiple liquid capsaicin formulations in order to identify those with the highest surrogate efficacy and tolerability characteristics. A second study involving 30 healthy volunteers evaluated the effect of NGX-1998 on epidermal nerve fiber density, which we believe may be a surrogate measure of efficacy. Each volunteer was treated with NGX-1998 for 5, 15 and 25 minutes as well as a 60-minute application of Qutenza. Epidermal nerve fiber density was measured by punch biopsy seven days after treatment for the treated areas and for one placebo treated area from each volunteer that was taken as a control. In addition, the study evaluated treatment related discomfort at each of the treatment times. Results of the study indicate that each of the three NGX-1998 treatment times produced comparable nerve fiber density reduction as that observed following a 60-minute application of Qutenza and all groups showed a statistically significant reduction in nerve fiber density compared to control. The study also indicated a significant reduction in treatment related discomfort between all of the NGX-1998 treatment groups and Qutenza.

Acetaminophen Prodrug Candidates—Preclinical Program

Acetaminophen, first approved by the FDA for marketing in the United States in 1955, is the most widely used drug for pain relief and the reduction of fever in the United States and is currently available in numerous pharmaceutical products. Acetaminophen is often perceived to be safer than other non-steroidal anti-inflammatory drugs, or NSAIDs. Although acetaminophen is used widely in over-the-counter and some oral prescription products, two major limitations exist regarding its use. First, due to the intrinsic low solubility of acetaminophen, its ability to be used in injected or infused formulations is significantly impacted, limiting non-orally administered usage of acetaminophen (e.g. for post-operative pain). Second, is acetaminophen-induced liver toxicity, which is the most common cause of acute liver failure in the United States, prompting label requirements which were enacted by the FDA in 2006 regarding the potential for liver damage and, in 2009, the FDA convened an Advisory Committee Meeting to address the public health problem of liver injury related to the use of acetaminophen. We believe that we have the potential to overcome these two limitations through the discovery of novel prodrugs of acetaminophen.

Acetaminophen in injectable or intravenous formulations are available in the European Union and are marketed by Bristol-Myers Squib under the trade name Perfalgan®. Such acetaminophen formulations require a 15-minute, 100 mL infusion as these formulations provide only 10 mg of acetaminophen per mL due to acetaminophen’s intrinsic low solubility. Despite this inconvenient dosing requirement, Perfalgan has become the market-leading injectable analgesic in the European Union. In the United States, this same formulation has been licensed by and is under development by Cadence Pharmaceuticals, under the trade name Acetavance®.

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

We have designed and synthesized prodrugs of a number of commonly prescribed opioid analgesics. We believe that our novel compounds, which are prodrugs of existing well known and widely used opioids, may have inherent abuse resistance, the potential for decreased gastro-intestinal side effects for oral dosage forms, and facilitate bolus dosing while potentially limiting peak systemic exposure from these injected or infused compounds. Our most advanced compound, NGX-6052, has been evaluated in vitro and in vivo proof-of-concept studies.

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

The commercial success, if any, of Qutenza depends, in part, on a device patent granted in the United States, certain European Union countries and Hong Kong. The device patent covers the use of a prescription strength-capsaicin dermal delivery system for the treatment of neuropathic pain. We exclusively license these patents, as well as a related patent granted in Canada, from the University of California. We do not currently own, and do not have rights under this license agreement to any issued patents that cover Qutenza outside of the United States, Canada, certain European Union countries and Hong Kong.

In addition, we licensed a method patent granted in the United States from the University of California concerning the use of prescription strength capsaicin delivery for the treatment of neuropathic pain. Two of the three inventors named in the method patent did not assign their patent rights to the University of California. As a result, our rights under this patent are non-exclusive. Anesiva, Inc., or Anesiva, a company also focused on the development and commercialization of treatments for pain, has licensed the right to use the technology under the method patent from one of the non-assigning inventors. Anesiva has recently filed for bankruptcy and is in the process of liquidation. There can be no assurances that other entities will not obtain rights to use the technology under the method patent through this liquidation process or through direct license from the other inventors. If other entities license the right to use this patent, we may face more products competitive with Qutenza and our business will suffer.

Under the terms of our license agreement with the University of California, we are required to pay royalties on net sales of the licensed product up to a maximum of $1.0 million per annum as well as a percentage of upfront and milestone payments resulting from the sublicense of our rights under the agreement. As a result of the Astellas agreement, in February 2010 we paid a sublicense fee totaling $1.2 million to the University of California. In addition, we are also required to make three annual cash payments in an aggregate amount of $12,000. The last of these payments is expected to be paid in 2010. We currently license the rights from LTS to three pending U.S. patent applications, patents granted in certain countries of Europe and pending patent applications in Europe, Canada and other foreign countries, each filed and prosecuted by LTS. These patent applications seek to cover a microreservoir patch, which includes the type of patch used in Qutenza. We license the rights to these patents and patent applications under a January 2007 exclusive commercial supply and license agreement with LTS, which is subject to certain purchase and other obligations. During 2009, as a result of achieving marketing approval for Qutenza, we made a one time milestone payment to LTS of approximately $0.1 million. We have also filed several patent applications in the United States and certain other countries including the European Union, relating to kits, methods and formulations to remove residual capsaicin left on the skin after a topical application of capsaicin, as well as a number of patent applications which deal with differing formulations and delivery models of capsaicin at varying concentrations, including an application that supports our NGX-1998 program. We have also filed patent applications related to our acetaminophen prodrugs and opioid prodrug platform which contain both composition and method claims. We have also licensed an issued patent which we believe to be relevant to our opioid prodrug platform.

The patent positions of pharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of the products or product candidates we acquire or license will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or challenged and found to be unenforceable or invalid. For example, one or more of the inventors named in the method patent which we have licensed from the University of California, may assert a claim of inventorship rights to the device patent, also licensed from the University of California, which could result in our loss of exclusive use of this patent. Although we do not believe these individuals are co-inventors, there can be no assurance that we would prevail if such a claim were asserted. The absence of exclusive rights to utilize such patent exposes us to a greater risk of direct competition and could materially harm our business. In addition, other parties may own patent rights that might be infringed by our products or other activities. For example, in 2005 and again in 2007, Winston Laboratories informed us of their U.S. patent related to cis-capsaicin, and suggested that our synthetic capsaicin formulation could infringe this patent. We responded by denying any infringement and we believe that the patent referenced in these communications from Winston Laboratories has since expired. In limited instances, patent applications in the United States and certain other jurisdictions are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention or in opposition proceedings in a foreign patent office, any of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that a court of competent jurisdiction would hold the patents, if issued, valid. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. To the extent prudent, we intend to bring litigation against third parties that we believe are infringing our patents. We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology or that we can meaningfully protect our trade secrets. However, we believe that the substantial costs and resources required to develop technological innovations will help us protect our products. Our competitors or other intellectual property holders may assert that our products or trademarks and the methods we employ are covered by their intellectual property rights. For example, we have received a letter indicating a possible trademark conflict for Qutenza® from a company claiming that our trademark was similar to theirs. While we believe that these assertions do not have merit and that we have defenses to them, there can be no assurance that we will be successful in defending our trademark. We intend to continue to use the Qutenza trademark and to vigorously defend our use of such trademark against such assertions.

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

Government Regulation

United States

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of pharmaceuticals. Our product and product candidates require regulatory approval by governmental agencies prior to commercialization. Specifically, Qutenza will be subject to significant ongoing review and evaluation by regulatory authorities which could result in discovery of previously unknown problems, side effects or other factors that may affect the marketing approval, including causing a withdrawal of such approval or may require significant additional investment by the company to maintain the marketing approval.

Our products candidates are subject to rigorous preclinical testing and clinical trials and other premarketing approval requirements by the FDA and regulatory authorities in other countries. Various federal, state and foreign statutes and regulations govern or affect the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. When and if regulatory approval is obtained for any of our product candidates, the approval may be limited in scope, which may significantly limit the indicated uses for which our product candidates may be marketed, promoted and advertised. Additionally, approval may be conditioned upon our agreement to conduct further studies, which could either delay our planned product launch and/or significantly increase our costs in order to comply with these commitments. Following is a discussion of the regulatory environment that is typically applicable to pharmaceutical product candidates

Preclinical Studies

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

The Hatch-Waxman Act

Under the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, newly approved drugs may benefit from a statutory period of non-patent data exclusivity in the United States. The Hatch-Waxman Act provides 5 years of data exclusivity to the first applicant to gain approval of an NDA under Section 505(b) of the Food, Drug and Cosmetic Act for a new chemical entity. A drug qualifies as a new chemical entity if the FDA has not previously approved any other drug containing the same active ingredient. Hatch-Waxman provides data exclusivity by prohibiting abbreviated new drug applications, or ANDAs, and 505(b)(2) applications, which are marketing applications where the applicant does not own or have a legal right of reference to all the data required for approval, to be submitted by another company for another version of such drug during the exclusivity period. Protection under Hatch-Waxman will not prevent the filing or approval of a full NDA under Section 505(b)(1) for the same active ingredient, although the applicant would be required to conduct its own adequate and well-controlled clinical trials to demonstrate safety and effectiveness. Qutenza was granted new chemical entity status by the FDA and has therefore been granted five year data exclusivity under the Hatch-Waxman Act.

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

The Hatch-Waxman Act also permits a patent extension term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent extension cannot extend the remaining term of a patent beyond a total of 14 years. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and it must be applied for prior to expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for patent term extension. We have submitted an application for patent term extension for the device patent licensed from the University of California, and we believe that we may be eligible for an approximately four and a half year extension to the term for this patent.

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

We were granted orphan status for the use of capsaicin to treat PHN and HIV-DSP. When appropriate, we may seek orphan status for additional indications and products. We cannot predict the ultimate impact, if any, of orphan status on the timing or likelihood of FDA approval for use of Qutenza on additional, orphan indications or on any of our potential future products.

Fast Track Designation and Priority Review

The FDA’s fast track program is intended to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for their condition. We were granted fast track designation of Qutenza for treatment of HIV-DSP in July 2004. When appropriate, we intend to seek additional fast track designations for our product candidates. We cannot predict the ultimate impact, if any, of the fast track process on the timing or likelihood of FDA approval on any proposed label expansion for Qutenza or on any of our potential future products.

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

The FDA’s policies may change and additional government regulations may be enacted which could affect Qutenza and our future product candidates or approval of new indications for our products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the United States or abroad.

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

Our Marketing Authorization for Qutenza has been transferred to Astellas pursuant to the Astellas Agreement and as a result, Astellas is responsible for ongoing maintenance and post approval requirements associated with Qutenza’s MA. In addition, Astellas is responsible for future regulatory applications in the Astellas Territory. Astellas also has an option to license our product candidate, NGX-1998. If they elect to exercise this option, Astellas will be responsible for regulatory matters associated with this product candidate in the Astellas Territory. If Astellas does not exercise this option, we have agreed to not seek regulatory approval for NGX-1998 in the Astellas Territory.

Approvals Outside of the United States and the Astellas Territory

We and Astellas will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our products should we or Astellas decide to seek regulatory approvals in other world markets. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval or a European marketing authorization. We offer no assurance that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country.

Third-Party Reimbursement and Pricing Controls

General. In the United States and elsewhere, patients’ access to pharmaceutical products depends in significant part on the coverage and reimbursement of a product or service by third party payers, such as government programs, private insurance plans and employers. Third party payers increasingly are challenging the medical necessity of and prices charged for medical products and services. It will be time consuming and expensive for us to go through the process of seeking reimbursement from Medicare, Medicaid and private payers. We may be unable to achieve reimbursement from some payers because they may not consider our products to be “reasonable and necessary” or cost-effective. Furthermore, it is possible that even if payers are willing to reimburse for our products, the reimbursement levels may not be sufficient to allow us to sell our products on a competitive and profitable basis.

In many foreign countries, particularly the countries in the European Union, the pricing of prescription drugs is subject to direct governmental control and is influenced by drug reimbursement programs that employ a variety of price control mechanisms. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from country to country. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to restrict the entry of new products, as exemplified by the National Institute for Clinical Excellence in the United Kingdom which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert a commercial pressure on pricing within a country. With regard to Qutenza, Astellas is responsible for seeking pricing approvals in the Astellas Territory.

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

Medicare. We plan to market Qutenza for use in the treatment of pain associated with PHN. We expect that in the United States a majority of the patients who are treated with Qutenza for this indication will be Medicare beneficiaries. CMS is the agency within the Department of Health and Human Services that administers both the Medicare and Medicaid programs. Because Qutenza is a dermal delivery system that in accordance with its FDA approved label, must be applied by a physician or under the direct supervision of a physician, two elements of Medicare reimbursement may be relevant to Qutenza: the availability of reimbursement for services to administer Qutenza and the availability of reimbursement for Qutenza itself.

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

We are currently evaluating various methods of gaining reimbursement for Qutenza. We are currently seeking reimbursement under Medicare Part B. As mentioned above, if Medicare coverage for Qutenza is available, CMS may determine to reimburse through one of two avenues: Part B coverage for physician-administered drugs or Part D coverage for outpatient prescription drugs. Under Part B coverage, Medicare reimburses physicians for purchasing and administering drugs that meet the following statutory requirements:

•	The product is reasonable and necessary;

•	The product is not usually self-administered;

•	The product is administered in conjunction with a physician’s service; and

•	The administering physician bills Medicare directly for the product.

Currently, topical products are considered “usually self-administered;” therefore, coverage under Part B would require a specific determination by CMS that Qutenza differs from most topical products and should therefore be covered under Part B. There can be no assurance that we will obtain such a determination or that such a determination will be made in a timely fashion. For reasons discussed below, failure to obtain such a determination could materially and adversely affect our revenue.

Medicare payment for physician services related to the administration of Qutenza, if any, will be determined according to a prospectively set payment rate, linked to a procedure code established by the American Medical Association. These codes, called Current Procedural Terminology, or CPT, describe the procedure performed. We believe that existing CPT codes may be inadequate and that a specific code for Qutenza administration may be required. We may apply for such a CPT code. At launch, local Medicare contractors may require claims to be submitted with an existing miscellaneous CPT code until such time as we are granted a specific CPT code. Use of miscellaneous codes typically cause claims processing delays and may lead to lower payments to physicians. An alternative to seeking a specific CPT code and the use of a miscellaneous code in the interim, we may pursue reimbursement of physician services associated with the Qutenza treatment utilizing existing office visit codes, such as evaluation and management services codes, which have established reimbursement amounts.

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

Private Insurance Reimbursement. Commercial insurers usually offer two types of benefits: medical benefits and pharmacy benefits. In most private insurance plans, physician-administered drugs are provided under the medical benefit. If private insurers decide to cover Qutenza, they will reimburse for the drug and its administration in a variety of ways, depending on the insurance plan’s policies, employer and benefit manager input and contracts with their physician network. Like Medicare and Medicaid, commercial insurers have the authority to place coverage and utilization limits on physician-administered drugs. Private insurers tend to adopt reimbursement methodologies for a product similar to those adopted by Medicare. Revenue for Qutenza may be materially and adversely affected if private payers make unfavorable reimbursement decisions or delay making favorable reimbursement decisions.

Employees

As of December 31, 2009, we had 45 employees, of which 23 work in research and development, 17 work in general and administrative and 5 work in sales and marketing. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement.

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

Risks Related to our Business

Our success depends on our ability to effectively commercialize our lead product Qutenza (capsaicin) 8% patch.

Our product Qutenza (capsaicin) 8% patch, was only recently approved by the FDA in November 2009, for the management of neuropathic pain associated with postherpetic neuralgia, or PHN. Prior to receiving FDA marketing approval, our commercialization readiness activities were limited. Our commercial success depends on our ability to put in place the infrastructure necessary to support commercialization, including developing a qualified sales force to promote Qutenza to targeted physician groups, and ensuring that sufficient product is available for sale. These activities require significant management attention and financial resources. Although we plan to hire personnel with significant experience in launching pharmaceutical products, building infrastructure to support product launch and hiring qualified sales representatives, we have not previously developed such a commercial infrastructure. There can be no assurance that we will be able to sufficiently hire and manage such personnel or that our launch of Qutenza will not be delayed or that our efforts will result in significant product sales of Qutenza. If the commercial launch of Qutenza is delayed or does not meet our expectations, it would significantly and negatively impact our revenue and results of operations.

Our strategy for launching Qutenza in the United States may result in lower than expected near term revenue and could result in a lower overall revenue potential for Qutenza.

We expect to initially launch Qutenza with a sales force focused initially on thought leaders in neuropathic pain as well as U.S. pain specialists with a significant practice in treating PHN patients in major markets in the United States. Our current approach to launching Qutenza contemplates significant interaction with physicians and their practices to have a “high touch” sales program involving a combination of sales representatives, clinical educators and reimbursement specialists, all of whom we believe are necessary to allow for each physician that uses Qutenza to have:

•	access to product information and training concerning the proper use and administration of Qutenza; and

•	support in seeking reimbursement for Qutenza, as well as the services involved in administering Qutenza.

As a result of this approach, we do not expect to initially market Qutenza to a large number of physicians. While we may expand our sales and marketing efforts if financial and other resources allow, our initial focused strategy may result in reduced market penetration by Qutenza and lower product revenues. As a result, our financial results and our stock price could suffer.

We will require substantial additional funding and may be unable to raise capital when needed.

We had cash, cash equivalents and short-term investments totaling $50.6 million at December 31, 2009 and during the twelve months ended December 31, 2009, after adjusting for the upfront fees collected from Astellas Pharma Europe Ltd., or Astellas, we used a total of approximately $17.7 million in operating activities and approximately $2.9 million in the repayment of notes payable. We expect our negative cash flows from operations to continue and will likely increase substantially in the near term as we invest in product launch-related activities for Qutenza. There can be no assurance that we will ever achieve positive cash flows from operations. We believe, based on our current operating plan that our cash, cash equivalents and short-term investments will be sufficient to fund our operations beyond the end of 2010. However, our planned activities beyond 2010, including the ongoing initiatives associated with the establishment of a sales and marketing organization to commercialize Qutenza in the United States, support of our obligations under our commercial arrangement with Astellas, and continuing our development programs for NGX-1998 and our other research and development programs, will require substantial additional funding. There can be no assurance that additional funding will be available on terms that are acceptable, if at all.

Our success will depend, in part, on the successful efforts of our collaboration partner in the European Union, certain countries in Eastern Europe, the Middle East and Africa.

The success of sales of Qutenza in the Licensed Territory will be dependent on Astellas’ ability to successfully launch and commercialize Qutenza pursuant to the Astellas Agreement. The manner in which Qutenza is launched, including the timing of launch in each country of the European Union and the pricing that will be established in each such country, will have a significant impact on the ultimate success of Qutenza in the European Union, and ultimately the success of the overall commercial arrangement with Astellas. If commercial launch of Qutenza in the Licensed Territory is delayed or prevented, our revenues will suffer and our stock price will decline. Further, if sales of Qutenza are less than anticipated, our stock price will decline. The outcome of Astellas’ commercialization efforts could also have an effect on investors’ perception of potential sales of Qutenza in the United States, which could cause a decline in our stock price if such efforts are unsuccessful.

The Astellas Agreement provides for Astellas to be responsible for conducting certain studies for Qutenza in the European Union, both to satisfy post-marketing commitments that were made in conjunction with the Qutenza MA in the European Union and to carry out in support of Astellas’ commercialization plans for Qutenza in the Licensed Territory. The planning and execution of these studies will be primarily the responsibility of Astellas, and may not be carried out in accordance with our indicated preferences, or may yield results that are detrimental to Astellas’ sales of Qutenza in the Licensed Territory or detrimental in our efforts to develop or commercialize Qutenza outside the Licensed Territory, including in the United States. We and Astellas may attempt to design such studies with a view toward having the resulting data be supportive of other regulatory and commercial efforts in both the European Union and the United States, such as potential label expansion studies that may be carried out with respect to use of Qutenza to treat pain associated with PDN. However, such studies may have limited or no utility to support such efforts.

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

The Astellas Agreement requires us to expend resources in support of our commercial relationship with Astellas. Although we believe that our contractual arrangement with Astellas provides for reimbursement for many of these activities, the time and financial costs of managing such a relationship can be significant and to occur at a time when we are preparing for and executing the commercialization of Qutenza in the United States. As a result, our cost of operations may increase as we hire additional personnel and contract with third-parties to assist us in setting up and maintaining the infrastructure necessary to support our commercial relationship with Astellas in addition to our own commercialization efforts.

The Supply Agreement we entered into in connection with the Astellas Agreement requires us to supply components of Qutenza to Astellas at the same cost we obtain such components from our third-party manufacturers. Because we have never overseen commercial manufacturing processes and quantities of these components, we may incur non-reimbursable costs related to manufacturing scale up, quality assurance and release, which could negatively impact our financial results. Such Supply Agreement also provides for Astellas to enter into direct supply relationships with our current suppliers to replace the need for us to provide Astellas with pass-through supply of Qutenza components. There can be no assurance that the establishment of such separate supply relationships will not negatively impact our ability to obtain our own supply of Qutenza components in support of our commercialization of Qutenza in the United States or other markets outside the Licensed Territory that we seek to commercialize.

The Astellas Agreement grants to Astellas an option to exclusively license our second generation product, NGX-1998. In connection with this option, we are required to prepare a development plan for NGX-1998 and achieve certain objectives. After completion of an initial set of objectives, Astellas may make an additional payment to us to retain its option to license NGX-1998 until further agreed upon development of NGX-1998 has been performed by us. Upon completion of these objectives, Astellas may elect to make a final payment to us in order to exercise its option. If Astellas determines not to make one of these payments, the option to license NGX-1998 will expire, Astellas will not be required to provide further funding for NGX-1998, and we would be precluded from marketing NGX-1998 in the Licensed Territory for a period of time. If Astellas fails to exercise its options with respect to NGX-1998, we will be unable to generate revenues from potential sales of NGX-1998 in the Licensed Territory, and our business will be harmed.

Astellas’ commercialization of Qutenza in the Licensed Territory may result in lower levels of income to us than if we marketed Qutenza in the Licensed Territory on our own. Astellas may not fulfill its obligations or commercialize Qutenza as quickly as we would like. We could also become involved in disputes with Astellas, which could lead to delays in or termination of the Astellas Agreement and time-consuming and expensive litigation or arbitration. If Astellas terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, the chances of successfully developing or commercializing Qutenza in the Licensed Territory would be materially and adversely affected.

We have no manufacturing capabilities and depend on other parties for our manufacturing operations. If these manufacturers fail to meet our requirements and strict regulatory requirements, Qutenza commercialization efforts and further product development efforts may be negatively affected.

We currently depend on four contract manufacturers as single source suppliers for the components of Qutenza: an intermediate material used in the synthesis of capsaicin, synthetic capsaicin, the dermal delivery system and the associated cleansing gel. We have entered into long-term commercial supply agreements for these components. In addition we have entered into a long-term agreement for the assembly of the Qutenza treatment kits in the United States. If relationships with any of these manufacturers is terminated, or if any manufacturer is unable to produce required quantities on a timely basis or at all, our operations would be negatively impacted and our business harmed.

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

Any of these factors could result in insufficient supply of Qutenza to meet demand which would have a significant impact on our financial results and adversely impact any revenues we may derive from Qutenza. With respect to our product candidates, such factors could result in significant delay or suspension of clinical trials, regulatory submissions, or receipt of required approvals, all of which could significantly harm our business.

Because our third party manufacturers operate outside of the United States, and many of the raw materials and the labor that are used to manufacture Qutenza and our product candidates are based in foreign countries, we may experience currency exchange rate risks, even though, in some instances our contracts are denominated in U.S. dollars. We do not currently engage in forward contracts to hedge this currency risk and as a result, may suffer adverse financial consequences as a result of this currency risk.

Materials used by these entities to manufacture our product candidates originate outside the United States, including certain materials which may be sourced from China and India. The FDA has increased its diligence with regard to foreign-sourced materials and manufacturing processes. Increased FDA scrutiny of foreign manufacturers could result in delays in product availability, which could have a negative impact on our business.

Furthermore, because we are currently required to supply Qutenza to Astellas under the Supply Agreement, the foregoing risks to us related to supply of Qutenza and its components could also harm Astellas’ ability to commercialize Qutenza in the Licensed Territory. Whether we supply Qutenza to Astellas or Astellas enters into direct supply arrangements with our suppliers, Astellas’ ability to generate revenue and in turn our ability to generate royalty and sales-milestone revenue, would be impacted by these foregoing risks relating to manufacturing.

If we are unable to establish a sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these functions, we will not be successful in commercializing Qutenza or our product candidates.

In order to commercialize Qutenza or any of our product candidates successfully, we must either acquire or internally develop a capable sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these services for us. The acquisition or development of a capable sales, marketing and distribution infrastructure will require substantial resources. We have entered into the Astellas Agreement to market Qutenza in the Licensed Territory, and we may enter into additional partnering or other distribution arrangements for commercialization outside the United States. While we are in the process of developing a direct sales and marketing organization in the United States for commercializing Qutenza because we believe that we can best serve our target customers with a focused sales force, we continue to evaluate the potential for commercializing Qutenza in the United States with potential collaboration partners. Our establishment of Astellas as our collaboration partner for the Licensed Territory could limit the potential collaboration options we have for the United States and other countries, or could render potential collaborators less inclined to enter into an agreement with us because of such relationship. Similarly, if we enter into an agreement with a collaboration partner in the United States, such agreement may negatively impact our ability to seek additional strategic relationships. Factors that may inhibit our efforts to develop an internal sales, marketing and distribution infrastructure and ability to commercialize our products successfully include:

•	lack of available financial resources;

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain prescriber demand for our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating a sales and marketing organization.

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

Qutenza and our other product candidates may never achieve market acceptance.

The commercial success of Qutenza and other product candidates we develop, if approved, will depend on, among other things, acceptance by physicians and patients. Market acceptance of, and demand for, any products that we develop and commercialize will depend on many factors, including:

•	the ability to obtain adequate pricing and sufficient insurance and other third party payer coverage and reimbursement;

•	with respect to Qutenza, physicians and patients willingness and ability to accommodate the time necessary for each Qutenza treatment;

•	commercially acceptable efficacy and safety profile;

•	availability, relative cost and relative efficacy and safety of alternative and competing treatments;

•	the effectiveness of our or our collaborators’ sales, marketing and distribution strategy;

•	publicity concerning our products or competing products and treatments; and

•	the ability to produce product in commercial quantities sufficient to meet demand.

If Qutenza, or our product candidates if approved, fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business.

If physicians are not adequately reimbursed for their time and services in administering Qutenza, it is likely that they will not prescribe Qutenza.

Because many people suffering from PHN are elderly, in order for Qutenza to be economically viable for this indication in the United States, we will need Medicare coverage for Qutenza to have significant market penetration. Medicare policymakers or local contractors that process claims for Medicare may determine that Qutenza is not “reasonable and necessary” for Medicare beneficiaries or is reasonable and necessary only under limited circumstances. If Medicare policymakers or a significant portion of contractors determine that Qutenza is not reasonable and necessary and deny or significantly limit reimbursement for Qutenza, our business would be harmed, not only because Medicare beneficiaries represent a substantial portion of our target market, but also because Medicare’s coverage decisions would likely affect the determination of many state Medicaid programs and private payers.

Even if Qutenza is covered by Medicare, we cannot determine whether that coverage will be primarily under Medicare Part B or Medicare Part D. Products administered by a physicians, as we expect Qutenza will be, are ordinarily covered by Medicare Part B., However, Medicare Part B does not usually provide reimbursement for the use of topical patches as those products are generally assumed to be generally self-administered. Obtaining coverage for Qutenza and its related administration under Part B is important to our future success, and there is a possibility that our efforts will not be successful or if successful, will likely take one or more years to achieve. Any delay in achieving reimbursement under Part B will have a negative impact on our ability to generate revenues.

Part D may provide reimbursement for Qutenza, but we do not view Part D coverage as being as favorable as Part B coverage, because each Part D plan establishes its own formulary and may or may not decide to include Qutenza, or if it does, may seek to negotiate significantly lower prices in order to include the product in their formularies. Additionally, Part D does not include reimbursement for the physician’s administration of the product, although such services may be covered under existing evaluation and management codes available for reimbursement of office visits. Qutenza application time including patient preparation is significant and may take two hours or longer, which, depending upon available treatment space, may significantly impact a physician’s ability to see other patients and, consequently, the physician’s revenue. If physicians are not adequately reimbursed for their time and services in administering Qutenza, it is likely that they will not prescribe Qutenza, which would significantly impair our ability to obtain revenues.

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

We expect to experience pricing pressures in connection with the sale of Qutenza and our potential future products, if approved, due to the trend toward programs and legislation aimed at reducing healthcare costs, as well as the increasing influence of managed care organizations. In many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to direct governmental control and is influenced by drug reimbursement programs that employ a variety of price control mechanisms. In these countries, pricing negotiations with governmental authorities or reimbursement programs can take 6 to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct additional studies, such as a study to evaluate the cost-effectiveness of Qutenza compared to other currently available therapies. If reimbursement for Qutenza is unavailable, delayed or limited in scope or amount or if pricing is set at unsatisfactory levels, our business would be materially harmed.

Qutenza will be subject to ongoing regulatory requirements and may face regulatory or enforcement action.

Any product candidate for which regulatory approval is obtained is subject to significant review and ongoing and changing regulation by the FDA, the EMEA, and other regulatory agencies. These ongoing regulatory requirements may include, but are not limited to:

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

Even if regulatory approval to market a particular product candidate is obtained, the approval could be conditioned on conducting additional costly post-approval studies or could limit the indicated uses included in such product’s labeling. For example, our MA in the European Union requires the conduct of certain post-authorization commitments including ongoing evaluations of safety of Qutenza’s use in the labeled indications, as well as clinical evaluation in patients with PDN, although the timing of clinical evaluations in PDN has not yet been determined. These studies may prove difficult and expensive to complete and their results may identify safety, efficacy or other issues related to Qutenza’s use that could hinder or prevent commercialization efforts. Moreover, the product may later be found to cause adverse effects that limit its use, force us or our partner to withdraw it from the market or impede or delay the ability to obtain regulatory approvals in additional countries.

We are subject to various regulations pertaining to the marketing of our products.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the offer of payment or acceptance of kickbacks or other remuneration for the purchase of Qutenza. Specifically, these anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, or pay any remuneration in exchange for purchasing, leasing or ordering any service or items including the purchase or prescription of a particular drug for which payment may be made under a federal healthcare program. Because of the sweeping language of the federal anti-kickback statute, many potentially beneficial business arrangements would be prohibited if the statute were strictly applied. To avoid this outcome, the U.S. Department of Health and Human Services has published regulations—known as “safe harbors”—that identify exceptions or exemptions to the statute’s prohibitions. Arrangements that do not fit within the safe harbors are not automatically deemed to be illegal, but must be evaluated on a case-by-case basis for compliance with the statute. We seek to comply with anti-kickback statutes and to fit within one of the defined “safe harbors”; we are unaware of any violations of these laws. However, due to the breadth of the statutory provisions and the absence of uniform guidance in the form of regulations or court decisions, there can be no assurance that our practices will not be challenged under anti-kickback or similar laws. Violations of such restrictions may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from U.S. federal healthcare programs (including Medicaid and Medicare). Any such violations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, the FDA has the authority to regulate the claims we make in marketing our prescription drug products to ensure that such claims are true, not misleading, supported by scientific evidence and consistent with the labeled use of the drug. Failure to comply with FDA requirements in this regard could result in, among other things, suspensions of approvals, seizures or recalls of products, injunctions against a product’s manufacture, distribution, sales and marketing, operating restrictions, civil penalties and criminal prosecutions.

The efforts of government entities and third party payers to contain or reduce the costs of health care may adversely affect our sales and limit the commercial success of our products.

In certain foreign markets, pricing or profitability of pharmaceutical products is subject to various forms of direct and indirect governmental control, including the control over the amount of reimbursements provided to the patient who is prescribed specific pharmaceutical products.

In the United States, there have been, and we expect there will continue to be, various proposals to implement similar controls. The commercial success of our products could be limited if federal or state governments adopt any such proposals. In addition, in the United States and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. These third party payers are increasingly utilizing their significant purchasing power to challenge the prices charged for pharmaceutical products and seek to limit reimbursement levels offered to consumers for such products. We expect these third party payers to focus their cost control efforts on our products, especially with respect to prices of and reimbursement levels for products prescribed outside their labeled indications. In these cases, their efforts may negatively impact our product sales and profitability.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for Qutenza or our product candidates and may have to limit its commercialization.

The use of our product candidates in clinical trials and the sale of Qutenza expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;

•	impairment of our business reputation;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability to commercialize our product candidates;

•	withdrawal of clinical trial participants.

Although we currently have product liability insurance coverage for our clinical trials and intend to have coverage for Qutenza prior to its first commercial sale with limits that we believe are customary and adequate to provide us with coverage for foreseeable risks associated with our Qutenza commercialization or product candidate development efforts, our insurance coverage may not reimburse us or may be insufficient to reimburse us for the actual expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. Although we intend to expand our insurance coverage to include the sale of commercial products in advance of Qutenza commercial launch, we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing.

Our products are expected to face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than us or our collaborators.

Qutenza is expected to compete against more established products marketed by large pharmaceutical companies with far greater name recognition and resources than we or Astellas have. Qutenza is also expected to compete with medications that are potentially prescribed for off-label use. The most directly- competitive currently-marketed products in the United States are Lidoderm, an FDA-approved 5% lidocaine topical patch for the treatment of PHN marketed by Endo Pharmaceuticals, and Lyrica, an oral anti-convulsant, marketed by Pfizer for use in the treatment of PHN. In addition to these branded drugs, the FDA has approved gabapentin (Neurontin) for use in the treatment of PHN. Gabapentin is marketed by Pfizer and multiple generic manufacturers, and is the most widely-prescribed drug in the United States for treatment of neuropathic pain. Pfizer has also received FDA approval for Lyrica for the treatment of PDN, fibromyalgia, epilepsy and general anxiety disorder.

Prior to any market launch, competition may become stronger and more direct and products in development, including products that we are unaware of, may compete with Qutenza. There are many other companies working to develop new drugs and other therapies to treat pain in general and neuropathic pain in particular, including GlaxoSmithKline, Newron Pharmaceuticals S.p.A, Depomed Inc., Novartis AG, UCB S.A, Pfizer and Eli Lilly. Many of the compounds in development by such companies are already marketed for other indications, such as anti-depressants or anti-convulsants. In addition, physicians employ other interventional procedures, such as nerve stimulation or nerve blocks, to treat patients with difficult to treat neuropathic pain conditions. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, such as vaccines, occur in the biopharmaceutical industry at a rapid pace. Any of these developments may render our products or product candidates obsolete or noncompetitive.

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

We intend to rely, in part, on the market exclusivity afforded orphan drugs for the commercialization of Qutenza in the United States. The FDA has granted us orphan drug status with regard to Qutenza for the management of PHN and as a consequence, Qutenza is entitled to orphan exclusivity—that is, for seven years, the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances. Additionally, the FDA has granted us orphan drug status for HIV-DSP, an indication for which we currently do not have an FDA-approved product. We may be unable to obtain orphan drug designations for any additional product candidates or exclusivity for any future product candidates, or our potential competitors may obtain orphan drug exclusivity for capsaicin-based products competitive with our product candidates in indications other than PHN before we do, in which case we may be excluded from that market for the exclusivity period. In addition, orphan drug designation previously granted may be withdrawn under certain circumstances. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it if a competitive product based on the same active compound is shown to be clinically superior to our product. Although obtaining FDA approval to market a product with orphan exclusivity can be advantageous, there can be no assurance that it would provide us with a significant commercial advantage.

We intend to rely, in part on Hatch-Waxman Act data exclusivity or equivalent regulatory data exclusivity protection in other jurisdictions for Qutenza.

The Hatch-Waxman Act provides five years of data exclusivity to the first applicant to gain approval of an NDA under Section 505(b) of the Food, Drug and Cosmetic Act for a new chemical entity. Qutenza has been recognized by the FDA as a new chemical entity and therefore has been granted five year data exclusivity under the Hatch-Waxman Act. Hatch-Waxman provides data exclusivity by prohibiting abbreviated new drug applications, or ANDAs, and 505(b)(2) applications, which are marketing applications where the applicant does not own or have a legal right of reference to all the data required for approval, to be submitted by another company for another version of such drug during the exclusivity period. Protection under Hatch-Waxman will not prevent the filing or approval of a full NDA under Section 505(b)(1) for the same active ingredient, although the applicant would be required to conduct its own adequate and well-controlled clinical trials to demonstrate safety and effectiveness.

Even though Qutenza has been granted five year Hatch-Waxman data exclusivity in the United States and ten-year market exclusivity and eight-year data exclusivity by the EMEA, there can be no assurance that the exclusivity granted will effectively prevent competition, either generic or otherwise. Such competition could significantly harm our business.

Our “fast track” designation for development of Qutenza for management of pain associated with HIV-associated neuropathy may not actually lead to a faster development or regulatory review or approval process.

A product intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for such a condition may be submitted to the FDA for “fast track” designation. Although we received fast track designation from the FDA for Qutenza for the treatment of

HIV-DSP, there is no assurance that, if we decide to file an NDA for Qutenza in HIV-DSP, that we will experience a faster development process, review or approval, compared to conventional FDA standards, or that the product will be approved for such indication at all. Further, the FDA may require two successful Phase 3 studies in HIV-DSP to support an approval for that indication. We are currently evaluating whether to file for approval with our existing data, conduct an additional study in HIV-DSP, or not seek an extension of our existing approved indication to include HIV-DSP. Depending on the course we decide, we may find no benefit in the fast track designation afforded the HIV-DSP indication. The FDA may also withdraw our fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Some of our trial results have been negatively affected by factors that had not been fully anticipated prior to our examination of the trial results. For example, we have from time to time observed a significant “placebo effect” within our control groups—a phenomenon in which a sham treatment or, in the case of our studies, a low-dose capsaicin treatment that we believed would not be effective, results in a beneficial effect. Although we design our clinical study protocols to address known factors that may negatively affect our study results, there can be no assurance that our protocol designs will be adequate or that factors that we may or may not be aware of or anticipate, will not have a negative effect on the results of our clinical trials, which could significantly disrupt our efforts to obtain regulatory approvals and commercialize our product candidates. Furthermore, once a study has commenced, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable safety risk to patients. However, clinical trials in other indications or in a larger patient population could reveal more frequent, more severe or additional side effects that were not seen or deemed unrelated in earlier studies, any of which could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities stopping further development of or denying approval of our product candidates. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial, modify our regulatory strategy or even discontinue development of one or more of our product candidates.

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

We do not know whether future clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be disrupted for a variety of reasons, including difficulties in:

•	availability of financial resources;

•	addressing issues that could be raised by the FDA or European health authorities regarding safety, design, scope and objectives of future clinical studies;

•	recruiting and enrolling patients to participate in a clinical trial;

•	obtaining regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective clinical research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

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

Even though certain of our clinical trials for Qutenza have met their primary endpoints, certain other studies have not met their primary endpoints and, our clinical trials for other indications, if we or our collaborator decide to conduct them, may not succeed, which would adversely impact our long term success.

We have not prepared for or conducted any Qutenza clinical trials for indications other than PHN, HIV-DSP and PDN. We have conducted two Phase 3 clinical trials with Qutenza for patients with HIV-DSP, one of which met its primary endpoint and one which did not meet its primary endpoint. We have also conducted one Phase 2 clinical trial that evaluated the use of Qutenza in patients with PDN. PDN represents a much larger market opportunity than either PHN or HIV-DSP, and unless required clinical trials are successfully completed and regulatory approvals are obtained for the use of Qutenza for PDN patients, Qutenza will not be marketable for this indication in the United States and the European Union and possibly in other countries. If this occurs, our long-term ability to succeed may be significantly and negatively impacted. We believe that to market Qutenza in the United States for future indications, including HIV-DSP and PDN, we will have to conduct two successful Phase 3 trials for those indications, and that for PDN in particular, we may be required to perform additional safety studies. We are evaluating development programs for Qutenza in PDN and may decide not to conduct studies in PDN beyond those that may be required by post-marketing requirements associated with our MA. If we decide not to conduct the required number of Phase 3 studies in either HIV-DSP or PDN that meet their primary endpoint, we may not gain approval for Qutenza in this indication, which will significantly harm our ability to potentially generate revenue.

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

We have not generated any significant revenue to date and we have incurred operating and net losses each year since our inception in 1998. Our net loss for the twelve months ended December 31, 2009 was approximately $21.9 million. As of December 31, 2009 we had an accumulated deficit of approximately $212.0 million. We had cash, cash equivalents and short-term investments totaling $50.6 million at December 31, 2009 and for the twelve months ended December 31, 2009, after adjusting for the upfront fees collected from Astellas, we used cash of approximately $17.7 million in operating activities. We expect to continue to incur losses for several years, as we commercialize Qutenza and continue other research and development activities. If Qutenza does not achieve market acceptance in the United States or the European Union, we will not generate significant product related revenue. We cannot assure you that we will be profitable even if Qutenza is successfully commercialized. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

If we do not raise additional capital, we may be forced to delay; reduce or eliminate our commercialization efforts or development programs.

Our future capital requirements will depend on, and could increase significantly as a result of many factors, including:

•	the costs of establishing sales and marketing infrastructure, distribution capabilities and a sales force and other market support functions such as medical affairs and pharmacovigilance;

•	the conduct of manufacturing activities including the manufacture of commercial product supply and clinical product supply;

•	the success of the commercialization of our products;

•	the costs of carrying out our obligations under our commercial arrangement with Astellas;

•	our ability to establish and maintain strategic collaborations, including licensing, distribution and other arrangements that we have or may establish;

•	the progress of our development programs including the number, size and scope of clinical trials and non-clinical development;

•	the costs and timing of additional regulatory approvals;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

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

The commercial success, if any, of Qutenza depends, in part, on a device patent granted in the United States and device patents granted in Canada, Hong Kong and certain countries of Europe concerning the use of a dermal delivery system for prescription strength capsaicin delivery for the treatment of neuropathic pain. We exclusively license these patents from the University of California. We do not currently own, and do not have rights under this license to any issued patents that cover Qutenza outside Europe, Hong Kong, Canada and the United States. Although we have filed for an extension of the term of the device patent licensed from the University of California, there can be no assurance that such extension will be granted. One or more of the inventors named in the method patent described below may assert a claim of inventorship rights to such patent, which may result in our loss of exclusive use of this patent. Although we do not believe these individuals are co-inventors, there can be no assurance that we would prevail if such a claim were asserted. The absence of exclusive rights to utilize such patent exposes us to a greater risk of direct competition and could materially harm our business.

In addition to other patents and patent applications which have been licensed under our agreements with third party manufacturers, including the issued patents and pending applications licensed under our commercial supply agreement for Qutenza, we also license a method patent granted in the United States from the University of California concerning the delivery of prescription strength capsaicin for the treatment of neuropathic pain. Two of the three inventors named in the method patent did not assign their patent rights to the University of

California. As a result, our rights under this patent are non-exclusive. Anesiva, a company focused on the development and commercialization of treatments for pain, including injection or infiltration of capsaicin for post-surgical pain, osteoarthritis or interdigital neuroma, has licensed from one of the non-assigning inventors the right to use the technology under the method patent. There can be no assurances that other entities will not similarly obtain rights to use the technology under the method patent. If other entities license the right to use this patent, we may face more products competitive with Qutenza and our business will suffer.

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

Although we believe that we would have valid defenses to allegations that our current product candidates, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties of which we are aware, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent or other intellectual property rights that might be infringed by our products, trademarks or activities. For example, in June 2005, Winston Laboratories sent us a letter informing us of their U.S. patent related to cis-capsaicin, and suggested that our synthetic capsaicin formulation could infringe this patent. We responded in August 2005 by denying any infringement. In 2007, Winston reiterated its claim and offered to discuss a license to its patent. We responded by denying infringement. We believe that our products, if commercialized, would not infringe the Winston patent, which we believe expired in 2009 in the United States and may expire in June 2010 in the European Union, but may be extended under certain circumstances. While we believe that the Winston patent expired in 2009 in the United States, there can be no assurance that the patent was not extended, unbeknownst to us. There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Our competitors or other patent or intellectual property holders may assert that our products or trademarks and the methods we employ are covered by their intellectual property rights. For example, we recently received a letter indicating a possible trademark conflict for Qutenza® from a company claiming that our trademark was similar to theirs. While we believe that these assertions do not have merit and that we have defenses to them, there can be no assurance that we will be successful in defending our trademark. We intend to continue to use the Qutenza trademark and to vigorously defend our use of such trademark against such assertions. These parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages or possibly prevent us from commercializing our product candidates using the Qutenza trademark which would have a significant negative effect on the Qutenza launch and global commercialization efforts. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit, or if a trademark infringement suit were brought against us or our collaboration partner Astellas, we or Astellas could be forced to cease using the name Qutenza in connection with our product.

As a result of intellectual property infringement claims, or in order to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be non-exclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations if, as a result of actual or threatened infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

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

We are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we hold licenses from The University of California and LTS under patents and patent applications relating to Qutenza. These licenses impose various commercialization, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license, including Qutenza.

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

The stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	failure to meet market expectations with respect to potential Qutenza launch timing in the United States and by Astellas in the European Union;

•	inability of us and Astellas to successfully commercialize Qutenza in the United States and the Licensed Territory, respectively;

•	potential inability to preserve or raise sufficient capital to maintain our operations;

•	failure to meet revenue estimates and revenue growth rates;

•	actual or anticipated quarterly variations in our results of operations or those of our collaborators or competitors;

•	third-party healthcare reimbursement policies or determinations;

•	general economic conditions and slow or negative growth of our expected markets;

•	delay in entering, or termination of, strategic partnership relationships;

•	failure or delays in entering additional product candidates into clinical trials or in commencing additional clinical trials for current product candidates;

•	results from and any delays related to the clinical trials for our product candidates;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock or the discontinuation of one or more securities analysts’ research coverage for our stock;

•	inclusion in or removal from stock indices such as the Russell 3000;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	changes in governmental statutes or regulations or in the status of our regulatory approvals;

•	market conditions in the life sciences sector; and

•	any major change in our board or management.

If we fail to meet the requirements for continued listing on the NASDAQ Global Market and do not meet initial listing requirements to transfer to the NASDAQ Capital Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed on the NASDAQ Global Market and to maintain our listing, we must meet certain financial requirements in accordance with the rules of the NASDAQ Stock Market LLC, or Nasdaq. Although we have maintained our listing status on the NASDAQ Global Market since our initial listing on May 2, 2007, there can be no assurance that we will maintain our listing on this market in the future.

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

Our executive officers, directors and their affiliates and 5% stockholders beneficially own or control approximately 68% of the outstanding shares of our common stock as of December 31, 2009 (after giving effect to the exercise of all of their outstanding vested options and warrants exercisable within 60 days of such date). Accordingly, these executive officers, directors and their affiliates and significant stockholders acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As a result of events in the credit markets, we maintain an investment portfolio of primarily U.S. Treasury securities. As a result of the credit crisis and our shift in investments, we anticipate that our investment returns will be below our historic rates of return. These lower returns will likely continue for some time and we cannot predict when market conditions will improve and when higher yielding investment options may be available to us.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date, have contractual restrictions against paying cash dividends and currently intend to retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be an investors sole source of gain for the foreseeable future.

Item 1B.	Unresolved Staff Comments

There are no unresolved staff comments regarding any of our periodic or current reports.

Item 2.	Properties

We lease approximately 26,386 square feet of office space located at 2215 Bridgepointe Parkway, Suite 200, San Mateo, California until 2012. We believe that these facilities are suitable and adequate for our current needs.

Item 3.	Legal Proceedings

We may be subject to various legal disputes that arise in the normal course of business. These matters may include contract disputes, intellectual property matters, product liability actions, and other matters. We do not know whether we would prevail in these matters nor can it be assured that a remedy could be reached on commercially viable terms, if at all. Based on currently available information, we do not believe that any of these disputes will have a material adverse impact on our business, results of operations, liquidity or financial position.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “NGSX.” The following table sets forth the high and low sales price per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	Sale Price
	High	Low
Fiscal 2008:
First Quarter	$6.69	$2.18
Second Quarter	$4.00	$2.52
Third Quarter	$3.63	$1.85
Fourth Quarter	$2.70	$0.81

Fiscal 2009:
First Quarter	$3.70	$0.89
Second Quarter	$6.90	$2.01
Third Quarter	$9.20	$5.54
Fourth Quarter	$9.09	$7.15

On February 26, 2010, the last reported sale price for our common stock on the NASDAQ Global Market was $7.47 per share. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not in the foreseeable future anticipate paying any cash dividends. As of February 26, 2010 there were 36 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

During the quarter and year ended December 31, 2009, there was no employee stock repurchase activity.

As of December 31, 2009, there were no shares of common stock held by employees and service providers subject to repurchase by us.

The information regarding the securities authorized for issuance under our equity compensation plans is incorporated by reference from Item 12 of this Annual Report on Form 10-K.

Comparison of Historical Cumulative Total Return (*) Among NeurogesX, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index

		Cumulative Total Return as of
	5/2/07	12/31/07	12/31/08	12/31/09
NeurogesX, Inc.	100	62.05	11.41	75.22
NASDAQ Composite Index	100	103.69	61.65	88.71
NASDAQ Biotechnology Index	100	97.52	85.21	98.53

(*)	The above graph shows the cumulative total stockholder return of an investment of $100 in cash on May 2, 2007, the date our stock began to trade on the NASDAQ Global Market, through December 31, 2009 for: (i) our common stock; (ii) the NASDAQ Composite Index; and (iii) the NASDAQ Biotechnology Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands except share and per share data)
Consolidated Statement of Operations Data:
Collaboration Revenue	$2,006	$—	$—	$—	$—
Operating expenses:
Research and development	11,235	16,104	25,321	20,919	11,847
Selling, general and administrative	12,420	10,182	7,455	6,110	1,715

Total operating expenses	23,655	26,286	32,776	27,029	13,562

Loss from operations	(21,649)	(26,286)	(32,776)	(27,029)	(13,562)
Interest (expense) income, net	(187)	314	499	180	418
Other (expense) income, net	(31)	(63)	321	(3,296)	33

Net loss before cumulative effect of change in accounting principle	(21,867)	(26,035)	(31,956)	(30,145)	(13,111)
Cumulative effect of change in accounting principle	—	—	—	—	(32)

Net loss	(21,867)	(26,035)	(31,956)	(30,145)	(13,143)
Accretion of redeemable convertible preferred stock	—	—	(4,626)	(11,293)	(8,269)

Net loss attributable to common stockholders	$(21,867)	$(26,035)	$(36,582)	$(41,438)	$(21,412)

Basic and diluted net loss per share attributable to common stockholders(1)	$(1.24)	$(1.49)	$(4.06)	$(116.20)	$(70.56)

Weighted average number of shares used to compute basic and diluted net loss per share attributable to common stockholders(1)	17,610,796	17,519,415	9,017,627	356,600	303,476

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$50,559	$24,506	$52,851	$13,902	$12,050
Working capital	39,286	19,109	44,139	578	8,840
Restricted cash	160	200	240	—	—
Total assets	52,905	25,590	54,185	14,818	12,722
Preferred stock warrant liability	—	—	—	7,549	736
Notes payable—non-current portion	—	191	3,024	6,737	—
Deferred Revenue	46,843	—	—	—	—
Redeemable convertible preferred stock	—	—	—	116,164	93,690
Accumulated deficit	(212,011)	(190,144)	(164,109)	(127,527)	(86,089)
Total stockholders’ equity (deficit)	253	19,274	41,361	(122,066)	(84,580)

(1)	See Note 2 of the notes to the consolidated financial statements for an explanation of the method used to calculate the net loss per share attributable to common stockholders and the number of shares used in the computation of the per share amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are a biopharmaceutical company focused on developing and commercializing novel pain management therapies. We are assembling a portfolio of pain management product candidates based on known chemical entities to develop innovative new therapies that we believe may offer substantial advantages over currently available treatment options. Our initial focus is on the management of chronic peripheral neuropathic pain conditions.

Our first commercial product, Qutenza, the first prescription strength capsaicin product is a dermal delivery system designed to treat certain neuropathic pain conditions and was approved by the FDA in November 2009 for the management of neuropathic pain associated with PHN. We are currently preparing to commercialize Qutenza in the United States with our own sales force and we believe that Qutenza will be commercially available in the United States in the first half of 2010.

In May 2009, Qutenza received an MA, in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, we entered into the Astellas Agreement, with Astellas. or Astellas under which Astellas was granted an exclusive license to commercialize Qutenza in the Licensed Territory. Astellas has advised us that it is their goal to launch Qutenza as soon as possible, with the aim to make Qutenza available in as many of the E.U. markets as possible before the end of 2010. It is anticipated that selected countries will make Qutenza available in the coming weeks following the date of this filing.

We are currently evaluating the nature, scope and timing of continued development of Qutenza to support the potential for label expansion in the United States. Areas of potential focus for label expansion include HIV-distal sensory neuropathy, or HIV-DSP, also known as HIV-associated neuropathy, or HIV-AN, painful diabetic neuropathy, or PDN, and potentially other neuropathic pain indications. Our plans for continued Qutenza development efforts are being evaluated in light of Astellas’ plans for market support studies and satisfaction of the European Medicines Agency, or EMEA, post-approval regulatory commitments. In addition to potential continued development of Qutenza, we have an early stage development pipeline which consists of:

•	NGX-1998, a topical liquid formulation of capsaicin for potential use in neuropathic pain conditions;

•	NGX-1576, NGX-9674 and NGX-5752, prodrugs of acetaminophen for potential use in acute pain, including traumatic pain, post-surgical pain and fever; and

•	NGX-6052, an opioid prodrug for potential use in chronic pain indications.

NGX-1998 has been evaluated in three Phase 1 studies and we currently anticipate re-initiating our development of this product candidate in 2010. The other product candidates are in the pre-clinical stage of development and may or may not be the subject of further development in 2010 or beyond. Further, we are currently seeking development partners for our acetaminophen and opioid prodrug product candidates.

To date we have not generated any significant revenues and have funded our operations primarily by selling equity securities, establishing debt facilities and through a collaboration agreement with Astellas. We have incurred significant losses since our inception. We had cash, cash equivalents and short-term investments totaling $50.6 million at December 31, 2009 and during the twelve months ended December 31, 2009, we used $17.7 million in operating activities after adjusting for cash inflows from the Astellas Agreement. We expect to continue to incur annual operating losses over the next several years and those losses will likely increase in the near term as we continue our efforts to commercialize Qutenza in the United States. Additionally, we expect to resume development of NGX-1998 and potentially our other product candidates. With respect to our notes payable, the outstanding balance at December 31, 2009 was $0.2 million and it is has been fully repaid as of January 2010.

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

Revenue Recognition

We entered into the Astellas Agreement in June of 2009, which grants Astellas an exclusive license to promote, distribute and market Qutenza in the Licensed Territory, grants an option to exclusively license NGX-1998 (a non-patch liquid formulation of capsaicin) in the Licensed Territory, obligates us to participate on a joint steering committee and through a related supply agreement entered into along with the Astellas Agreement and requires us to supply Qutenza components to Astellas until direct supply arrangements are established between Astellas and the manufacturers of such components. Revenue under this arrangement includes upfront non-refundable fees and may also include further option payments for the development of and license to NGX-1998, milestone payments upon achievement of certain product sales levels, as well as royalties on product sales.

We view the Astellas Agreement and related agreements as a multiple element arrangement with the key elements consisting of an exclusive license to Qutenza in the Licensed Territory, an obligation to conduct certain development activities associated with NGX-1998, participation on a joint steering committee, and supply of Qutenza components to Astellas until such time that Astellas can establish a direct supply relationship with product vendors, which we anticipate may occur between 18 to 24 months from the execution of the Astellas Agreement. Because not all of these elements have both standalone value and objective and reliable evidence of fair value, we are accounting for them as a single unit of accounting in accordance with Codification Topic 605-25, Multiple Element Arrangements. Further, as the Astellas Agreement provides for a joint steering committee and we believe that our involvement in that committee is a substantive performance obligation under the arrangement, we plan to recognize revenue associated with upfront payments and future license fees related to NGX-1998, if any, ratably over the term of the performance obligations with respect to the joint steering committee, which we estimate to be the last delivered item in the arrangement. We have estimated this performance obligation to be delivered ratably through June 2016. At the inception of the arrangement, the upfront license fees were subject to a refund right, which expired upon transfer of our MA for Qutenza in the European Union to Astellas. The transfer of the Qutenza MA to Astellas was completed, and revenue recognition of the upfront license fee commenced in September 2009.

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

Stock-Based Compensation

We account for our stock-based compensation in accordance with the fair value recognition provisions of current authoritative guidance using the prospective transition method. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of current authoritative guidance. Under Topic 718, Compensation—Stock Compensation, or Topic 718, stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. Because non-cash stock compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions used shown in Note 8 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Significant judgment is required on the part of management in determining the proper assumptions used in this model. The assumptions used in the Black-Scholes option valuation model include the risk free interest rate, expected term, expected volatility and expected dividend yield. We base our assumptions on historical data where available or when not available, on a peer group of companies. However, these assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore subject to management’s judgment. See Note 8 of Notes to Consolidated Financial Statements included elsewhere in this report for further detail.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consist of raw materials, work in process and finished goods. Raw materials include the active pharmaceutical ingredient for a product to be manufactured, work in process includes the bulk inventory of Qutenza patch and cleansing gel that are in the process of being manufactured or have completed manufacture and are awaiting final packaging, including related internal labor and overhead costs and finished goods include the final packaged kits that contain the Qutenza patch and cleansing gel and that are ready for commercial sale. At December 31, 2009, the inventory amount was not material and was included in Prepaid expenses and other current assets.

Clinical Trials

We accrue and expense costs for clinical trial activities performed by third parties, including clinical research organizations and clinical investigators, based upon estimates made, as of the reporting date, of the work completed through the reporting date as a percentage of the total work contracted for under our agreements with such third parties. We make our estimates at the end of each reporting period after discussion with internal personnel and outside service providers and thorough evaluation as to progress or stage of completion of trials or services, as of the end of each reporting period. On a periodic basis we adjust our estimated clinical trial costs to reflect actual expenses incurred to date. Due to the nature of the estimation of clinical trial costs, we may be required to make changes to our estimates in the future as we become aware of additional information about the status or conduct of clinical trials.

Results of Operations

In accordance with our revenue recognition policy, we commenced recording revenue for the upfront payments from Astellas when such payments became nonrefundable. In the twelve months ended December 31, 2009, the upfront payment of $48.8 million received from Astellas became nonrefundable as a result of our transfer of the Qutenza MA to Astellas in September 2009; and accordingly, in the twelve months ended December 31, 2009 we recorded $1.9 million of Collaboration revenue. The remaining upfront payment will be recognized as revenue on a straight line basis over the remaining service period of the joint steering committee, which we estimate will expire in June 2016. Under our supply agreement with Astellas, we are obligated to supply product, at our cost, until such time as Astellas establishes its own supply relationship with suppliers.

Astellas has advised us that it is their goal to launch Qutenza as soon as possible, with the aim to make Qutenza available in as many of the E.U. markets as possible before the end of 2010. It is anticipated that selected countries will make Qutenza available in the coming weeks following the date of this filing. Upon the expected launch of Qutenza by Astellas, we expect to commence recording royalty revenue based upon Astellas’ net sales of Qutenza in the Astellas Territory. The timing of recording royalty revenue from Astellas may lag by as much as a quarter due to timing of Astellas reporting such royalties to us.

Our research and development expenses consist of internal and external costs. Our internal costs are primarily employee salaries and benefits, contract employee expense, non-cash stock compensation expense, allocated facility and other overhead costs. Our external costs are primarily expenses related to the development of product candidates including formulation development, manufacturing process development, non-clinical studies, clinical trial costs, such as the cost of clinical research organizations and clinical investigators, milestone payments to our licensors in connection with the use of certain intellectual property, and costs associated with preparation and filing of regulatory submissions. Additionally, external and internal costs related to manufacturing and quality assurance activities for production batches of our active pharmaceutical ingredient, patches and cleansing gel, which are destined for commercial sale in the United States, were recorded to research and development expense if purchase of such components occurred prior to FDA approval.

In the years ended December 31, 2009, 2008 and 2007, our external research and development costs totaled $3.8 million, $6.9 million and $16.7 million, respectively, and of these amounts 96%, 84% and 92%, respectively, were incurred in programs related to Qutenza. We commence tracking the separate, external costs of a project when we determine that a project has a reasonable chance of entering clinical development. We use our internal research and development resources across several projects and many resources may not attributable to specific projects. However, to the extent possible, we account for our internal research and development costs on a project-by-project basis. Over time, we believe that our internal costs are expended on our development projects generally in proportion to our external development costs for such project relative to total external development costs.

The process of conducting preclinical testing and clinical trials necessary to obtain marketing approvals in the United States and other regions is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, patient enrollment, manufacturing capabilities, successful clinical results, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when or to what extent we will generate revenues from commercialization and sale of any of our unapproved product candidates. Currently we are planning the entry into phase 2 of NGX-1998. NGX-1998 is our most advanced product candidate and costs to complete development for this program could be significant. Pursuant to our license agreement with Astellas, we might receive future option payments related to this program at Astellas’ election. Further, if Astellas exercises its option to license NGX-1998, Astellas would be responsible for 50% of the costs incurred for Phase 3 clinical development.

We anticipate that our overall research and development expenses, excluding non-cash stock-based compensation expense, may increase beginning in 2010 with the majority of that increase expected to occur in the second half of 2010 as we currently expect to resume development activities for NGX-1998 and potentially one or more of our other development programs.

Our selling, general and administrative expenses consist primarily of salaries and benefits, including those of our sales, marketing, commercial operations and administrative functions such as finance, human resource, legal, medical affairs and information technology. Additionally, selling, general and administrative expenses include marketing expenses, commercialization costs, pharmacovigilance costs and costs associated with our status as a public company and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. We anticipate that our selling, general and administrative expenses will increase significantly during 2010 and over the next several years as a result of our anticipated commercialization of Qutenza in the first half of 2010. These increases are likely to be attributable to increasing marketing activities, the costs of hiring and deploying a sales force in the United States and infrastructure costs to support commercial operations, and the costs of being a public company, as well as the need to add additional personnel in all of the key functional areas that support growth of our general operations, including accounting and finance, legal and human resources.

Comparison of Years Ended December 31, 2009 and 2008

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
	(in thousands, except percentages)
Collaboration revenue	$2,006	$—	2,006	—
Research and development expenses	(11,235)	(16,104)	(4,869)	(30%)
Selling, general and administrative expenses	(12,420)	(10,182)	2,238	22%
Interest income	89	1,106	(1,017)	(92%)
Interest expense	(276)	(792)	(516)	(65%)

Collaboration Revenue. Collaboration revenue of $2.0 million recorded in the year ended December 31, 2009 consisted primarily of $1.9 million attributed to the amortization of upfront payments received pursuant to the Astellas Agreement.

Research and Development expenses. Research and development expenses decreased $4.9 million, or 30%, to $11.2 million in the year ended December 31, 2009 from $16.1 million for the same period in 2008. Our lower spending in research and development reflects our decision to focus our cash and human resources on those activities directly in support of gaining marketing approval for Qutenza in the United States and the European Union as well as certain limited pre-commercialization activities. Specifically, the decrease was attributable to a $2.7 million decrease in clinical study costs as we completed the Phase 3 clinical program which supported our NDA filing in 2008; a $1.7 million decrease in employee related costs commensurate with our reduced clinical trial activity; a $1.0 million decrease in spending related to NGX-1998 and our earlier stage product candidates as these programs were deferred to preserve cash resources; a $0.5 million reduction in regulatory expenses associated with the preparation and submission of our NDA in 2008 and support for our Marketing Authorization Application with the EMEA; a $0.2 million decrease in quality assurance costs associated with clinical trial activity in 2008; a $0.2 million decrease associated with the capitalization of employee related costs attributable to the manufacture of commercial product for sale in both the Astellas Licensed Territory and the United States; and a $0.1 million decrease in manufacturing related costs. These decreases were partially offset by a $1.2 million charge representing the sublicense fee payable to the University of California in connection with the receipt of upfront payments from Astellas under the Astellas Agreement as well as a $0.3 million increase in non-cash stock-based compensation expense.

Selling, General and Administrative expenses. Selling, general and administrative expenses increased $2.2 million, or 22%, to $12.4 million in the year ended December 31, 2009 from $10.2 million for the same period in 2008. The year over year change was due to a $0.7 million increase in non-cash stock-based compensation expense primarily associated with the grant of fully vested stock options to certain of our officers and a $1.0 million increase in selling, general and administrative employee related expenses as a result of an increase in staffing in support of commercialization activities including the establishment of a medical affairs function. Also contributing to the year over year change was a $0.4 million increase in costs associated with work to support our pricing and reimbursement strategies.

Interest income. Interest income decreased $1.0 million, or 92%, to less than $0.1 million for the year ended December 31, 2009 from $1.1 million for the same period in 2008. This change was primarily attributable to a decline in the prevailing interest rates, o in general, and lower rates obtained as we moved our invested assets to those with lower relative risk in light of events in the credit markets.

Interest expense. Interest expense decreased $0.5 million, or 65%, to $0.3 million for the year ended December 31, 2009 from $0.8 million for the same period in 2008. This decrease was related to the reduction in the outstanding principal balance of notes payable as a result of the scheduled payoff and repayment of principal on the remaining outstanding notes payable.

Comparison of Years Ended December 31, 2008 and 2007

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
	(in thousands, except percentages)
Research and development expenses	$(16,104)	$(25,321)	$(9,217)	(36%)
General and administrative expenses	(10,182)	(7,455)	2,727	37%
Interest income	1,106	1,718	(612)	(36%)
Interest expense	(792)	(1,219)	(427)	(35%)
Other income (expense), net	(14)	366	(380)	(104%)

Research and Development expenses. Research and development expenses decreased $9.2 million, or 36%, to $16.1 million in the year ended December 31, 2008 from $25.3 million for the same period in 2007. The year over year change was attributable to, in part, a decision to reduce our non-clinical and clinical development expenses related both to potential label expansion of Qutenza as well as our other product candidate programs. This was due to our desire to preserve cash resources to support our regulatory submissions processes in both the United States and the European Union and to devote resources to certain pre-commercialization activities. Specifically, our research and development expenses declined as a result of a $7.8 million decrease in clinical study related costs associated with Qutenza. During 2007, we were conducting two Phase 3 clinical trials, whereas we completed our most recent Phase 3 clinical trial in the first half of 2008. Also contributing to the year over year change was a $0.9 million decrease related to manufacturing costs in support of Qutenza. In 2007, our manufacturing costs were primarily attributed to manufacturing development activities including validation of our active pharmaceutical ingredient, or API, manufacturing processes to support our MAA submission in the third quarter of 2007 and manufacturing costs associated with support of our two Phase 3 clinical trials, whereas in 2008 there was a lower level of activity in these areas. Additionally, there was a $0.3 million decrease in external regulatory expenses resulting from the recognition of our Qutenza Marketing Authorization Application for Qutenza in the European Union , or MAA filing fees in the third quarter of 2007. Additional decreases included a $0.3 million reduction in spending related to NGX-1998, which was primarily driven by the completion of IND-enabling non-clinical toxicology studies in 2007, a $0.2 reduction in external quality assurance costs as a result of a lower level of clinical trial activity in 2008 and a $0.1 million reduction in non-cash stock based compensation expense. These decreases were partially offset by a $0.7 million increase in spending related to our manufacturing support infrastructure and increased staffing within the regulatory and quality assurance functions to support our regulatory submissions and prepare for commercial launch of Qutenza.

Selling, General and Administrative expenses. General and administrative expenses increased $2.7 million, or 37%, to $10.2 million in the year ended December 31, 2008 from $7.5 million for the same period in 2007. The year over year change was due to a $1.2 million increase in spending for pre-commercialization activities such as medical education, marketing materials development and work in support of our pricing and reimbursement strategies. Also contributing to the year over year change was a $0.8 million increase in general and administrative and marketing employee related expenses as a result of an increase in staffing in support of being a public company and in support of pre-commercialization activities and a $0.4 million increase in allocated overhead costs related to the move of our corporate headquarters to San Mateo, California in October 2007. Other increases were due to the costs of being a public company, including a $0.4 million increase in directors and officers’ insurance expense, professional fees and other public company costs. These increases were partially offset by a $0.1 million decrease in non-cash stock based compensation expense.

Interest income. Interest income decreased $0.6 million, or 36%, to $1.1 million in 2008 from $1.7 million in 2007. This decrease was primarily attributable to a decrease in the rate of return on our invested assets as rates declined in the market, in general, and as we moved our invested assets to investments of lower relative risk in light of events in the credit markets. The decrease in our interest income was somewhat limited due to the fact that we had a higher average investment balance during 2008 as compared to 2007.

Interest expense. Interest expense decreased $0.4 million, or 35%, to $0.8 million in 2008 from $1.2 million in 2007. This decrease was related to the reduction in the outstanding principal balance of notes payable as a result of the scheduled repayment of principal on those notes payable.

Other income (expense), net. Other income (expense), net, decreased $0.4 million to less than $0.1 million in expense in 2008 from $0.4 million in income in 2007. The other income amount of $0.4 million in the 2007 period was attributable to a decline in the fair value of our preferred stock warrant liability. Due to the conversion of all outstanding shares of preferred stock into common stock in connection with our IPO in the second quarter of 2007, these warrants became exercisable for common stock, were reclassified to stockholders’ equity and are no longer required to be recorded at fair value at each reporting date. We performed a final remeasurement in the period ended June 30, 2007 and have ceased to record any further periodic fair value adjustments.

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

Liquidity and Capital Resources

Since our inception through December 31, 2009, we have funded our operations primarily by selling equity securities, establishing debt facilities and through a collaboration agreement with Astellas. On May 7, 2007, we completed an initial public offering of our common stock which resulted in net cash proceeds, after deducting total expenses including underwriting discounts and commissions and other-offering related expenses, of approximately $38.1 million. On December 28, 2007 we completed the first closing of a private placement of our common stock and warrants resulting in net cash proceeds of $21.5 million and on January 3, 2008, we completed the second and final closing of this private placement of our common stock and warrants resulting in net cash proceeds of $2.3 million.

As of December 31, 2009, we had approximately $50.6 million in cash, cash equivalents and short-term investments. We also had working capital, adjusted to exclude the current portion of non-cash deferred revenue of approximately $7.2 million, of $46.5 million. Our cash and investment balances are typically held in a variety of interest bearing instruments including corporate bonds, commercial paper, money market funds and obligations of U.S. government agencies. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to capital preservation and liquidity. Further, to reduce portfolio risk, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. Our investment holdings at December 31, 2009 consist solely of U.S. Treasury or money market funds consisting of only U.S. Treasury securities.

Net cash provided by operating activities was approximately $29.2 million in 2009 and net cash used in operating activities was approximately $27.3 million and $28.7 million in 2008 and 2007, respectively. Net cash used in 2008 and 2007 consisted of external research and development expenses, internal personnel costs associated with our research and development programs and infrastructure costs supporting our research and development activities. Net cash provided by operating activities in 2009 was primarily a result of the receipt of an upfront payment under the Astellas Agreement, partially offset by our net loss during the period. Included in net cash provided by and used in operating activities are net changes in assets and liabilities affecting cash. After adjusting for the affects of the Astellas payment, our net cash used in operating activities would have been approximately $17.7 million in 2009, which was significantly lower than our net cash used in operations in 2008 and 2007. This decrease was a direct result of our decision in 2009 to limit our spending on research and development activities in order to focus resources on supporting our regulatory processes in both the United States and the European Union and to certain pre-commercialization activities. We anticipate that cash used in operating activities will likely increase in 2010 as a result of our commercialization activities to support the launch of Qutenza in the United States as well as due to the potential resumption of activities associated with the NGX-1998 development program.

Net cash used in investing activities was approximately $7.4 million in 2009, net cash provided by investing activities was approximately $7.8 million in 2008 and net cash used in investing activities was approximately $19.2 million in 2007. Investing activities consisted primarily of the purchase, sale and maturity of marketable securities and to a lesser extent, the purchase of capital equipment. Fluctuations in our investing activities have primarily been driven by the timing and receipt of proceeds from financing activities and the upfront payments from Astellas. We expect that property and equipment expenditures will increase in 2010 due to the capital needs for infrastructure to support our commercial operations.

Net cash used in financing activities was approximately $2.5 million and $1.6 million in 2009 and 2008, respectively and net cash provided by financing activities was approximately $67.4 million in 2007. Financing activities in 2009 consisted primarily of the exercise of stock options and issuance of stock to employees pursuant to our employee stock purchase plan, offset by principal repayments on our venture loan financing arrangements. In addition to these activities, financing activities in 2008 also included the sale of our common stock and warrants in a private placement transaction. In 2007, financing activities consisted primarily of our IPO, a private placement of our common stock and warrants and the exercise of warrants underlying our preferred stock, partially offset by principal repayments on our venture loan financing arrangements.

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our total contractual obligations, including principal and interest, at December 31, 2009, aggregated by type (in thousands):

	Payments due by period
Contractual Obligations	Total	2010	2011 and 2012	2013 and 2014	2015 and thereafter
Operating Lease Obligations(1)	$1,253	$581	$656	$15
Notes Payable(2)	193	193
Purchase obligations(3)	1,563	1,238	255	70

Total	$3,009	$2,012	$911	$85

(1)	Represent our future minimum rental commitments for our noncancelable operating lease obligations for our facilities and office equipment.

(2)	Represents the final payments under a venture loan agreement entered into in fiscal year 2006.
(3)	Consists of commitments to third party manufacturers of Qutenza and NGX-1998 for manufacturing, stability and related services including reimbursable amounts from Astellas for the Supply of Qutenza based on Astellas Agreement.

In addition to the above, we have commitments to pay royalties on certain patents we licensed from the University of California for prescription strength capsaicin for neuropathic pain. Under the terms of this license agreement we are required to pay royalties on net sales of the licensed product up to a maximum of $1,000,000 per annum as well as a percentage of upfront and milestone payments or resulting from sublicense of our rights under the agreement.

We also have commitments to pay royalties under a Commercial Supply and License Agreement with LTS to manufacture commercial and clinical supply of Qutenza. Under the terms of the agreement, we are required to pay a transfer price for product purchased under the agreement as well as a royalty on net sales of product purchased under such agreement.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the success of the commercialization of our products;

•	the costs of establishing sales and marketing infrastructure, distribution capabilities and a sales force;

•	the scope and cost of commercial activities activities including, but not limited to, costs associated with pharmacovigilance and medical affairs activities;

•	the conduct of manufacturing activities;

•	the costs of carrying out our obligations under our commercial arrangement with Astellas;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements that we have or may establish;

•	the costs and timing of seeking regulatory approvals;

•	the progress of our development programs including the number, size and scope of clinical trials and non-clinical development;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

At December 31, 2009, we had $50.6 million in cash, cash equivalents and short-term investments and the balance of our notes payable totaled $0.2 million. During the twelve months ended December 31, 2009, after adjusting for the upfront fees collected from Astellas, we used a total of $17.7 million in operating activities. We currently anticipate that our cash usage in 2010 will increase significantly from 2009 as a result of spending related to our commercialization and product launch activities for Qutenza, and to a lesser extent as a result of the potential resumption of development activities related to NGX-1998 and potentially our other development programs. We anticipate that our existing cash and investments will be sufficient to meet our projected operating requirements beyond December 31, 2010.

To date, we have incurred recurring net losses and negative cash flows from operations. Until we can generate significant cash from our operations, if ever, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities and proceeds from one or more collaboration agreements as well as potentially through royalty monetization, debt financing or the sale of other equity securities. However, we may not be successful in obtaining additional collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay or potentially eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect the launch of our product candidates or our ability to continue in business. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recently Issued Accounting Standards

Not Yet Adopted

In October 2009, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU, No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. This guidance modifies previous guidance for multiple element arrangements by requiring the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence or third party evidence of selling price for determining the selling price of a deliverable. In addition, the residual method of allocating arrangement consideration is no longer permitted. This ASU is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We are currently evaluating the impact of adopting this ASU on its financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which adds disclosure requirements about transfers in and out of Levels 1 and 2 and separates disclosures about activity relating to Level 3 measurements as well as clarifies input and valuation techniques. This Accounting Standards Update is effective for the first reporting period beginning after December 15, 2009. We are currently evaluating the impact of adopting this ASU.

Adopted in 2009

In May 2009, the FASB issued Codification Topic 855, Subsequent Events, or Topic 855, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions Topic 855 for the quarter ended June 30, 2009. The adoption of topic 855 did not have a material effect on our financial position or results of operations.

In June 2009, the FASB issued ASU No. 2009-01, Generally Accepted Accounting Principles, (Codification Topic 105) which establishes the FASB Accounting Standards Codification or the Codification, as the single source of authoritative U.S. generally accepted accounting principals, or GAAP. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification was effective for the quarter ended September 30, 2009. The adoption of the Codification did not have a material effect on our financial position or results of operations.

In December 2007, the FASB ratified Codification Topic 808, Collaborative Arrangements, or Topic 808, which applies to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. This issue, among other things, requires certain statement of operations presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. The provisions of Topic 808 were effective for fiscal years beginning on or after December 15, 2008. We adopted Topic 808 on January 1, 2009. The adoption of Topic 808 did not have a material impact on our financial position or results of operations.

On January 1, 2009, we adopted the provisions of Codification Topic 820, Fair Value Measurements and Disclosures, or Topic 820, for non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis The adoption of this guidance did not have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Interest Rate and Market Risk

Our exposure to market risk is confined to our cash, cash equivalents and short term investments which have maturities of less than one year. The goal of our investment policy is primarily liquidity and capital preservation while attempting to maximize the income we receive without assuming significant risk. To achieve these objectives our investment policy allows us to maintain a portfolio of cash equivalents and short term investments in a variety of securities, including U.S. government agencies, corporate bonds, commercial paper and money market funds. Further, to reduce portfolio risk through diversification, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. Our cash and investments as of December 31, 2009 consisted of U.S. Treasury securities and money market funds consisting of only U.S. Treasury securities.

If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rates by 25 basis points would not result in a material decrease in the fair value of our net investment position.

Foreign Currency Exchange Rate Risk

Our third party manufacturers including the manufacturer of our active pharmaceutical ingredient, trans-capsaicin, the manufacturer of Qutenza and the manufacturer of our cleansing gel, are located in countries outside the United States. As a result, we may experience changes in product supply costs as a result of changes in exchange rates between the U.S. dollar and the local currency where the manufacturing activities occur. In addition, as we oversee scale up to supply Astellas with our product components for commercial sale in the European Union and to supply the U.S. market, our exposure to foreign currency exchange rates, primarily the Euro, will increase.

Amounts paid to us by Astellas under the Astellas Agreement may be based in Euro or other currencies which will then be converted to U.S. dollars before payment to us. To the extent that these potential receipts are greater than our net payable exposure in Euro to our suppliers mentioned above, and to the extent that the timing of these potential payments and receipts differ, we will have a net receivable exposure in Euro once Qutenza is launched in the European Union and certain other foreign territories.

We currently do not engage in foreign currency hedging activities as the short-term exposure to fluctuations in foreign currency is relatively small.

Item 8.	Financial Statements and Supplementary Data

NEUROGESX, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of NeurogesX, Inc.

We have audited the accompanying consolidated balance sheets of NeurogesX, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeurogesX, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 19, 2010

NEUROGESX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$29,695	$10,435
Short-term investments	20,864	14,071
Receivable from collaboration partner	678	—
Prepaid expenses and other current assets	769	412
Restricted cash	40	40

Total current assets	52,046	24,958
Property and equipment, net	739	468
Restricted cash	120	160
Other assets	—	4

Total assets	$52,905	$25,590

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$65	$370
Accrued compensation	2,157	1,039
Accrued license fee	1,213	—
Accrued research and development	670	1,067
Other accrued expenses	1,222	540
Deferred revenue	7,242	—
Notes payable—current portion	191	2,833

Total current liabilities	12,760	5,849

Non-current liabilities:
Deferred revenue	39,601	—
Notes payable—non-current portion	—	191
Deferred rent	291	276

Total non-current liabilities	39,892	467

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2009 and 2008; 17,725,959 and 17,568,402 shares issued and outstanding at December 31, 2009, and 2008, respectively	18	18
Additional paid-in capital	212,254	209,370
Deferred stock-based compensation	—	(2)
Accumulated other comprehensive (loss) income	(8)	32
Accumulated deficit	(212,011)	(190,144)

Total stockholders’ equity (deficit)	253	19,274

Total liabilities and stockholders’ equity (deficit)	$52,905	$25,590

See accompanying notes.

NEUROGESX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2009	2008	2007
Collaboration revenue	$2,006	$—	$—
Operating expenses:
Research and development(1)	11,235	16,104	25,321
Selling, general and administrative(2)	12,420	10,182	7,455

Total operating expenses	23,655	26,286	32,776

Loss from operations	(21,649)	(26,286)	(32,776)
Interest income	89	1,106	1,718
Interest expense	(276)	(792)	(1,219)
Other (expense) income, net	(31)	(63)	321

Net loss	(21,867)	(26,035)	(31,956)
Accretion of redeemable convertible preferred stock	—	—	(4,626)

Net loss attributable to common stockholders	$(21,867)	$(26,035)	$(36,582)

Basic and diluted net loss per share attributable to common stockholders	$(1.24)	$(1.49)	$(4.06)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	17,610,796	17,519,415	9,017,627

Non-cash stock-based compensation expense included in operating expenses:

(1) Research and development	$1,068	$745	$893
(2) Selling, general and administrative	1,424	755	869

	$2,492	$1,500	$1,762

See accompanying notes.

NEUROGESX, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

			Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Balance at December 31, 2006	386,309	$1	$5,505	$(45)	$—	$(127,527)	$(122,066)
Issuance of common stock upon exercise of stock options for cash at $0.90 - $3.75 per share	27,476	—	65	—	—	—	65
Issuance of common stock at $1.20 - $3.75 per share upon vesting of early exercised stock options	9,834	—	18	—	—	—	18
Issuance of common stock under the Employee Stock Purchase Plan	15,367	—	90	—	—	—	90
Issuance of common stock in an initial public offering for cash at $11.00 per share, net of $5,914 issuance costs	4,000,000	4	38,081	—	—	—	38,085
Issuance of common stock for cash at $6.18 per share, net of $1,100 issuance costs	3,638,741	3	17,973	—	—	—	17,976
Issuance of warrants to purchase common stock to investors at $0.125 per share including fair value	—	—	3,547	—	—	—	3,547
Conversion of preferred stock to common stock in connection with initial public offering in May 2007	8,722,013	9	138,115	—	—	—	138,124
Issuance of common stock upon forgiveness of notes receivable at $0.90 - $2.25 per share	263,733	—	379	—	—	—	379
Issuance of common stock to consultant for service	33,333	—	291	—	—	—	291
Deferred stock-based compensation related to variable accounting of stock options and restricted common stock	—	—	(12)	12	—	—	—
Reversal of deferred stock-based compensation in connection with employee terminations	—	—	(9)	9	—	—	—
Amortization of deferred stock-based compensation	—	—	—	9	—	—	9
Accretion of redeemable convertible preferred stock	—	—	—	—	—	(4,626)	(4,626)
Compensation expense relating to stock options granted to consultants and variable accounting of stock options and restricted common stock	—	—	(88)	—	—	—	(88)
Stock-based compensation	—	—	1,462	—	—	—	1,462
Comprehensive loss:
Unrealized gain/(loss) on investments	—	—	—	—	51	—	51
Net loss	—	—	—	—	—	(31,956)	(31,956)

Total comprehensive loss							(31,905)

Balance at December 31, 2007	17,096,806	$17	$205,417	$(15)	$51	$(164,109)	$41,361

NEUROGESX, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(in thousands, except share and per share data)

			Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Balances at December 31, 2007	17,096,806	$17	$205,417	$(15)	$51	$(164,109)	$41,361
Issuance of common stock upon exercise of stock options for cash at $0.90 - $3.75 per share	36,706	—	86	—	—	—	86
Issuance of common stock at $2.25 - $3.75 per share upon vesting of early exercised stock options	1,503	—	4	—	—	—	4
Issuance of common stock under the Employee Stock Purchase Plan	51,217	—	94	—	—	—	94
Issuance of common stock for cash at $6.18 per share, net of $100 issuance costs	382,170	1	1,847	—	—	—	1,848
Issuance of warrants to purchase common stock to investors at $0.125 per share including fair value	—	—	434	—	—	—	434
Reversal of deferred stock-based compensation in connection with employee terminations	—	—	(4)	4	—	—	—
Amortization of deferred stock-based compensation	—	—	—	9	—	—	9
Compensation expense relating to stock options granted to consultants	—	—	2	—	—	—	2
Stock-based compensation	—	—	1,490	—	—	—	1,490
Comprehensive loss:
Unrealized gain/(loss) on investments	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	(26,035)	(26,035)

Total comprehensive loss							(26,054)

Balance at December 31, 2008	17,568,402	$18	$209,370	$(2)	$32	$(190,144)	$19,274

NEUROGESX, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(in thousands, except share and per share data)

			Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Balance at December 31, 2008	17,568,402	$18	$209,370	$(2)	$32	$(190,144)	$19,274
Issuance of common stock upon exercise of stock options for cash at $1.20 - $7.54 per share	104,262		288				288
Issuance of common stock at $3.00 - $3.75 per share upon vesting of early exercised stock options	785		2				2
Issuance of common stock under the Employee Stock Purchase Plan	52,510		77				77
Stock-based compensation			2,517				2,517
Amortization of deferred stock-based compensation				2			2
Comprehensive loss:
Unrealized gain/(loss) on investments					(40)		(40)
Net loss						(21,867)	(21,867)

Total comprehensive loss							(21,874)

Balances at December 31, 2009	17,725,959	$18	$212,254	$—	$(8)	$(212,011)	$253

See accompanying notes.

NEUROGESX, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Operating activities
Net loss	$(21,867)	$(26,035)	$(31,956)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	184	181	89
Amortization of debt issuance costs	123	198	198
Amortization/accretion of investment premiums/(discounts), net	130	(651)	(778)
Stock-based compensation	2,492	1,500	1,762
Loss on sales of short-term investments	—	8	—
Loss/(gain) on disposal of fixed assets	—	5	(6)
Revaluation of preferred stock warrant liability	—	—	(360)
Changes in operating assets and liabilities:
Receivable from collaboration partner	(678)	—	—
Prepaid expenses and other current assets	(368)	173	74
Other assets	—	10	—
Accounts payable	(305)	(1,342)	37
Accrued compensation	1,118	359	481
Accrued research and development	(397)	(478)	412
Accrued license fees	1,213	—	—
Deferred revenue	46,843	—	—
Deferred rent	114	144	156
Other accrued expenses	585	(1,326)	1,237

Net cash provided by/(used in) operating activities	29,187	(27,254)	(28,654)

Investing activities
Purchases of short-term investments	(37,459)	(64,363)	(53,050)
Proceeds from maturities of short-term investments	30,496	39,360	34,500
Proceeds from sales of short-term investments	—	32,929	—
Change in restricted cash	40	40	(240)
Proceeds from disposal of property and equipment	—	2	6
Purchases of property and equipment	(456)	(203)	(383)

Net cash (used in) provided by investing activities	(7,379)	7,765	(19,167)

Financing activities
Repayment of notes payable	(2,913)	(4,015)	(2,446)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	10,083
Proceeds from issuance of warrants	—	14	136
Proceeds from issuance of common stock	365	2,447	59,618

Net cash (used by) /provided by financing activities	(2,548)	(1,554)	67,391

Net increase/(decrease) in cash and cash equivalents	19,260	(21,043)	19,570
Cash and cash equivalents, beginning of period	10,435	31,478	11,908

Cash and cash equivalents, end of period	$29,695	$10,435	$31,478

Supplemental cash flow information
Cash paid for interest	$181	$634	$950

Noncash investing and financing activities
Accretion of redeemable convertible preferred stock	$—	$—	$4,626

Issuance of common stock to a consultant for services rendered in connection with preferred stock financing	$—	$—	$(69)

Deferred stock compensation related to variable accounting of stock options and restricted common stock	$—	$—	$21

Conversion of preferred stock into common stock upon IPO	$—	$—	$138,124

See accompanying notes

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

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

The Company’s first commercial product, Qutenza®, the first prescription strength capsaicin product is a dermal delivery system designed to treat certain neuropathic pain conditions and was approved by the United States Food and Drug Administration (“FDA”) in November 2009 for the management of postherpetic neuralgia (“PHN”). The Company is currently preparing to commercialize Qutenza in the United States with its own sales force and believes that Qutenza will be commercially available in the United States in the first half of 2010.

In May 2009, Qutenza received a marketing authorization (“MA”) in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, the Company entered into a Distribution, Marketing and License Agreement (the “Astellas Agreement”) with Astellas Pharma Europe Ltd. (“Astellas” or “Collaboration Partner”), under which Astellas was granted an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa (“Licensed Territory”).

The Company was incorporated in California as Advanced Analgesics, Inc. on May 28, 1998 and changed its name to NeurogesX, Inc. in September 2000. In February 2007, the Company reincorporated into Delaware. The Company is located in San Mateo, California.

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current-year presentation.

During the third quarter of 2009 the Company transitioned out of the development stage.

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

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consist of raw materials, work in process and finished goods. Raw materials include the active pharmaceutical ingredient for a product to be manufactured, work in process includes the bulk inventory of Qutenza patch and cleansing gel that are in the process of being manufactured or have completed manufacture and are awaiting final packaging, including related internal labor and overhead costs and finished goods include the final packaged kits that contain the Qutenza patch and cleansing gel and that are ready for commercial sale. Qutenza received FDA approval for sale in the United States during the fourth quarter of 2009, and accordingly, all subsequent product manufacturing costs for the U.S. market will be capitalized to inventory.

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Such costs incurred prior to FDA approval had been recorded as research and development expense on the Company’s statement of operations. At December 31, 2009, the inventory amount on the Company’s balance sheet was not material and was included in Prepaid expenses and other current assets.

Prepaid Collaboration Supplies

Costs to manufacture product for supply to Astellas under its supply agreement, including internal labor costs and third party manufacturing, packaging and transportation costs are classified as prepaid collaboration supplies, which is included in Prepaid expenses and other current assets on the Company’s balance sheet, until such time as those supplies are delivered to Astellas.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method and recorded over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the life of the lease or the useful economic life, whichever is shorter.

Revenue Recognition

NeurogesX entered into the Astellas Agreement which provides for an exclusive license for the promotion, distribution and marketing of Qutenza in the Licensed Territory, an option to license NGX-1998, a product candidate that is a non-patch liquid formulation of capsaicin, in the Licensed Territory, participation on a joint steering committee and, through a related supply agreement entered into with Astellas (the “Supply Agreement”), supply of product until direct supply arrangements between Astellas and third party manufacturers are established, which the Company anticipates may be within 18 to 24 months of the execution of the Astellas Agreement. Revenue under this arrangement includes upfront non-refundable fees and may also include additional option payments for the development of and license to NGX-1998, milestone payments upon achievement of certain product sales levels and royalties on product sales.

Revenue recognized from collaborative agreements is based upon the provisions of Codification Topic 605, Revenue, Codification Topic 808, Collaborative Arrangements.

In accordance with Codification subtopic 605-25, Revenue Recognition Multiple Element Arrangements, multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The determination of whether an element can be separated or accounted for as a single unit of accounting is based on the availability of evidence with regard to standalone value of each element. If the fair value of all undelivered performance obligations can be determined, then all obligations would then be accounted for separately as performed. If any element is considered to either: 1) not have standalone value or 2) have standalone value but the fair value of any of the undelivered performance obligations are not determinable, then any undelivered elements of the arrangement would then be accounted for as a single unit of accounting and the multiple elements would be grouped and recognized as revenue over the longest estimated performance obligation period.

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

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition of non-refundable upfront license fees commences when there is a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and there are no further performance obligations under the license agreement.

With respect to the Astellas Agreement and related agreements, the Company views this arrangement as a multiple element arrangement with the key elements consisting of an exclusive license to Qutenza in the Licensed Territory, an obligation to conduct certain development activities associated with NGX-1998, participation on a joint steering committee and supply of Qutenza components to Astellas until such time that Astellas can establish a direct supply relationship with product vendors. Because not all of these elements have both standalone value and objective and reliable evidence of fair value, the Company is accounting for such elements as a single unit of accounting in accordance with Codification subtopic 605-25, Revenue Recognition Multiple Element Arrangements. Further, the agreement provides the Company’s mandatory participation in a joint steering committee, which the Company believes represents a substantive performance obligation and also the estimated last delivered element under the Astellas Agreement and related agreements. Therefore, the Company will recognize revenue associated with upfront payments and license fees ratably over the term of the joint steering committee performance obligation. The Company estimates this performance obligation will be delivered ratably through June 2016.

At the inception of the Astellas Agreement, the upfront license fees were subject to a refund right, which expired upon transfer of the Company’s MA for Qutenza in the European Union to Astellas. In September 2009, the transfer of the MA to Astellas was completed and therefore the upfront license fees became non-refundable and revenue recognition of the upfront license fees commenced in this period.

In the accompanying financial statements, Collaboration revenue represents revenue associated with the Astellas Agreement and related agreements. Deferred revenue arises from the excess of cash received or receivable over cumulative revenue recognized over the term of the Company’s continuing obligations.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses include personnel and personnel related costs, costs associated with pre-clinical and clinical development activities, such as clinical trials, including amounts paid to clinical research organizations and clinical investigators; product and manufacturing costs, such as process development, clinical product supply costs and the cost of commercially saleable product that is manufactured prior to market approval for that product candidate; internal and external costs associated with the Company’s regulatory compliance and quality assurance functions including the costs of outside consultants and contractors that assist in the process of submitting and maintaining regulatory filings; and overhead costs including allocated facility and related expenses.

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

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company recognizes stock-based compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Codification Topic 718, “Compensation-Stock Compensation.” The Company has elected to use the Black-Scholes option valuation model to estimate the fair value of stock options. Stock compensation expense relating to options with acceleration of vesting dependant upon the achievement of milestones is recognized over a period which is the shorter of:

•	the Company’s evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement; or

•	the otherwise stated time-based vesting period.

At December 31, 2009, the Company had three share-based compensation plans, which are described in Note 8.

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

Income taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Uncertain tax positions are evaluated and if appropriate, the amount of unrecognized tax benefits are recorded within deferred tax assets, as further described in Note 11. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Currently, there is no provision for income taxes as the Company has incurred operating losses to date.

Comprehensive (Loss)/ Income

Comprehensive (loss)/income includes net loss and other comprehensive (loss)/income. For each of the years ended December 31, 2009, 2008 and 2007, the difference between comprehensive loss and net loss represented net unrealized gains or losses on available-for-sale securities.

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period less the weighted average unvested common shares subject to repurchase. For purposes of this calculation, warrants and options to purchase common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

	Year Ended December 31,
	2009	2008	2007
	(in thousands except share and per share data)
Numerator:
Net loss	$(21,867)	$(26,035)	$(31,956)
Accretion of redeemable convertible preferred stock	—	—	(4,626)

Net loss attributable to common stockholders	$(21,867)	$(26,035)	$(36,582)

Denominator:
Weighted-average common shares outstanding	17,611,189	17,520,778	9,020,726
Less: Weighted-average unvested common shares subject to repurchase	(393)	(1,363)	(3,099)

Denominator for basic and diluted net loss per share attributable to common stockholders	17,610,796	17,519,415	9,017,627

Basic and diluted net loss per share attributable to common stockholders	$(1.24)	$(1.49)	$(4.06)

	December 31,
	2009	2008	2007
Outstanding securities not included in diluted net loss per share attributable to common stockholders calculation:
Options to purchase common stock	2,264,535	1,392,560	1,132,876
Warrants outstanding	1,265,846	1,265,846	1,151,195
Common stock subject to repurchase	—	785	2,289

	3,530,381	2,659,191	2,286,360

Preferred Stock Warrant Liability

Freestanding warrants for shares that are either puttable or warrants for shares that are redeemable are classified as liabilities on the balance sheet at fair value. At the end of each reporting period, changes in fair value during the period are recorded as a component of other income or expense. In January and February 2007, the Company issued a total of 13,444,450 shares of Series C2 preferred stock at $0.75 per share upon exercise of warrants resulting in aggregate net cash proceeds of $10.1 million. As a result of this transaction, the Company recognized approximately $59,000 as other income related to the change in fair value of the preferred stock warrant liability on the date of the transaction and reclassified $6.8 million from preferred stock warrant liability to preferred stock. In May 2007, with the completion of the Company’s initial public offering at which time the preferred stock warrant liabilities were reclassified to stockholders’ equity (deficit) when the warrants were converted to common stock warrants, the Company ceased to adjust the preferred stock warrant liabilities for changes in fair value. The Company performed a final remeasurement to determine the fair value of such

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial instruments immediately prior to their conversion. The resulting fair value of $426,000 was reclassified to additional paid-in capital. The Company recorded $360,000 reflected as other income for the decrease in estimated fair value of all preferred stock warrants in the year ended December 31, 2007.

Recently Issued Accounting Standards

Not Yet Adopted

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition ( Topic 605)—Multiple-Deliverable Revenue Arrangements (ASU “2009-13”). This guidance modifies previous guidance for multiple element arrangements by requiring the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence or third party evidence of selling price for determining the selling price of a deliverable. In addition, the residual method of allocating arrangement consideration is no longer permitted. This ASU is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its financial position and results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which adds disclosure requirements about transfers in and out of Levels 1 and 2 and separates disclosures about activity relating to Level 3 measurements as well as clarifies input and valuation techniques. This Accounting Standards Update is effective for the first reporting period beginning after December 15, 2009. The Company is currently evaluating the impact of adopting this ASU.

Adopted in 2009

In May 2009, the FASB issued Codification Topic 855, Subsequent Events, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of Codification Topic 855 for the quarter ended June 30, 2009. The adoption of Codification Topic 855 did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles, (Codification Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the single source of authoritative U.S. GAAP. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification was effective for the quarter ended September 30, 2009. The adoption of the Codification did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB ratified Codification Topic 808, Collaborative Arrangements, which applies to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. This issue, among other things, requires certain statement of operations presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. The provisions of Codification Topic 808 are effective for fiscal years beginning on or after December 15, 2008. The Company adopted Codification Topic 808 on January 1, 2009. The adoption of Codification Topic 808 did not have a material impact on the Company’s financial position or results of operations.

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2009, the Company adopted the provisions of Codification Topic 820, Fair Value Measurements and Disclosures, for non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

3.	Cash and Cash Equivalents and Short Term Investments

The following are summaries of cash, cash equivalents and short term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
As of December 31, 2009:
Cash and money market funds	$20,651		$—		$—	$20,651
U.S. Treasury securities	29,916				(8)	29,908

	$50,567	$			$(8)	$50,559

Reported as:
Cash and cash equivalents						$29,695
Short-term investments						20,864

						$50,559

As of December 31, 2008:
Cash and money market funds	$9,933		$—		$—	$9,933
U.S. Treasury securities	14,541		32		—	14,573

	$24,474		$32	$		$24,506

Reported as:
Cash and cash equivalents						$10,435
Short-term investments						14,071

						$24,506

At December 31, 2009 and 2008, the contractual maturities of investments held were less than one year. The Company did not sell any of its investments prior to maturity during the year ended December 31, 2009. During the year ended December 31, 2008, the Company received approximately $32,929,000 in gross proceeds from the sales of certain short-term investments in commercial paper, corporate debt and asset-backed securities. As a result of these sales, during the year ended December 31, 2008, the Company recognized a loss, consisting of both realized gains and realized losses, of approximately $8,000, which was recorded in other income. These gains and losses were computed on a specific identification basis.

4.	Fair Value Measurements

The Company adopted the provisions of Codification Topic 820 “Fair Value Measurements and Disclosures” effective January 1, 2008. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with Codification Topic 820, the following table represents the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis and their level within the fair value hierarchy as of December 31, 2009 and December 31, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair Value Measurements at December 31, 2009:
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$20,037	$—	$—	$20,037
U.S. Treasury securities	29,908	—	—	29,908

Total financial assets measured at fair value	$49,945	$—	$—	49,945

Components of cash and cash equivalents not measured at fair value:
Operating cash				614

Total cash and cash equivalents and short-term investments				$50,559

Fair Value Measurements at December 31, 2008:
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$9,496	$—	$—	$9,496
U.S. Treasury securities	14,573	—	—	14,573

Total financial assets measured at fair value	$24,069	$—	$—	24,069

Components of cash and cash equivalents not measured at fair value:
Operating cash				437

Total cash and cash equivalents and short-term investments				$24,506

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2009	2008
Software	$120	$103
Leasehold improvements	275	275
Office furniture and equipment	288	288
Research equipment	44	39
Computer equipment	555	499
Construction in progress	372	—

	1,654	1,204
Less: accumulated depreciation and amortization	(915)	(736)

Property and equipment, net	$739	$468

Depreciation expense was $184,000, $181,000 and $89,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Construction in progress primarily represents acquisition of software and marketing-related assets that were not yet placed into service by December 31, 2009.

6.	Notes Payable

In July 2006, the Company entered into a venture loan agreement with two venture finance institutions for an aggregate note payable amount of $10,000,000, of which $5,000,000 was drawn in July 2006 and the remaining $5,000,000 was drawn in September 2006. These notes bear interest at 12.21% and 11.75%, respectively. The loan is collateralized by a first priority security interest in the tangible and intangible assets of the Company, excluding intellectual property. These notes required interest only repayment for the period from initial borrowing to October 2006 and July 2007, respectively. Principal and interest repayment on the notes commenced in November 2006 and August 2007, respectively, for 30 months. As of December 31, 2009, outstanding principal under these notes was $191,000. In connection with the notes payable, the Company is restricted from paying cash dividends or distributions on any equity with the exception of dividends payable solely in capital stock.

A debt premium of $469,000 related to the initial fair value of warrants to purchase 840,000 shares of Series C2 preferred stock issued in connection with the loan agreement was recorded upon issuance of the notes. Upon closing of the Company’s Initial Public Offering, (IPO), in May 2007, these warrants were converted into warrants to purchase 56,000 shares of the Company’s common stock. As of December 31, 2009, the entire debt premium had been fully amortized, and interest expense for the debt premium for the years ended December 31, 2009, 2008 and 2007 was $80,000, $156,000 and $156,000, respectively.

Interest expense, including expense associated with the valuation of warrants, recognized in connection with all loans was $276,000, $792,000 and $1,219,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, the remaining outstanding principal balance for such loans was $191,000, which was paid in full in January 2010.

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Commitments and Contingencies

Operating Leases

The Company entered into an operating lease in September 2007 for its corporate headquarters, consisting of approximately 26,386 square feet of office space in San Mateo, California. The lease, which expires in July 2012, includes total base rent of $2.3 million, a period of free rent and rent escalation, all of which are accounted for on a straight line basis over the lease term. Also included in the terms of the lease is a tenant improvement allowance of $106,000, which was received in 2009, was recorded to deferred rent and will be amortized on a straight-line basis over the remaining term of the lease. The Company’s obligation under the sublease is secured by a letter of credit in the amount of $240,000, and in accordance with the provisions of the sublease agreement, the Company can reduce the letter of credit, if certain conditions are met, by $40,000 on each of the first three anniversaries of the lease commencement date. As a result of having met these conditions, the Company reduced the letter of credit to $160,000 at December 31, 2009, of which the full amount is secured by a certificate of deposit that is included in the Company’s balance sheet at December 31, 2009 as restricted cash. The Company has a deferred rent liability of $414,000 as of December 31, 2009, of which $291,000 is classified as a non-current liability.

Total rent expense under all operating leases, which also includes rent expense for certain office equipment, was $467,000, $489,000 and $335,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum payments under all noncancelable operating lease obligations are as follows as of December 31, 2009 (in thousands):

Year End December 31,
2010	$581
2011	634
2012	391
2013	15
2014	—

Total minimum lease payments	$1,621

Purchase Obligations

As of December 31, 2009, the Company had approximately $1.6 million in purchase obligations. These obligations relate to future purchases and commitments to third party manufacturers of Qutenza and NGX-1998 for manufacturing, stability and related services including reimbursable amounts from Astellas for the Supply of Qutenza based on Astellas agreement

2006 Acquisition Bonus Plan

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

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under these agreements is unknown because it involves the potential for future claims that may be made against the Company, but have not yet been made. To date, the Company has not received any claims under its various indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2009.

The Company may be subject to various legal disputes that arise in the normal course of business. These matters may include contract disputes, intellectual property matters, product liability actions, and other matters. The Company does not know whether it would prevail in these matters nor can it be assured that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, the Company does not believe that any of these disputes will have a material adverse impact on the Company’s results of operations, liquidity or financial position.

8.	License Agreements

Collaboration Agreement—Astellas

In June 2009, NeurogesX entered into the Astellas Agreement granting Astellas an exclusive license to commercialize Qutenza in the Licensed Territory. The Astellas Agreement provided for an upfront payment for past development and the commercialization rights granted, of 30,000,000 Euro, or $41,817,000. In addition, the agreement provided for an upfront payment of 5,000,000 Euro, or $6,970,000, for future development expenses and an option to license NGX-1998, a product candidate in Phase 1 development. Other elements of the Astellas Agreement include future milestone payments of up to 65,000,000 Euro if certain predefined sales thresholds of the products licensed under the agreement are met and royalties, as a percentage of net sales made by Astellas of products under the agreement, with such royalties starting in the high teens and escalating into the mid twenties as revenues increase. The Company is participating on a joint steering committee with Astellas to oversee the development and commercialization activities related to Qutenza and NGX-1998 during the term of the agreement, not to exceed ten years. On the seventh anniversary of the Astellas Agreement, the Company has the unilateral right to opt-out of participation on the joint steering committee. The Astellas Agreement further provides that upon delivery of certain data related to NGX-1998, Astellas may pay two additional NGX-1998 option payments totaling 5,000,000 Euro. Subsequent to Astellas’ exercise of the option to exclusively license NGX-1998 in the Territory, both companies would cooperate on Phase III clinical trials and will share such costs equally.

As of December 31, 2009, the Company had deferred revenue totaling $46,843,000, of which $7,242,000 is reflected as current. The Astellas upfront license fee and option payments are accounted for as a single unit of accounting, and accordingly, such payments will be recognized ratably through June 2016, which is the Company’s estimate of its substantive performance obligation period related to the joint steering committee. The Company commenced recognizing revenue related to the upfront and option payments upon transfer of the MA for Qutenza to Astellas, which occurred in September 2009 and accordingly recognized $1,944,000 million as Collaboration revenue in the year ended December 31, 2009. Subsequent option exercise payments received, if any, are expected to be recognized ratably over the remaining estimated period of performance.

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pursuant to the Supply Agreement, the Company has agreed to provide Astellas with a sufficient supply of Qutenza to support their commercialization efforts until Astellas can establish a direct supply relationship with product vendors. These products will be charged to Astellas at the Company’s direct “Cost of Goods” without markup for profit. The Company will report amounts received from product transactions under Codification Topic 808, Collaborative Arrangements, net of direct costs incurred as a component of Collaboration revenue.

University Of California

In October 2000 and as amended, the Company licensed certain patents from the University of California (“UC”) for prescription strength capsaicin for neuropathic pain. Under the terms of the agreement, the Company is required to pay royalties on net sales of the licensed product up to a maximum of $1,000,000 per annum as well as a percentage of upfront and milestone payments received by the Company from sublicensing the Company’s rights under the agreement (“Sublicense Fee”). As a result of the Astellas license payment received in July 2009, the Company accrued a $1,213,000 sublicense fee to research and development expense during the third quarter of 2009, which was paid in February 2010.

LTS Lohmann Therapie-Systeme AG

In January 2007, the Company entered into a Commercial Supply and License Agreement (“LTS Agreement”) with LTS Lohmann Therapie-Systeme AG (“LTS”) to manufacture commercial and clinical supply of Qutenza. Under the terms of the agreement, the Company is required to pay a transfer price for product purchased as well as a royalty on net sales of product purchased under the LTS Agreement. Additionally, upon first market approval of Qutenza, the Company is required to make a one time milestone payment of €100,000. During the second quarter of 2009, the Company received market approval of Qutenza in the European Union and as a result, paid LTS a one time milestone payment of €100,000, or approximately $140,000, which was charged to research and development expense.

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

On December 28, 2007, the Company completed the first closing of a private placement in which the Company sold 3,638,741 shares of common stock at $6.18 per share and warrants at $0.125 per share to purchase an additional 1,091,622 shares of its common stock. The stock and warrants were offered solely to accredited investors. On January 3, 2008, the Company completed the second closing of the private placement in which the Company issued 382,170 shares of common stock at $6.18 per share and warrants at $0.125 per share to purchase an additional 114,651 shares of its common stock. The warrants from both closings have a term of five years,

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contain a net-exercise provision, and have an exercise price of $8.034 per share. The fair value of the warrants issued in the first closing was $3,411,000 and the fair value of the warrants issued in the second closing was approximately $420,000. The fair value of the warrants issued in both closings was allocated from the net proceeds of the financing and was recorded in additional paid-in capital. The net cash proceeds to the Company from both closings, after deducting expenses of $1,195,000 totaled $23,805,000.

In connection with the Series C2 preferred stock financing and the exercise of warrants associated with the Series C2 preferred stock offering, the Company committed to issue to a consultant a total of 33,333 shares of common stock from November 2005 through February 2007. These shares were issued in June 2007 and the aggregate non-cash value of $291,000 was recorded in additional paid-in capital.

2000 Stock Incentive Plan

The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) provides for the grant of incentive and nonstatutory stock options by the board of directors to employees, officers, directors, and consultants of the Company. Incentive stock options may be granted with exercise prices not less than estimated fair value, and nonstatutory stock options may be granted with an exercise price of not less than 85% of the estimated fair value of the common stock on the date of grant, as determined by the board of directors. Options granted under the 2000 Plan expire no later than 10 years from the date of grant. Options granted and shares underlying stock purchase rights issued under the 2000 Plan vest over periods determined by the board of directors, generally over four to six years. Unvested shares of common stock purchased under stock purchase rights are subject to a repurchase option by the Company upon termination of the purchaser’s employment or services. The repurchase right lapses over a period of time as determined by the board of directors. At December 31, 2009 there were no stock purchase rights outstanding subject to a repurchase right by the Company. For certain options, vesting accelerates upon the achievement of specified milestones. The 2000 Plan terminates automatically 10 years after its adoption by the board of directors.

The 2000 Plan allows for the early exercise of stock options prior to vesting. The Company has issued an aggregate of 11,945 shares of common stock pursuant to the early exercise of stock options, which are not deemed to be issued until those shares vest. As of December 31, 2009, all early exercised shares were fully vested.

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

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s 2007 Stock Plan also provides for the automatic grant of non-statutory options to the Company’s non-employee directors. Each non-employee director that is newly appointed to the board of directors after the Company’s IPO will receive an initial option to purchase 20,000 shares upon such appointment. Additionally, non-employee directors who have been directors for at least six months will receive a subsequent option to purchase 10,000 shares immediately following each annual meeting of the Company’s stockholders.

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

The Purchase Plan was effective upon the completion of the Company’s IPO, at which time a total of 333,333 shares of the Company’s common stock were made available for sale. Annual increases in the number of shares available for issuance will be made on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year. The annual increases will be equal to the lesser of: (a) 2% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; (b) 533,333 shares; or (c) such other amount as may be determined by the board of directors. In the years ended December 31, 2009, 2008 and 2007, 52,510, 51,217 and 15,367 shares were issued, respectively. As of December 31, 2009, 907,604 shares were reserved for future issuance under the Purchase Plan.

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under both the 2000 Stock Incentive and 2007 Stock plans:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2006	165,429	817,234	$2.72
Shares authorized	1,333,333	—	—
Options granted	(526,407)	526,407	$9.06
Options exercised	—	(160,993)	$1.73
Options canceled	47,283	(47,283)	$5.83

Balance at December 31, 2007	1,019,638	1,135,365	$5.69
Additional shares authorized	854,954	—	—
Options granted	(486,750)	486,750	$4.37
Options exercised	—	(38,210)	$2.39
Options canceled	190,360	(190,360)	$5.79

Balance at December 31, 2008	1,578,202	1,393,545	$5.31
Additional shares authorized	878,459	—	—
Options granted	(1,061,642)	1,061,642	$3.85
Options exercised	—	(105,247)	$2.76
Options canceled	85,405	(85,405)	$7.68

Balance at December 31, 2009	1,480,424	2,264,535	$4.65

Stock-Based Compensation Expense under Codification Topic 718

In accordance with the provisions of Codification Topic 718, “Compensation-Stock Compensation,” stock-based compensation expense for awards made to employees and directors is measured at the date of grant, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period. During the years ended December 31, 2009, 2008 and 2007, total stock-based compensation expense recorded was $2,492,000, $1,490,000 and $1,462,000, respectively.

The fair value for the Company’s employee stock options was estimated at the date of grant using the Black-Scholes valuation model with the following average assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected volatility	70%	70%	72%
Expected term (years)	6.0	6.0	6.0
Risk-free interest rate	2.2%	3.0%	4.2%
Dividend yield	0%	0%	0%

The Company’s computation of expected volatility for the years ended December 31, 2009, 2008 and 2007 is based on an average of the historical volatility of a peer-group of similar companies. The Company’s computation of expected term in the years ended December 31, 2009, 2008 and 2007 utilizes the simplified method in accordance with SAB No. 107, as further extended by SAB No. 110. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Stock compensation expense relating to options with acceleration of vesting dependent upon the achievement of milestones is recognized on a straight-line basis over a period which is the shorter of:

•	the Company’s evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement; or

•	the otherwise stated time-based vesting period.

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents stock option activity for the year ended December 31, 2009:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at beginning of period	1,393,545	$5.31
Granted	1,061,642	3.85
Exercised	(105,247)	2.76
Forfeited	(47,809)	6.55
Expired	(37,596)	9.11

Outstanding options at end of period	2,264,535	$4.65	7.91	$7,607,000

Options expected to vest at end of period	2,202,011	$4.63	7.88	$7,457,000

Exercisable options at end of period	1,550,090	$4.29	7.48	$5,833,254

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 was $2.47, $2.81 and $6.96 per share, respectively. Total intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $511,000, $45,000, and $157,000, respectively. Cash received from stock option exercises and employee stock purchases under its employee stock purchase plan for the year ended December 31, 2009 was $365,000. Because of the Company’s net operating losses, the Company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the years ended December 31, 2009, 2008 and 2007. As of December 31, 2009, the total unamortized compensation expense related to stock-based awards granted to employees and directors was $2,551,000, and it is expected to be amortized over the next 3.8 years.

The Company accounts for its Purchase Plan as a compensatory plan and recorded compensation expense of approximately $67,000, $118,000 and $74,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company accounts for the Purchase Plan in accordance with Codification Topic 718, “Compensation-Stock Compensation.” The estimated fair value of shares granted under the Purchase Plan was determined at the date of grant using the Black-Scholes pricing model with the following assumptions:

	Years Ended December 31,
	2009	2008	2007
Expected dividend yield	0%	0%	0%
Expected volatility	56 – 89%	44 – 83%	44 – 68%
Expected life (in years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.2 – 2.1%	0.8 – 5.0%	3.6 – 5.0%

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

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Rescission of Stock Option Exercises

During 2004, the Company allowed the rescission of two stock option exercises by an executive and a director for a total of 23,333 shares of common stock. In accordance with the provisions of Codification Topic 718, “Compensation-Stock Compensation”, the rescissions of the exercises were treated as though each award was regranted on the respective dates of the rescissions and thus the awards were subject to variable accounting. Additional stock compensation associated with the rescission was not material. Stock compensation expense relating to variable accounting for these options was $(139,000) for the year ended December 31, 2007. No compensation expense was recorded in 2008 or 2009 as the stock options subject to variable accounting discussed above were fully vested by December 31, 2007.

10.	Redeemable Convertible Preferred Stock and Preferred Stock Warrant Liability

The carrying value of the Company’s Series A, Series B, Series C, and Series C2 preferred stock was increased by periodic accretion, using the effective interest method, so that the carrying amount would equal the redemption value at the redemption date. Upon completion of the Company’s IPO in May 2007, all of the existing shares of the Company’s preferred stock were converted to 8,722,013 shares of common stock and therefore all periodic accretion ceased immediately prior to the IPO. The Company recorded $4,626,000 relating to accretion for the year ended December 31, 2007.

In connection with the Company’s Series C2 preferred stock financing, warrants to purchase 13,444,450 shares of Series C2 preferred stock at a purchase price of $0.75 per share were issued to investors. The initial fair value of these warrants of $3,070,000 was recognized as a liability and allocated from the proceeds of the preferred stock financing thus reducing the carrying value of the preferred stock. In January and February 2007, these warrants were exercised, resulting in aggregate net cash proceeds of approximately $10,083,000. As a result of this transaction, in the first quarter of 2007 the Company recognized approximately $59,000 as other income related to the change in fair value of the warrant liability on the date of the transaction and reclassified approximately $6,763,000 from preferred stock warrant liability to preferred stock.

The Company has valued its warrants to purchase its preferred stock using the Black-Scholes valuation method. The assumptions used in valuing these warrants are presented in the table below. There were no warrants that were subject to fair value remeasurement after of all the warrants to purchase preferred stock converted to warrants to purchase common stock as a result of the Company’s IPO, therefore assumptions used in valuing these warrants are presented only for the periods in which there were periodic remeasurements.

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the period from January 1, 2007 to May 7, 2007, the expected dividend yield, expected volatility, expected life and the risk free interest rate were 0%, 59-74%, 1.6-6.8, 4.6-4.9% respectively.

For the year ended December 31, 2007, the Company recorded approximately $360,000, reflected as other income for the decrease in fair value of all preferred stock warrants and has ceased to record any further periodic fair value adjustments.

11.	Income Taxes

Due to the ongoing operating losses and the inability to recognize any income tax benefit, there is no provision for income taxes.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2009	2008
Accrued expenses and other current assets	$392	$362
Net operating loss carryforward	47,333	37,621
Capitalized research	6,797	8,650
Research and development and other credits	2,713	2,002
Basis difference in fixed assets	200	167
Stock options	1,394	990

Total deferred tax assets	58,829	49,792
Valuation allowance	(58,829)	(49,792)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9,037,000 during 2009; decreased by $2,414,000 during 2008; and increased by $12,369,000 during 2007. Our deferred tax assets reflect an estimate of the potential limitation of our utilization of our net operating loss carryforwards and research and development and other credits.

As of December 31, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $120,248,000 which will begin to expire in the year 2020 and federal research and development tax credits of approximately $894,000 which will begin to expire in the year 2020. The Company also had orphan drug credits of approximately $140,000 which will begin to expire in the year 2029.

As of December 31, 2009, the Company had net operating loss carryforwards for state income tax purposes of approximately $91,302,000 which will begin to expire in the year 2012 and state research and development tax credits of approximately $2,583,000 which have no expiration date.

Utilization of the net operating losses may be subject to substantial annual limitation due to federal and state ownership limitations. The annual limitation could result in the expiration of the net operating losses before utilization.

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company received payments from Astellas related to the License Agreement in 2009 and has deferred approximately $46,843,000 to future years for book purposes. For tax purposes, the Company expects to elect to use the deferral method to reflect the upfront payments from Astellas for tax purposes. In accordance with IRS Revenue Procedure 2004-34, the deferral method allows taxpayers to defer advance payments to the next succeeding year to the extent that the advance payments are not recognized in revenues in the taxable year of receipt. While management expects that the Company will likely recognize some of the deferred tax asset related to its net operating loss carryforwards as a result of the taxable income generated by these payments, a full valuation allowance has been established for the net operating loss and credit carryovers and for future tax benefits for the deferred tax assets related to the other temporary deductible differences.

Codification Topic 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Codification Topic 740, Income Taxes, also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN No. 48, as codified in Codification Topic 740, Income Taxes, effective January 1, 2007. In accordance with FIN No. 48, paragraph 19, the Company has decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN No. 48, the Company recorded $2,087,000 in unrecognized tax benefits as a reduction to deferred tax assets, all of which are currently offset by a full valuation allowance that had no effect on the beginning balance of accumulated deficit.

The Company had unrecognized tax benefits of $1,794,000 and $1,628,000 as of December 31, 2009 and December 31, 2008, respectively, all of which are offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate for the periods presented. There was no interest or penalties accrued at the adoption date or for any period presented.

The Company files income tax returns in the U.S. federal and California state tax jurisdictions. The tax years 2000 to 2009 remain open to examination by the U.S. and California state tax authorities.

A reconciliation of the change in the unrecognized tax benefits balance from January 1, 2007 to December 31, 2009 is as follows:

(In thousands)	Federal and State Tax
Balance as of January 1, 2007	$2,087
Additions for tax positions related to current year	745
Additions for tax positions related to prior years	—

Balance as of December 31, 2007	$2,832
Additions for tax positions related to current year	103
Additions for tax positions related to prior years	(1,307)

Balance at December 31, 2008	1,628
Additions for tax positions related to current year	159
Additions for tax positions related to prior years	7

Balance at December 31, 2009	$1,794

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Unaudited Quarterly Information

Certain unaudited quarterly financial information for the years ended December 31, 2009 and 2008 is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2009
Collaboration revenue	$—	$—	$119	$1,887
Net Loss	$(4,602)	$(5,432)	$(6,756)	$(5,077)
Basic and diluted net loss per share attributable to common stockholders	$(0.26)	$(0.31)	$(0.38)	$(0.29)

2008
Net Loss	$(7,990)	$(6,944)	$(6,313)	$(6,313)
Basic and diluted net loss per share attributable to common stockholders	$(0.46)	$(0.40)	$(0.36)	$(0.36)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

Management assessed our internal control over financial reporting as of December 31, 2009, the end of our last fiscal year. Management based its assessment on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

There have not been any changes in our internal controls over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The information required to be disclosed under this Item, other than as set forth below, is incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders where it appears under the heading “Directors and Executive Officers.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all forms that they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal 2009, our executive officers, directors and ten-percent stockholders complied with all applicable filing requirements.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by stockholders	2,264,535	$4.65	2,388,028
Equity compensation plans not approved by stockholders	1,265,846	$8.18	—

Total	3,530,381	$5.92	2,388,028

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements (included in Part II of this report):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Stockholders’ Equity (Deficit)

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

None—All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3)	Exhibits:

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11(2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12(2)	Form of Warrant to Purchase Common Stock.

10.1(3)	2007 Stock Plan as amended.

Exhibit Number	Exhibit Title
10.2(1)	2007 Employee Stock Purchase Plan.

10.3(1)	Form of Indemnification Agreement entered into between NeurogesX, Inc. and each of its directors and officers.

10.4(4)	Exclusive License Agreement between NeurogesX, Inc. and The Regents of the University of California, executed as of October 6, 2008.

10.5(1)†	Clinical Supply, Development and License Agreement between NeurogesX, Inc. and LTS Lohmann Therapie-Systeme AG, dated as of January 15, 2004.

10.6(5)†	Manufacturing and Supply Agreement, effective as of August 19, 2008 between NeurogesX, Inc. and Formosa Laboratories, Inc.

10.7(4)†	Commercial Supply and License Agreement with Lohmann Therapie-Systeme AG and NeuorgesX, Inc., effective as of January 2007.

10.8(4)	Amended and Restated Executive Employment Agreement by and between NeurogesX, Inc. and Anthony DiTonno, effective as of December 31, 2008.

10.9(4)	Amended and Restated Executive Employment Agreement by and between NeurogesX, Inc. and Stephen Ghiglieri, effective as of December 31, 2008.

10.10(4)	Amended and Restated Executive Employment Agreement by and between NeurogesX, Inc. and Keith Bley, effective as of December 31, 2008.

10.11(4)	Amended and Restated Executive Employment Agreement by and between NeurogesX, Inc. and Michael Markels, effective as of December 31, 2008.

10.12(4)	Amended and Restated Executive Employment Agreement by and between NeurogesX, Inc. and Jeffrey Tobias, effective as of December 31, 2008.

10.13(4)	Amended and Restated Executive Employment Agreement by and between NeurogesX, Inc. and Russell Kawahata, effective as of December 31, 2008.

10.14(4)	Amended and Restated Executive Employment Agreement by and between NeurogesX, Inc. and Susan Rinne, effective as of December 31, 2008.

10.15(6)	Sublease between NeurogesX, Inc. and Oracle USA, Inc., dated September 6, 2007.

10.16(2)	Securities Purchase Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

10.17(7)	Distribution, Marketing and License Agreement between NeurogesX, Inc. and Astellas Pharma Europe Limited, effective as of June 19, 2009.

10.18(7)	Supply Agreement between NeurogesX, Inc. and Astellas Pharma Europe Limited, effective as of June 19, 2009.

21.1(1)	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 93).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(3)	Incorporated by reference from our registration statement on Form S-8, filed with the Securities and Exchange Commission on November 6, 2009.
(4)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2009.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2008.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2007.
(7)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on July 1, 2009.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(b)	Exhibits

The exhibits listed under Item 14(a)(3) hereof are filed as part of this Form 10-K other than Exhibit 32.1 which shall be deemed furnished.

(c)	Financial Statement Schedules

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

Dated: March 19, 2010

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

Signature	Title	Date

/S/ ANTHONY A. DITONNO Anthony A. DiTonno	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2010

/S/ STEPHEN F. GHIGLIERI Stephen F. Ghiglieri	Chief Financial Officer (Principal Financial and Accounting Executive)	March 19, 2010

/S/ JEAN-JACQUES BIENAIMÉ Jean-Jacques Bienaimé	Chairman of the Board of Directors	March 19, 2010

/S/ NEIL M. KURTZ Neil M. Kurtz	Director	March 19, 2010

/S/ ROBERT T. NELSEN Robert T. Nelsen	Director	March 19, 2010

/S/ BRAD GOODWIN Brad Goodwin	Director	March 19, 2010

/S/ JOHN ORWIN John Orwin	Director	March 19, 2010