Form 10-Q
period 2010-03-31
NeurogesX Inc
filed 2010-05-13
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Number of shares of common stock, $0.001 par value, outstanding as of April 30, 2010: 17,736,147

NEUROGESX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

NeurogesX, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2010	December 31, 2009
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$23,820	$29,695
Short term investments	16,291	20,864
Receivable from collaborative partner	513	678
Prepaid expenses and other current assets	1,275	769
Restricted cash	40	40
Inventories, net	589	—

Total current assets	42,528	52,046

Property and equipment, net	930	739
Restricted cash	120	120

Total Assets	$43,578	$52,905

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current Liabilities
Accounts payable	$839	$65
Accrued compensation	1,166	2,157
Accrued license fees	—	1,213
Accrued research and development	285	670
Other accrued expenses	4,292	1,222
Deferred revenue	7,242	7,242
Notes payable - current portion	—	191

Total current liabilities	13,824	12,760

Non-current liabilities
Deferred revenue	37,815	39,601
Deferred rent	250	291

Total non-current liabilities	38,065	39,892

Commitments and contingencies

Stockholders’ equity (deficit):
Common Stock	18	18
Additional paid-in capital	212,846	212,254
Accumulated other comprehensive loss	(1)	(8)
Accumulated deficit	(221,174)	(212,011)

Total stockholders’ equity (deficit)	(8,311)	253

Total liabilities and stockholders’ equity (deficit)	$43,578	$52,905

See accompanying notes.

NeurogesX, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Collaboration revenue	$1,786	$—

Operating expenses:
Research and Development	2,123	2,326
Selling, general and administrative	8,806	2,189

Total operating expenses	10,929	4,515

Loss from operations	(9,143)	(4,515)
Interest income	8	40
Interest expense	(4)	(120)
Other income (expense), net	(24)	(7)

Net loss	$(9,163)	$(4,602)

Basic and diluted net loss per share	$(0.52)	$(0.26)

Shares used to compute basic and diluted net loss per share	17,726,153	17,568,600

See accompanying notes.

NeurogesX, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(9,163)	$(4,602)
Adjustments to reconcile net loss to cash used in operating activities:

Depreciation	77	49
Amortization of debt issuance costs	4	42
Amortization of investment premiums	104	36
Stock based compensation	574	507
Changes in operating assets and liabilities:
Receivable from collaboration partner	165	—
Inventories	(589)	—
Prepaid expenses and other current assets	(501)	50
Accounts payable	774	108
Accrued compensation	(991)	(438)
Accrued research and development	(385)	(444)
Accrued license fees	(1,213)	—
Deferred revenue	(1,786)	—
Deferred rent	(26)	128
Other accrued expenses	3,055	46

Net cash used in operating activities	(9,901)	(4,518)

Investing activities
Purchases of short-term investments	(6,028)	(8,524)
Proceeds from maturities of short-term investments	10,504	10,250
Purchases of property and equipment	(267)	(1)

Net cash provided by investing activities	4,209	1,725

Financing activities
Repayment of notes payable	(191)	(1,081)
Proceeds from issuance of common stock	8	—

Net cash used by financing activities	(183)	(1,081)

		—
Net decrease in cash and cash equivalents	(5,875)	(3,874)
Cash and cash equivalents, beginning of period	29,695	10,435

Cash and cash equivalents, end of period	$23,820	$6,561

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

The Company’s first commercial product, Qutenza®, the first prescription strength capsaicin product is a dermal delivery system designed to treat certain neuropathic pain conditions and was approved by the United States Food and Drug Administration (“FDA”) in November 2009 for the management of postherpetic neuralgia (“PHN”). In April 2010, the Company made Qutenza commercially available in the United States through its specialty distribution network supported by its own sales force.

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

The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date. The unaudited condensed consolidated interim financial statements and related disclosures have been prepared with the presumption that users of such information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 contained in the Company’s 2009 Form 10-K.

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current-year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

NeurogesX entered into the Astellas Agreement which provides for an exclusive license by the Company to Astellas for the promotion, distribution and marketing of Qutenza in the Licensed Territory, an option to license NGX-1998, a product candidate that is a non-patch liquid formulation of capsaicin, in the Licensed Territory, participation on a joint steering committee and, through a related supply agreement entered into with Astellas (the “Supply Agreement”), supply of product until direct supply arrangements between Astellas and third party manufacturers are established, which the Company anticipates may be within 18 to 24 months of the execution of the Astellas Agreement. Revenue under this arrangement includes upfront non-refundable fees and may also include additional option payments for the development of and license to NGX-1998, milestone payments upon achievement of certain product sales levels and royalties on product sales.

Revenue recognized from collaborative agreements is based upon the provisions of Codification Topic 605, Revenue, Codification Topic 808, Collaborative Arrangements.

In accordance with Codification subtopic 605-25, Revenue Recognition Multiple Element Arrangements, multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The determination of whether an element can be separated or accounted for as a single unit of accounting is based on the availability of evidence with regard to standalone value of each delivered element. If the fair value of all undelivered performance obligations can be determined, then all obligations would then be accounted for separately as performed. If any delivered element is considered to either: 1) not have standalone value or 2) have standalone value but the fair value of any of the undelivered performance obligations are not determinable, then any delivered elements of the arrangement would be accounted for as a single unit of accounting and the multiple elements would be grouped and recognized as revenue over the longest estimated performance obligation period.

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

With respect to the Astellas Agreement and related agreements, the Company views this arrangement as a multiple element arrangement with the key elements consisting of an exclusive license to Qutenza in the Licensed Territory, an obligation to conduct certain development activities associated with NGX-1998, participation on a joint steering committee and supply of Qutenza components to Astellas until such time that Astellas can establish a direct supply relationship with product vendors. Because not all of these elements have both standalone value and objective and reliable evidence of fair value, the Company is accounting for such elements as a single unit of accounting in accordance with Codification subtopic 605-25, Revenue Recognition Multiple Element Arrangements. Further, the agreement provides for the Company’s mandatory participation in a joint steering committee, which the Company believes represents a substantive performance obligation and also the estimated last delivered element under the Astellas Agreement and related agreements. Therefore, the Company is recognizing revenue associated with upfront payments and license fees ratably over the term of the joint steering committee performance obligation. The Company estimates this performance obligation will be delivered ratably through June 2016.

At the inception of the Astellas Agreement, the upfront license fees were subject to a refund right, which expired upon transfer of the Company’s MA for Qutenza in the European Union to Astellas. In September 2009, the transfer of the MA to Astellas was completed and therefore the upfront license fees became non-refundable and revenue recognition of the upfront license fees commenced.

In the accompanying financial statements, Collaboration revenue represents revenue associated with the Astellas Agreement and related agreements. Deferred revenue arises from the excess of cash received or receivable over cumulative revenue recognized over the term of the Company’s continuing obligations.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consist of raw materials, work in process and finished goods. Raw materials include certain starting materials used in the production of the active pharmaceutical ingredient of Qutenza. Work in process includes the bulk inventory of the active pharmaceutical ingredient, patches and cleansing gel of Qutenza that are in the process of being manufactured or have completed manufacture and are awaiting final packaging, including related internal labor and overhead costs. Finished goods include the final packaged kits that contain the Qutenza patch and cleansing gel and that are ready for commercial sale. Qutenza received FDA approval for sale in the United States during the fourth quarter of 2009, and accordingly, all product manufacturing costs incurred subsequent to FDA approval in the U.S. market were capitalized to inventory. Such costs incurred prior to FDA approval had been recorded as research and development expense on the Company’s statement of operations. As a result, inventory balances for the next few quarters may reflect a lower average per unit cost. On a quarterly basis, the Company analyzes its inventory levels and writes down inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenues.

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

•

compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Codification Topic 718 (formerly Statement of Financial Accounting Standards No. 123R, Share-Based Payment).

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

The following tables show the assumptions used to compute stock-based compensation expense for stock options granted to employees and members of the board of directors and the assumptions used to compute stock-based compensation expense for the Company’s Employee Stock Purchase Plan (“ESPP”) for the three-month periods ended March 31, 2010 and 2009 using the Black-Scholes valuation model:

	Three Months Ended March 31,
	2010	2009
Stock Options
Expected dividend yield	0%	0%
Expected volatility	72%	70%
Expected life (in years)	6.0	6.0
Risk-free interest rate	2.8%	1.8%

ESPP
Expected dividend yield	0%	0%
Expected volatility	46 – 89%	56 – 83%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	0.1 – 1.0%	0.8 – 2.1%

Comprehensive Loss

The Company reports comprehensive loss and its components as part of total stockholders’ equity (deficit). Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale investments. For the three months ended March 31, 2010 and 2009, comprehensive loss was as follows:

	Three Months Ended March 31,
	2010	2009
Net loss	$(9,163)	$(4,602)
Changes in unrealized gains (losses)	7	(23)

Total comprehensive loss	$(9,156)	$(4,625)

The fluctuation in accumulated other comprehensive income represents the net change in fair value for invested assets as a result of changes in interest rates and other factors affecting fair value and as a result of unrealized gains. The cumulative effect of these periodic fluctuations is reflected as other comprehensive income on the accompanying condensed consolidated balance sheets.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period less the weighted average unvested common shares subject to repurchase and without consideration of common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share and share equivalents outstanding for the period, less the weighted average unvested common shares subject to repurchase. For purposes of this calculation, warrants and options to purchase common stock are considered to be common equivalent shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2010	2009
	(in thousands except share and per share data)
Numerator:
Net loss	$(9,163)	$(4,602)

Denominator:
Weighted-average common shares outstanding	17,726,153	17,569,201
Less: Weighted-average unvested common shares subject to repurchase	—	(601)

Denominator for basic and diluted net loss per share	17,726,153	17,568,600

Basic and diluted net loss per share	$(0.52)	$(0.26)

	March 31,
	2010	2009
Common stock equivalents not included in diluted net loss per share because their effect will be anti-dilutive:
Options to purchase common stock	2,791,906	1,999,937
Warrants outstanding	1,265,846	1,265,846
Common stock subject to repurchase	—	417

	4,057,752	3,266,200

Recently Issued and Adoption of New Accounting Standards

In October 2009, the FASB (Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements (ASU “2009-13”). This guidance modifies previous guidance for multiple element arrangements by allowing the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling price for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price is not available. In addition, the residual method of allocating arrangement consideration is no longer permitted. This ASU is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted beginning in interim periods ended September 30, 2009. The Company is currently evaluating the impact of adopting this ASU on its financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06), which adds disclosure requirements about transfers in and out of Levels 1 and 2 and separates disclosures about activity relating to Level 3 measurements as well as clarifies input and valuation techniques. This Accounting Standards Update is effective for the first reporting period beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material effect on the Company’s financial position or results of operations.

Note 3. License Agreements

COLLABORATION AGREEMENT - ASTELLAS

In June 2009, NeurogesX entered into the Astellas Agreement whereby the Company provided an exclusive license to Astellas commercialize Qutenza in the Licensed Territory. The Astellas Agreement provided for an upfront payment for past development and the commercialization rights granted, of 30,000,000 Euro, or $41,817,000. In addition, the agreement provided for an upfront payment of 5,000,000 Euro, or $6,970,000, for future development expenses and an option to license NGX-1998, a product candidate in Phase 1 development. Other elements of the Astellas Agreement include future milestone payments of up to 65,000,000 Euro if certain predefined sales thresholds of the products licensed under the agreement are met and royalties, as a percentage of net sales of products under the agreement, with such royalties starting in the high teens and escalating into the mid twenties as revenues increase. The Company is participating on a joint steering committee with Astellas to oversee the development and commercialization activities related to Qutenza and NGX-1998 during the term of the agreement, not to exceed ten years. On the seventh anniversary of the Astellas Agreement, the Company has the unilateral right to opt-out of participation on the joint steering committee. The Astellas Agreement further provides that upon delivery of certain data related to NGX-1998, Astellas may pay two additional NGX-1998 option payments totaling 5,000,000 Euro. Subsequent to Astellas’ exercise of the option to exclusively license NGX-1998 in the Territory, both companies would cooperate on Phase III clinical trials and will share such costs equally.

As of March 31, 2010, the Company recorded deferred revenue totaling $45,057,000, of which $7,242,000 is reflected as the current portion of deferred revenue. The Astellas upfront license fee and option payments are accounted for as a single unit of accounting, and accordingly, such payments will be recognized ratably through June 2016, which is the Company’s estimate of its substantive performance obligation period related to the joint steering committee. The Company commenced recognizing revenue related to the upfront and option payments upon transfer of the MA for Qutenza to Astellas, which occurred in September 2009, and accordingly, recognized $2,006,000 and $1,786,000 million as Collaboration revenue in the year ended 2009 and for the three months ended March 31, 2010, respectively. Subsequent option exercise payments received, if any, are expected to be recognized ratably over the remaining estimated period of performance.

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

Pursuant to the Supply Agreement, the Company has agreed to provide Astellas with a sufficient supply of Qutenza to support their commercialization efforts until Astellas can establish a direct supply relationship with product vendors. These products will be charged to Astellas at the Company’s direct “Cost of Goods” without markup for profit. The Company will report amounts received from product transactions under Codification Topic 808, net of direct costs incurred as a component of Collaboration revenue.

UNIVERSITY OF CALIFORNIA

In October 2000 and as amended, the Company licensed certain patents from the University of California (“UC”) for high-concentration capsaicin for neuropathic pain. Under the terms of the agreement, the Company is required to pay royalties on net sales of the licensed product up to a maximum of $1,000,000 per annum as well as a percentage of upfront and milestone payments received by the Company from sublicensing the Company’s rights under the agreement (“Sublicense Fee”). As a result of the Astellas license payment received in July 2009, the Company recorded as a research and development expense the UC Sublicense Fee totaling $1,213,000 during the third quarter of 2009. This amount was subsequently paid to UC in the quarter ended March 31, 2010.

LTS LOHMANN THERAPIE-SYSTEME AG

In January 2007, the Company entered into a Commercial Supply and License Agreement (“LTS Agreement”) with LTS Lohmann Therapie-Systeme AG (“LTS”) to manufacture commercial and clinical supply of Qutenza. Under the terms of the agreement, upon first market approval of Qutenza, the Company paid a $140,000, milestone payment upon first commercial approval in the second quarter of 2009, which was charged to research and development expense. Additionally the Company is required to pay a transfer price for product purchased as well as a royalty on net sales of product purchased under the LTS Agreement. The Company has had no product sales for the three months ended March 31, 2010 and as such no royalties are owed as of March 31, 2010.

Note 4. Cash and Cash Equivalents and Short-Term Investments

The following are summaries of cash, cash equivalents and short-term investments (in thousands):

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2010:
Cash and money market funds		$16,071		$—	$—	$16,071
U.S. Treasury securities		24,041		—	(1)	24,040

	$		$		$—	$40,111

Reported as:
Cash and cash equivalents						$23,820
Short-term investments						16,291

						$40,111

As of December 31, 2009:
Cash and money market funds		$20,651		$—	$—	$20,651
U.S. Treasury securities		29,916		—	(8)	29,908

		$50,567		$—	$(8)	$50,559

Reported as:
Cash and cash equivalents						$29,695
Short-term investments						20,864

						$50,559

At March 31, 2010 and December 31, 2009, the contractual maturities of investments held were less than one year. The Company did not sell any of its investments prior to maturity during the three months ended March 31, 2010 or during the year ended December 31, 2009.

Note 5. Inventories

The components of inventories are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Raw Materials	$34	—
Work in process	338	—
Finished Goods	217	—

Total	589	—

Inventories, net	$589	—

The above inventory balances are costs capitalized since the Company received FDA approval for the sale of Qutenza in the US market in the fourth quarter of 2009. Prior to FDA approval, all related US inventory costs were expensed to research and development. On a quarterly basis, the Company analyzes its inventory levels and writes down inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenues. No such allowances were considered necessary as of March 31, 2010.

Note 6. Fair Value Measurements

The Company adopted the provisions of Codification Topic 820 “Fair Value Measurements and Disclosures” effective January 1, 2008. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following

Level 1 - Quoted prices in active markets for identical assets or liabilities.

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

In accordance with Codification Topic 820, the following table represents the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis and their level within the fair value hierarchy as of March 31, 2010 and December 31, 2009 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Fair Value Measurements at March 31, 2010:
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$15,759		$—	$—	$15,759
U.S. Treasury securities	24,040		—	—	24,040

Total financial assets measured at fair value	$39,799	$		$—	$39,799

Operating cash					312

Total cash and cash equivalents and short-term investments					$40,111

Fair Value Measurements at December 31, 2009:
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$20,037		$—	$—	$20,037
U.S. Treasury securities	29,908		—	—	29,908

Total financial assets measured at fair value	$49,945		$—	$—	$49,945

Operating cash					614

Total cash and cash equivalents and short-term investments					$50,559

Note 7. Stockholders’ Equity

2007 Stock Plan

During the three months ended March 31, 2010, the Company granted options to purchase a total of 894,289 shares of the Company’s common stock to employees and officers with a fair value of $4.4 million, the amount of which is expected to be amortized through 2014. Employees were granted 592,250 shares of the Company’s common stock with a fair value of $3.0 million, and officers were granted 302,039 shares of the Company’s common stock with a fair value of $1.4 million

Of the 302,039 options granted to officers during the three months ended March 31, 2010, options to purchase a total of 22,039 and 286,000 shares were granted to executive officers as part of their 2009 bonus consideration and as part of their equity awards, respectively. The fair value of these 22,039 options was $0.1 million and was expensed during the three months ended March 31, 2010 as these options were vested in full upon grant. The fair value of the 286,000 options granted as an equity awards was $1.3 million is expected to be amortized through 2014.

Non cash stock based compensation expenses included in the operating expenses for the three months ended March 31, 2010 and March 31, 2009 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Research and development expenses	$152	$259
Selling, general and administrative expenses	422	248

Total	$574	$507

Note 8. Commitments and Contingencies

The Company has issued non-cancellable purchase orders to third party manufacturers of Qutenza and NGX-1998 for manufacturing, stability and related services including reimbursable amounts from Astellas for the Supply of Qutenza based on the Astellas Agreement. These purchase orders, which represent both supply of saleable product for the U.S. market as well as to Astellas, totaled $2.0 million as of March 31, 2010. The Company will record these amounts in its financial statements when title to the applicable materials has transferred to the Company.

Note 9. Subsequent Event

On April 30, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with Cowen Healthcare Royalty Partners, L.P., a limited partnership organized under the laws of the State of Delaware (“Cowen Royalty”). Under the terms of the Financing Agreement, the Company borrowed $40.0 million from Cowen Royalty (the “Borrowed Amount”) and the Company agreed to repay such Borrowed Amount together with a return to Cowen Royalty, as described below, out of royalty, milestone, option and certain other payments (collectively, “Revenue Interest”) that the Company may receive under the Astellas Agreement as a result of Astellas’ commercializing the Company’s product, Qutenza, in the Licensed Territory, including payments that Astellas may make to the Company to maintain its option to commercialize NGX-1998 in the Licensed Territory.

Under the Financing Agreement, the Company is obligated to pay to Cowen Royalty:

•	All of the Revenue Interest payments due to the Company under the Astellas Agreement, until Cowen Royalty has received $90 million of Revenue Interest payments; and

•

5% of the Revenue Interest payments due to the Company under the Astellas Agreement for Revenue Interests received by Cowen Royalty over $90 million and until Cowen Royalty has received $106 million of Revenue Interest payments.

The obligation of the Company to pay these Revenue Interests during the term of the Financing Agreement is secured by rights that the Company has to Revenue Interests under the Astellas Agreement, and by intellectual property and other rights of the Company to the extent necessary or used to commercialize products covered by the Astellas Agreement in the Licensed Territory.

The Company also has the option to pay a prepayment amount to terminate the Financing Agreement at the Company’s election at any time or in connection with a change of control of the Company. Such amount is set at a base amount of $76 million (or $68 million if it is being exercised in connection with a change of control), or, if higher, an amount that generates a specified internal rate of return on the Borrowed Amount as of the date of prepayment, in each case reduced by the Revenue Interest payments received by Cowen Royalty up to the date of prepayment.

Unless terminated earlier pursuant to a prepayment, the Financing Agreement also terminates on the earlier of:

•	The time when Cowen Royalty has received at least $106 million of Revenue Interest payments; or

•

The maturity date, which is the latest to occur of 10 years following the first commercial sale of Qutenza in the Licensed Territory or the last to expire of any patents or regulatory exclusivity covering the products commercialized under the Astellas Agreement in the Licensed Territory.

If Cowen Royalty has not received Revenue Interest payments totaling at least $40 million by the maturity date, the Company will be obligated to pay to Cowen Royalty the difference between such amount and the Revenue Interests paid to Cowen Royalty under the Financing Agreement up to such date.

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

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•

Our plans with regard to our sales efforts for Qutenza® in the United States and the plans of Astellas Pharma Europe Ltd., or Astellas for commercialization of Qutenza pursuant to the terms of the Distribution, Marketing Agreement and License Agreement or the Astellas Agreement;

•	the sufficiency of existing resources to fund our operations through at least the next twelve months;

•	efforts to expand the scope of indications in which our capsaicin-based product candidates are approved and may be marketed;

•	the scope and size of research and development efforts and programs, including with respect to development of additional product candidates;

•	our proposed distribution and sales strategies including our plans for sales, marketing and manufacturing;

•	anticipated development of NGX-1998 and other potential product candidates;

•	the potential benefits of, and markets for, our product candidates;

•	losses, costs, expenses, expenditures and cash flows;

•	potential competitors and competitive products;

•	patents and our and others’ intellectual property; and

•	expected future sources of revenue and capital.

We undertake no obligation to, and expressly disclaim any obligation to, revise or update the forward-looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, which are more fully described in the section of this quarterly report entitled “Risk Factors”, including, but not limited to, those risks and uncertainties relating to:

•	our ability to build and manage an effective sales force and supporting infrastructure to successfully commercialize Qutenza;

•	physician or patient reluctance to use Qutenza or payer coverage for Qutenza and for the procedure to administer it, which may impact physician utilization of Qutenza;

•	our ability to obtain adequate pricing and sufficient insurance coverage and reimbursement;

•	our inability to obtain additional financing if necessary;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates;

•	Astellas’ ability and efforts to effectively commecialize Qutenza in the territory covered by the Astellas Agreement;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.

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

Our first commercial product, Qutenza is a dermal delivery system designed to treat certain neuropathic pain conditions and was approved by the U.S. Food and Drug Administration, or FDA in November 2009 for the management of neuropathic pain associated with postherpetic neuralgia, or PHN. Qutenza is commercially available in the United States through our specialty distribution network supported by our own sales force.

In May 2009, Qutenza received a Marketing Approval or MA, in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, we entered into the Astellas Agreement, under which we granted an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa, which we refer to as the Licensed Territory. Qutenza is currently available in Germany, where several patients have already been treated as part of a gradual product introduction strategy. We believe that Astellas’ overall goal is to continue to make Qutenza available in as many of the E.U. countries as possible before the end of 2010. We will record royalty revenue based upon Astellas’ reported net sales of Qutenza in the Astellas Territory. The timing of recording royalty revenue from Astellas may lag by as much as a quarter due to timing of Astellas reporting such royalties to us.

We are currently evaluating the nature, scope and timing of continued development of Qutenza to support the potential for label expansion in the United States. Areas of potential focus for label expansion include HIV-distal sensory neuropathy, (also known as HIV-associated neuropathy) or HIV-DSP, painful diabetic neuropathy, or PDN, and potentially other neuropathic pain indications. Our plans for continued Qutenza development efforts are being evaluated in light of Astellas’ plans for market support studies and satisfaction of the European Medicines Agency, or EMEA, post-approval regulatory commitments.

Our lead product candidate, NGX-1998 a topical liquid formulation of capsaicin for potential use in neuropathic pain conditions has been evaluated in three Phase 1 studies. We expect to initiate our phase 2 clinical program during the second half of 2010.

We also have an early stage development pipeline which consists of:

•	NGX-1576, NGX-9674 and NGX-5752, prodrugs of acetaminophen for potential use in acute pain, including traumatic pain, post-surgical pain and fever; and

•	NGX-6052, an opioid prodrug for potential use in chronic pain indications.

These other product candidates are in the pre-clinical stage of development and may or may not be the subject of further development in 2010 or beyond. We are currently seeking development partners for our acetaminophen and opioid prodrug product candidates.

To date we have not generated any significant revenues and have funded our operations primarily by selling equity securities, establishing debt facilities and through a collaboration agreement with Astellas. We have incurred significant losses since our inception. We had cash, cash equivalents and short-term investments totaling $40.1 million at March 31, 2010 and during the three months ended March 31, 2010 we used $9.9 million in operating activities. We expect to continue to incur annual operating losses over the next several years and the rate of those losses is expected to increase in the near term as we continue our sales efforts of Qutenza in the United States. Additionally, we have resumed development of NGX-1998 and may potentially resume development of our other product candidates. With respect to our notes payable, the outstanding balance was fully repaid as of January 2010. On April 30, 2010, we entered into a $40 million Financing Agreement with Cowen Healthcare Royalty Partners, L.P., or Cowen Royalty. The agreement creates a debt obligation that will be repaid through and secured by royalties and future milestone payments payable to us by Astellas. We believe this structure provides us with capital to continue executing our operating plan. We anticipate that our existing cash and investments will be sufficient to meet our projected operating requirements through at least the next twelve months.

Critical Accounting Policies and Significant Judgments and Estimates

As of the date of the filing of this quarterly report, we believe that there have been no material changes to our critical accounting policies during the three months ended March 31, 2010 compared to those discussed in our 2009 Form 10-K, filed on March 19, 2010, other than those discussed below:

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consist of raw materials, work in process and finished goods. Raw materials include certain starting materials used in the production of the active pharmaceutical ingredient of Qutenza. Work in process includes the bulk inventory of the active pharmaceutical ingredient, patches and cleansing gel of Qutenza that are in the process of being manufactured or have completed manufacture and are awaiting final packaging, including related internal labor and overhead costs. Finished goods include the final packaged kits that contain the Qutenza patch and cleansing gel and that are ready for commercial sale. Qutenza received FDA approval for sale in the United States during the fourth quarter of 2009, and accordingly, all product manufacturing costs incurred subsequent to FDA approval in the U.S. market were capitalized to inventory. Such costs incurred prior to FDA approval had been recorded as research and development expense our statement of operations. As a result, inventory balances for the next few quarters may reflect a lower average per unit cost. On a quarterly basis, Management analyzes its inventory levels and writes down inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenues.

Results of Operations

We commenced recording Collaboration revenue for the upfront payments from Astellas in 2009 when the upfront payment of $48.8 million received from Astellas became nonrefundable as a result of our transfer of the Qutenza MA to Astellas. The remaining deferred revenue of $45.1 million will be recognized on a straight line basis over the remaining service period of the joint steering committee, which we estimate will expire in June 2016. Under our supply agreement with Astellas, we are obligated to supply product, at our cost, until such time as Astellas establishes its own supply relationship with suppliers.

Qutenza is currently available in Germany, where several patients have already been treated as part of a gradual product introduction strategy. We believe, Astellas’ overall goal is to continue to make Qutenza available in as many of the E.U. countries as possible before the end of 2010. We will record royalty revenue based upon Astellas’ reported net sales of Qutenza in the Astellas Territory. The timing of recording royalty revenue from Astellas may lag by as much as a quarter due to the timing of Astellas reporting such royalties to us.

Our research and development expenses consist of internal and external costs. Our internal costs are primarily employee salaries and benefits, contract employee expense, non-cash stock compensation expense, allocated facility and other overhead costs associated with the ongoing support of Qutenza in approved indications, activities related to development of Qutenza in potential additional indications and activities related to other product candidates. Our external costs are primarily expenses related to the development of product candidates including formulation development, manufacturing process development, non-clinical studies, clinical trial costs, such as the cost of clinical research organizations and clinical investigators, milestone payments to our licensors in connection with the use of certain intellectual property, and costs associated with preparation and filing of regulatory submissions. Additionally, prior to FDA approval of Qutenza, external and internal costs related to manufacturing of Qutenza were recorded to research and development expense in the period incurred.

The process of conducting preclinical testing and clinical trials necessary to obtain marketing approvals in the United States and other regions is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, patient enrollment, manufacturing capabilities, successful clinical results, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when or to what extent we will generate revenues from commercialization and sale of any of our unapproved product candidates. Currently we are planning the entry into phase 2 of NGX-1998. NGX-1998 is our most advanced product candidate and costs to complete development of NGX-1998 could be significant. Pursuant to our license agreement with Astellas, we might receive future option payments related to this program at Astellas’ election. Further, if Astellas exercises its option to license NGX-1998, Astellas would be responsible for 50% of the costs incurred for Phase 3 clinical development.

We anticipate that our overall research and development expenses, excluding non-cash stock-based compensation expense, may begin to increase in the second quarter of 2010 with more significant increases in the second half of 2010, as we currently expect to resume development activities for NGX-1998 and initiate a Phase 2 study in the second half of 2010.

Our selling, general and administrative expenses consist primarily of salaries and benefits, including those of our sales, marketing, commercial operations and administrative functions such as finance, human resources, legal, medical affairs and information technology. Additionally, selling, general and administrative expenses include marketing expenses, commercialization costs, pharmacovigilance costs and costs associated with our status as a public company and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. We anticipate that our selling, general and administrative expenses will increase significantly during 2010 and over the next several years as a result of our commercialization of Qutenza starting in the second quarter of 2010. These increases are likely to be attributable to increasing marketing activities, the costs of hiring and deploying a sales force in the United States and infrastructure costs to support commercial operations, and the costs of being a public company, as well as the need to add additional personnel in all of the key functional areas that support growth of our general operations, including accounting and finance, legal and human resources.

Comparison of the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
	(in thousands, except percentages)
Collaboration revenue	$1,786	$—	1,786	100%
Research and development expenses	(2,123)	(2,326)	(203)	(9)%
Selling, general and administrative expenses	(8,806)	(2,189)	6,617	302%
Interest income	8	40	(32)	(80)%
Interest expense and other	(28)	(127)	(99)	(78)%

Collaboration Revenue. Collaboration revenue of 1.8 million recorded in the three months ended March 31, 2010 consisted of the amortization of upfront payments received pursuant to the Astellas Agreement.

Research and Development expenses. Research and development expenses decreased $0.2 million, or 9%, to $2.1 million for the three months ended March 31, 2010 from $2.3 million for the same period in 2009. The decrease was primarily attributable to a $0.2 million decrease in expensed manufacturing costs as we began capitalizing such costs to inventory after FDA approval of Qutenza; and a $0.1 million decrease in non-cash stock-based compensation expense; offset by an increase of $0.1 million related to NGX 1998 costs.

Selling, General and Administrative expenses. Selling, general and administrative expenses increased $6.6 million, or 302%, to $8.8 million for the three months ended March 31, 2010, from $2.2 million for the same period in 2009. The change was principally due to activities engaged in to support the April 5, 2010 commercial launch of Qutenza in the United States. Specifically, the increases included a $2.9 million increase in expenses for marketing materials, conventions and symposia, speaker trainings, pricing studies, advisory board meetings, and other costs related to the commercial launch of Qutenza; $1.7 million in costs associated with hiring and deployment of our sales force; $1.0 million in costs due to an increase in headcount, temporary help and consultants, professional service fees and other public company costs; $0.5 million in costs for the hiring and deployment of our medical science liaison team; $0.3 million for the hiring and deployment of our reimbursement team and related set-up costs; and a $0.2 million increase in stock-based compensation costs due to the granting of options to employees and officers.

Interest expense. Interest expense decreased $0.1 million, or 78%, to less than $0.1 million for the three months ended March 31, 2010 from $0.1 million for the same period in 2009. This decrease was due to the final payment of the outstanding principal balance of notes payable.

Liquidity and Capital Resources

Since our inception through March 31, 2010, we have funded our operations primarily by selling equity securities, establishing debt facilities and through a collaboration agreement with Astellas. In May 2007, we completed an initial public offering of our common stock which, after deducting total expenses including underwriting discounts and commissions and other-offering related expenses, resulted in net cash proceeds of $38.1 million. In December 2007, we completed the first closing of a private placement of our common stock and warrants resulting in net cash proceeds of $21.5 million and in January 2008, we completed the second and final closing of this private placement of our common stock and warrants resulting in net cash proceeds of $2.3 million.

As of March 31, 2010, we had approximately $40.1 million in cash, cash equivalents and short-term investments. We also had working capital, adjusted to exclude the current portion of non-cash deferred revenue of approximately $7.2 million, of $35.9 million. Our cash and investment balances are typically held in a variety of interest bearing instruments including corporate bonds, commercial paper, money market funds and obligations of U.S. government agencies. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to capital preservation and liquidity. Further, to reduce portfolio risk, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. Our investment holdings at March 31, 2010 consist solely of U.S. Treasury securities or money market funds consisting of only U.S. Treasury securities.

Net cash used in operating activities was $9.9 million and $4.5 million in the three months ended March 31, 2010 and 2009, respectively. Net cash used in each of these periods consisted of external research and development expenses, internal personnel costs associated with our research and development programs and infrastructure costs supporting our research and development activities, Additionally, the net cash used in operating activities during the three months ended March 31, 2010 also reflected the significant increase in costs related to our planned commercial launch of Qutenza, as well as payment of the sublicense fee due to the University of California resulting from the upfront payments received under the Astellas Agreement and cash payments made for the 2009 Employee Bonus Plan. We anticipate that cash used in operating activities will likely increase in 2010 as a result of our commercialization activities to support the launch of Qutenza in the United States as well as due to the potential resumption of activities associated with the NGX-1998 development program.

Net cash provided by investing activities was $4.2 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively. Investing activities consisted of the purchase and maturity of marketable securities and the purchase of capital equipment. We expect that property and equipment expenditures will increase in 2010 due to the capital needs for infrastructure to support our commercial operations.

Net cash used in financing activities was approximately $0.2 million and $1.1 million in the three months ended March 31, 2010 and 2009, respectively. Financing activities for these periods consisted of principal repayments on our venture loan financing arrangements in both periods, with the final principal payment made in January 2010, along with the exercise of stock options.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the success of the commercialization of our products;

•	the costs of establishing sales and marketing infrastructure, distribution capabilities and a sales force;

•	the scope and cost of commercial activities including, but not limited to, costs associated with pharmacovigilance and medical affairs activities;

•	the conduct of manufacturing activities;

•	the costs of carrying out our obligations under our commercial arrangement with Astellas;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements that we have or may establish;

•	the costs and timing of seeking regulatory approvals;

•	the progress of our development programs including the number, size and scope of clinical trials and non-clinical development;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

At March 31, 2010, we had $40.1 million in cash, cash equivalents and short-term investments. We anticipate that our cash usage for the remainder of fiscal year 2010 will increase significantly from 2009 as a result of costs related to our product launch activities for Qutenza and to a lesser extent as a result of the potential resumption of development activities related to NGX-1998 and potentially our other development programs. On April 30, 2010, we entered into the Financing Agreement with Cowen Royalty. This agreement creates a debt obligation that will be repaid through and secured in part by royalties and future milestone payments payable to us by under the Astellas Agreement. A further description of the terms of the Financing Agreement is set forth in Note 9 of our financial statements included Part I, Item 1 of this Quarterly Report on Form 10-Q. We anticipate that our existing cash and investments will be sufficient to meet our projected operating requirements through at least the next twelve months.

To date, we have incurred recurring net losses and negative cash flows from operations. Until we can generate significant cash from our operations, if ever, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities and proceeds from one or more collaboration agreements as well as potentially through debt financing or the sale of other equity securities. However, we may not be successful in obtaining additional collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay or potentially eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect the launch of our product candidates or our ability to continue in business. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations

There have been no material changes to our disclosures regarding contractual obligations other than as set forth in Note 9 of our financial statements included Part I, Item 1 of this Quarterly Report on Form 10-Q and as set forth in our 2009 Form 10-K, filed on March 19, 2010.

Recently Issued and Adoption of New Accounting Standards

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements (ASU “2009-13”). This guidance modifies previous guidance for multiple element arrangements by allowing the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling price for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price is not available. In addition, the residual method of allocating arrangement consideration is no longer permitted. This ASU is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted beginning in interim periods ended September 30, 2009. We are currently evaluating the impact of adopting this ASU on our financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which adds disclosure requirements about transfers in and out of Levels 1 and 2 and separates disclosures about activity relating to Level 3 measurements as well as clarifies input and valuation techniques. This Accounting Standards Update is effective for the first reporting period beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material effect on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our Form 10-K filed for the year ended December 31, 2009.

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

Amounts paid to us by Astellas under the Astellas Agreement may be based in Euro or other currency which will then be converted to U.S. dollars before payment to us. To the extent that these potential receipts are different than our net payable exposure in Euro to our suppliers mentioned above, and to the extent that the timing of these potential payments and receipts differ, we will have a net receivable or payable exposure in Euro if Qutenza is launched in the European Union and certain other foreign territories.

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

(b) Changes in internal control over financial reporting

We are in the process of implementing an enterprise resource system, or ERP system, to replace our legacy financial accounting system and are making appropriate changes to internal controls and procedures over financial reporting as the implementation progresses. Other than the changes required by the implementation of the ERP system, none of which materially impaired or significantly altered the effectiveness of our internal controls and procedures over financial reporting, there were no material changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our product Qutenza (capsaicin) 8% patch, was only recently approved by the FDA in November 2009 for the management of neuropathic pain associated with PHN. Our commercial success depends on our ability to successfully launch and commercialize Qutenza in the United States. Prior to receiving FDA marketing approval, our commercialization activities were limited and, as a result, many of our proposed activities to create product awareness or promote market acceptance have either not yet been conducted or have been conducted at an insufficient level. Although we launched Qutenza in April 2010, we do not yet know how effective our launch has been or will be, and we may not have an indication of effectiveness for at least the next few quarters, if at all, due to Qutenza’s nature as an office administered product and due to our targeted commercialization strategy. Additionally, successful commercialization of Qutenza will depend on our maintaining a qualified sales force, continuing to build infrastructure to support commercial operations and ensuring sufficient product supply. These activities require significant management attention and financial resources. There can be no assurance that we will be able to sufficiently hire, retain and manage the personnel required to successfully commercialize Qutenza or that such commercialization will result in significant product sales of Qutenza. If the commercial launch of Qutenza does not meet our expectations, it would significantly and negatively impact our revenue and results of operations.

Our strategy for launching Qutenza in the United States may result in lower than expected near term revenue and could result in a lower overall revenue potential for Qutenza.

We launched Qutenza with a field sales organization of approximately 40 representatives and managers. We have tasked the sales force with focusing initially on thought leaders in neuropathic pain as well as U.S. pain specialists with a significant practice in treating PHN patients in major markets in the United States. Our current approach to launching Qutenza contemplates significant interaction with physicians and their practices to have a “high touch” sales program involving a combination of sales representatives, clinical educators and reimbursement specialists, all of whom we believe are necessary to allow for each physician that uses Qutenza to have:

•	access to product information and training concerning the proper use and administration of Qutenza; and

•	support in seeking reimbursement for Qutenza, as well as the services involved in administering Qutenza.

As a result of this approach, we do not expect to initially market Qutenza to a large number of physicians. While we may expand our sales and marketing efforts if financial and other resources allow, our initial focused strategy may result in reduced market penetration by Qutenza and lower product revenues in the near term and potentially longer. As a result, our financial results and our stock price could suffer.

If physicians are not adequately reimbursed for their time and services in administering Qutenza, it is likely that they will not prescribe Qutenza.

Because many people suffering from PHN are elderly, in order for Qutenza to be economically viable for this indication in the United States, we will need Medicare coverage for Qutenza to have significant market penetration. At this time, we understand that all of the Medicare contractors that process claims for Medicare are expected to cover Qutenza under Part B and two such contractors have notified providers in their service areas that they plan to do so. Although broad Medicare Part B coverage is expected, Medicare policymakers or local contractors may determine that Qutenza is reasonable and necessary only under limited circumstances. If Medicare policymakers or a significant portion of contractors significantly limit reimbursement for Qutenza, our business would be harmed, not only because Medicare beneficiaries represent a substantial portion of our target market, but also because Medicare’s coverage decisions would likely affect the determination of many state Medicaid programs and private payers.

Although Qutenza appears to be reimbursable under Medicare Part B, the amounts of reimbursement available to the physician for the treatment procedure are not yet known and could prove inadequate and accordingly create a potentially significant barrier to physician adoption and seriously limit Qutenza’s market opportunity.

We also will need to obtain favorable coverage and reimbursement decisions for Qutenza from private insurers, including managed care organizations. We expect that private insurers will consider the efficacy, cost-effectiveness and safety of Qutenza in determining whether to provide reimbursement for Qutenza and at what level. At this time, a number of private insurers and managed care plans are providing access to Qutenza on a case-by-case basis while they determine their coverage and reimbursement policies for Qutenza. Obtaining these coverage and reimbursement decisions will be a time consuming process requiring substantial resources and we may not receive adequate reimbursement of Qutenza from private insurers.

We expect to experience pricing pressures in connection with the sale of Qutenza and our potential future products, due to the trend toward programs and legislation aimed at reducing healthcare costs, including the recently passed federal healthcare reform legislation as well as the increasing influence of managed care organizations. In many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to direct governmental control and is influenced by drug reimbursement programs that employ a variety of price control mechanisms. In these countries, pricing negotiations with governmental authorities or reimbursement programs can take 6 to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct additional studies, such as a study to evaluate the cost-effectiveness of Qutenza compared to other currently available therapies. If reimbursement for Qutenza is unavailable, delayed or limited in scope or amount or if pricing is set at unsatisfactory levels, our business would be materially harmed.

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

Qutenza and our product candidates may never achieve market acceptance

The commercial success of Qutenza or any other product candidates we develop, if approved, will depend on, among other things, acceptance by physicians and patients. Market acceptance of, and demand for, any products that we develop and commercialize will depend on many factors, including:

•	the ability to obtain adequate pricing and sufficient insurance and other third party payer coverage and reimbursement;

•	with respect to Qutenza, physicians and patients willingness and ability to accommodate the time necessary for each Qutenza treatment;

•	availability, relative cost and relative efficacy and safety of alternative and competing treatments;

•	the effectiveness of our or our collaborators’ sales, marketing and distribution strategy;

•	publicity concerning our products or competing products and treatments; and

•	Post marketing approval pharmacovigilance or other studies showing safety issues not seen in previous studies

If Qutenza, or our product candidates if approved, fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business.

If we are unable to establish and maintain an effective sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these functions, we will not be successful in commercializing Qutenza or our product candidates.

In order to successfully commercialize Qutenza or any of our product candidates, we must develop a capable sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these services for us. The development of a capable sales, marketing and distribution infrastructure will require substantial resources. We have entered into the Astellas Agreement to market Qutenza in the Licensed Territory, and we may enter into additional partnering or other distribution arrangements for commercialization outside the United States. While we have a direct sales and marketing organization in the United States for commercializing Qutenza, we may explore the possibilities to enter into collaborations with partners for commercializing Qutenza in the United States. Our establishment of Astellas as our collaboration partner for the Licensed Territory could limit the potential collaboration options we have for the United States and other countries, or could render potential collaborators less inclined to enter into an agreement with us because of such relationship. Similarly, if we enter into an agreement with a collaboration partner in the United States, such agreement may negatively impact our ability to seek additional strategic relationships. Factors that may inhibit our efforts to develop an internal sales, marketing and distribution infrastructure and ability to commercialize our products successfully include:

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

We also may not be able to enter into collaborations on acceptable terms, if at all, and we may face competition in our search for partners with whom we may collaborate. If we are not able to build an effective sales, marketing and distribution infrastructure or collaborate with a partner to perform these functions, we may be unable to commercialize our product candidates successfully, which would adversely affect our business and financial condition.

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

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the offer of payment or acceptance of kickbacks or other remuneration for the purchase of Qutenza. Specifically, these anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, or pay any remuneration in exchange for purchasing, leasing or ordering any service or items including the purchase or prescription of a particular drug for which payment may be made under a federal healthcare program. Because of the sweeping language of the federal anti-kickback statute, many potentially beneficial business arrangements would be prohibited if the statute were strictly applied. To avoid this outcome, the U.S. Department of Health and Human Services has published regulations – known as “safe harbors” – that identify exceptions or exemptions to the statute’s prohibitions. Arrangements that do not fit within the safe harbors are not automatically deemed to be illegal, but must be evaluated on a case-by-case basis for compliance with the statute. We seek to comply with anti-kickback statutes and to fit within one of the defined “safe harbors”; we are unaware of any violations of these laws. However, due to the breadth of the statutory provisions and the absence of uniform guidance in the form of regulations or court decisions, there can be no assurance that our practices will not be challenged under anti-kickback or similar laws. Violations of such restrictions may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from U.S. federal healthcare programs (including Medicaid and Medicare). Any such violations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We outsource the manufacturing of Qutenza and our other product candidates and accordingly depend on other parties for our manufacturing operations. If these manufacturers fail to meet our requirements and strict regulatory requirements, Qutenza commercialization efforts and further product development efforts may be negatively affected.

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

Even if regulatory approval to market a particular product candidate is obtained, the approval could be conditioned on conducting additional costly post-approval studies or could limit the indicated uses included in such product’s labeling. For example, our MA in the European Union requires the conduct of certain post-authorization commitments including ongoing evaluations of safety of Qutenza’s use in the labeled indications, as well as clinical evaluation in patients with PDN, although the timing of clinical evaluations in PDN has not yet been determined. These studies may prove difficult and expensive to complete and their results may identify safety, efficacy or other issues related to Qutenza’s use that could hinder or prevent commercialization efforts. Moreover, the product may later be found in the course of these studies or through our pharmacovigilance programs to cause adverse effects that limit its use, force us or our partner to withdraw it from the market or impede or delay the ability to obtain regulatory approvals in additional countries.

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

Although we currently have product liability insurance coverage with limits that we believe are customary and adequate to provide us with coverage for foreseeable risks associated with our Qutenza commercialization or product candidate development efforts, our insurance coverage may not reimburse us or may be insufficient to reimburse us for the actual expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability.

Our products are expected to face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than us or our collaborators.

Qutenza is expected to compete against more established products marketed by large pharmaceutical companies with far greater name recognition and resources than we or Astellas have. The most directly-competitive currently-marketed products in the United States are Lidoderm, an FDA-approved 5% lidocaine topical patch for the treatment of PHN marketed by Endo Pharmaceuticals, and Lyrica, an oral anti-convulsant, marketed by Pfizer for use in the treatment of PHN. In addition to these branded drugs, the FDA has approved gabapentin (Neurontin) for use in the treatment of PHN. Gabapentin is marketed by Pfizer and multiple generic manufacturers, and is the most widely-prescribed drug in the United States for treatment of neuropathic pain. Pfizer has also received FDA approval for Lyrica for the treatment of PDN, fibromyalgia, epilepsy and general anxiety disorder. Additionally, a number of products that are approved for other diseases are used by physicians to treat PHN.

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

We rely, in part, on the market exclusivity afforded orphan drugs for the commercialization of Qutenza in the United States. The FDA has granted us orphan drug status with regard to Qutenza for the management of PHN and as a consequence, Qutenza is entitled to orphan exclusivity—that is, for seven years, the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances. Additionally, the FDA has granted us orphan drug status for HIV-DSP, an indication for which we currently do not have an FDA-approved product. We may be unable to obtain orphan drug designations for any additional product candidates or exclusivity for any future product candidates, or our potential competitors may obtain orphan drug exclusivity for capsaicin-based products competitive with our product candidates in indications other than PHN before we do, in which case we may be excluded from that market for the exclusivity period. In addition, orphan drug designation previously granted may be withdrawn under certain circumstances. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it if a competitive product based on the same active compound is shown to be clinically superior to our product. Although obtaining FDA approval to market a product with orphan exclusivity can be advantageous, there can be no assurance that it would provide us with a significant commercial advantage.

We rely, in part on Hatch-Waxman Act data exclusivity or equivalent regulatory data exclusivity protection in other jurisdictions for Qutenza.

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

Even though Qutenza has been granted five year Hatch-Waxman data exclusivity in the United States and ten-year market exclusivity and eight-year data exclusivity by the EMA, there can be no assurance that the exclusivity granted will effectively prevent competition, either generic or otherwise. Such competition could significantly harm our business.

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

We have not generated any significant revenue to date and we have incurred operating and net losses each year since our inception in 1998. Our net loss for the three months ended March 31, 2010 and twelve months ended December 31, 2009 was approximately $9.2 and $21.9 million, respectively. As of March 31, 2010 we had an accumulated deficit of approximately $221 million. We had cash, cash equivalents and short-term investments totaling $40.1 million at March 31, 2010 and for the three months ended March 31, 2010, we used cash of approximately $9.9 million in operating activities. We expect to continue to incur losses for several years, as we commercialize Qutenza and continue other research and development activities. If Qutenza does not achieve market acceptance in the United States or the European Union, we will not generate significant product related revenue. We cannot assure you that we will be profitable even if Qutenza is successfully commercialized. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

Failure to meet our loan obligation with Cowen Royalty could adversely affect our financial condition.

Under the terms of our Financing Agreement with Cowen Royalty, we are obligated to pay Cowen Royalty, substantially all of the payments that may be due to us under the Astellas Agreement, until Cowen Royalty has received $90 million of such payments; and thereafter 5% of the Astellas Agreement payments until Cowen Royalty has received $106 million of such payments.

Our obligation to pay these payments during the term of the financing Agreement is secured under a security agreement by rights that we have to the revenue interests under the Astellas Agreement, and by intellectual property and our other rights to the extent necessary or used to commercialize products covered by the Astellas Agreement in the Licensed Territory.

Because these obligations will in the near term divert all revenues that we may receive under the Astellas Agreement, our financial position and ability to continue operations would be adversely impacted if we required further capital, even if Astellas was successfully commercializing our products in the Licensed Territory. Furthermore, the arrangement under the Financing Agreement may make us less attractive to potential acquirors, and in the event that we exercised our change of control pay-off option to terminate the Financing Agreement in order to carry out a change of control, the payment of such funds out of our available cash or acquisition proceeds would reduce acquisition proceeds for our stockholders.

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

The stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	failure to meet market expectations with respect to Qutenza launch timing by Astellas in the European Union;

•	inability of us and Astellas to successfully commercialize Qutenza in the United States and the Licensed Territory, respectively;

•	potential inability to preserve or raise sufficient capital to maintain our operations;

•	failure to meet revenue estimates and revenue growth rates;

•	actual or anticipated quarterly variations in our results of operations or those of our collaborators or competitors;

•	third-party healthcare reimbursement policies or determinations;

•	general economic conditions and slow or negative growth of our expected markets;

•	delay in entering, or termination of, strategic partnership relationships;

•	failure or delays in entering additional product candidates into clinical trials or in commencing additional clinical trials for current product candidates;

•	results from and any delays related to the clinical trials for our product candidates;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock or the discontinuation of one or more securities analysts’ research coverage for our stock;

•	inclusion in or removal from stock indices such as the Russell 3000;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	changes in governmental statutes or regulations or in the status of our regulatory approvals;

•	market conditions in the life sciences sector; and

•	any major change in our board or management.

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

Our executive officers, directors and their affiliates and 5% stockholders beneficially own or control approximately 63% of the outstanding shares of our common stock as of March 31, 2010 (after giving effect to the exercise of all of their outstanding vested options and warrants exercisable within 60 days of such date). Accordingly, these executive officers, directors and their affiliates and significant stockholders acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11(2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12(2)	Form of Warrant to Purchase Common Stock.

10.1	2010 Executive Bonus Plan

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2010	NEUROGESX, INC.
(Registrant)

/s/ Anthony A. DiTonno
Anthony A. DiTonno
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen F. Ghiglieri
Stephen F. Ghiglieri
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11(2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12(2)	Form of Warrant to Purchase Common Stock.

10.1	2010 Executive Bonus Plan

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.