Form 10-Q
period 2010-06-30
NeurogesX Inc
filed 2010-08-11
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Number of shares of common stock, $0.001 par value, outstanding as of July 30, 2010: 17,768,950

NEUROGESX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

NeurogesX, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$14,690	$29,695
Short term investments	53,197	20,864
Receivable from collaborative partner	798	678
Trade receivable	186	—
Prepaid expenses and other current assets	1,024	769
Restricted cash	290	40
Inventories, net	1,091	—

Total current assets	71,276	52,046

Property and equipment, net	935	739
Other assets	246	—
Restricted cash	120	120

Total Assets	$72,577	$52,905

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current Liabilities
Accounts payable	$1,388	$65
Accrued compensation	1,225	2,157
Accrued license fees	—	1,213
Accrued research and development	517	670
Other accrued expenses	2,746	1,222
Deferred product revenue, net	256	—
Deferred collaborative revenue	7,242	7,242
Long term obligations-current portion	680	—
Notes payable - current portion	—	191

Total current liabilities	14,054	12,760

Non-current liabilities
Deferred revenue collaborative partner	36,010	39,601
Deferred rent	208	291
Long term obligations	40,115	—

Total non-current liabilities	76,333	39,892

Stockholders’ equity (deficit):
Common stock	18	18
Additional paid-in capital	213,575	212,254
Accumulated other comprehensive income (loss)	5	(8)
Accumulated deficit	(231,408)	(212,011)

Total stockholders’ equity (deficit)	(17,810)	253

Total liabilities and stockholders’ equity (deficit)	$72,577	$52,905

See accompanying notes

NeurogesX, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net product revenue	$33	$—	$33	$—
Collaborative revenue	2,051	—	3,837	—

Total Revenues	2,084	—	3,870	—

Operating expenses:
Cost of goods sold	45	—	45	—
Research and development	2,745	2,780	4,868	5,106
Selling, general and administrative	8,271	2,605	17,078	4,794

Total operating expenses	11,061	5,385	21,991	9,900

Loss from operations	(8,977)	(5,385)	(18,121)	(9,900)
Interest income	22	11	29	45
Interest expense	(1,289)	(68)	(1,289)	(188)
Other income (expense), net	11	10	(16)	10

Net loss	$(10,233)	$(5,432)	$(19,397)	$(10,033)

Basic and diluted net loss per share	$(0.58)	$(0.31)	$(1.09)	$(0.57)

Shares used to compute basic and diluted net loss per share	17,748,720	17,580,158	17,737,499	17,574,455

See accompanying notes.

NeurogesX, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$(19,397)	$(10,033)
Adjustments to reconcile net loss to cash used in operating activities:

Depreciation	163	96
Amortization/accretion of debt issuance costs and debt discount	13	56
Amortization of investment premiums	212	53
Stock based compensation expense	1,126	897
Disposal of property and equipment	(2)	—
Changes in operating assets and liabilities:
Restricted cash	(250)	—
Trade receivable	(186)	—
Receivable from collaborative partner	(119)	—
Prepaid expenses and other current assets	(195)	(55)
Inventories	(1,091)	—
Accounts payable	1,323	120
Accrued compensation	(932)	(166)
Accrued license fees	(1,213)	—
Accrued research and development	(152)	(622)
Other accrued expenses	1,494	315
Accrued interest payable on long term obligations	1,277	—
Deferred product revenue	256	—
Deferred collaborative revenue	(3,591)	—
Deferred rent	(51)	140

Net cash used in operating activities	(21,315)	(9,199)

Investing activities
Purchases of short-term investments	(55,786)	(10,036)
Proceeds from maturities of short-term investments	23,254	15,500
Purchases of property and equipment	(360)	(8)

Net cash (used in)/provided by investing activities	(32,892)	5,456

Financing activities
Repayment of notes payable	(191)	(1,804)
Payments of Long term obligations issuance costs	(298)	—
Proceeds from issuance of long term obligations	39,505	—
Proceeds from issuance of common stock	186	26

Net cash (used in)/provided by financing activities	39,202	(1,778)

		—
Net increase in cash and cash equivalents	(15,005)	(5,521)
Cash and cash equivalents, beginning of period	29,695	10,435

Cash and cash equivalents, end of period	$14,690	$4,914

Supplemental cash flow information
Cash paid for interest	$2	$132

See accompanying notes

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

The Company’s first commercial product, Qutenza®, is a localized dermal delivery system designed to treat certain neuropathic pain conditions and was approved by the United States Food and Drug Administration (“FDA”) in November 2009 for the management of neuropathic pain associated with postherpetic neuralgia (“PHN”). In April 2010, the Company made Qutenza commercially available in the United States through a specialty distribution and specialty pharmacy network and is being commercialized in the U.S. by the Company’s sales force.

In May 2009, Qutenza received a marketing authorization (“MA”) in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, the Company entered into a Distribution, Marketing and License Agreement (the “Astellas Agreement”) with Astellas Pharma Europe Ltd. (“Astellas” or “Collaborative Partner”), under which Astellas was granted an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein, as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa (“Licensed Territory”). In the second quarter of 2010, Astellas made Qutenza commercially available in Germany, Austria and the United Kingdom (UK) with initial launch activities focused on intensive site training.

The Company was incorporated in California as Advanced Analgesics, Inc. on May 28, 1998 and changed its name to NeurogesX, Inc. in September 2000. In February 2007, the Company reincorporated into Delaware. The Company is located in San Mateo, California.

During the third quarter of 2009 the Company transitioned out of the development stage.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, NeurogesX UK Limited, which was incorporated as of June 1, 2004. NeurogesX UK Limited was established for the purposes of conducting clinical trials in the UK and marketing approval submission. The subsidiary has no assets other than the initial capital totaling one Pound Sterling.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information on the same basis as the annual consolidated financial statements and in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated interim financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the balances and results for the periods presented. These unaudited condensed consolidated interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2. Summary of Significant Accounting Policies

Product revenue

In April 2010, the Company made Qutenza commercially available to its specialty distributor and specialty pharmacy customers, in the United States. Under the Company’s agreements with its customers, the customers take title to the product upon shipment and have the right to return damaged product, product shipped in error and expired or short-dated product. As Qutenza is new to the marketplace, the Company is currently assessing the flow of product through its distribution channel. The Company is deferring the recognition of revenues, and related product costs, on Qutenza product shipments to its specialty distributor and specialty pharmacy customers until an estimate of returns can be made. However, until such time as an estimate of returns can be made, the Company is recognizing Qutenza product revenues, and related product costs, at the time the product is shipped by the customer to physicians for administration to patients. Further, during the launch phase of Qutenza commercialization, the Company is offering extended payment terms to its customers. As a result, although product has been sold by the customers to physicians for administration to patients, the Company is deferring revenue until collection has occurred. Revenues may be reduced for certain governmental discounts based on the contractual terms of sales.

The application of the above revenue recognition policy resulted in the recognition of $33,000 from total sales of $308,000 for the three months ended June 30, 2010. At June 30, 2010, gross deferred product revenues totaled $275,000 which is reported net of associated deferred cost of goods sold of $19,000.

Revenue from Astellas Agreement

In June 2009, NeurogesX entered into the Astellas Agreement which provides for an exclusive license by the Company to Astellas for the promotion, distribution and marketing of Qutenza in the Licensed Territory, an option to license NGX-1998, a product candidate that is a non-patch liquid formulation of capsaicin, in the Licensed Territory, participation on a joint steering committee and, through a related supply agreement entered into with Astellas (the “Supply Agreement”), supply of product until direct supply arrangements between Astellas and third party manufacturers are established, which the Company anticipates may be within 18 to 24 months from the execution of the Astellas Agreement. Revenue under this arrangement includes upfront non-refundable fees and may also include additional option payments for the development of and license to NGX-1998, milestone payments upon achievement of certain product sales levels and royalties on product sales.

Revenue recognized from collaborative agreements is based upon the provisions of Codification Topic 605, Revenue, and Codification Topic 808, Collaborative Arrangements.

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

In the accompanying financial statements, Collaborative revenue represents revenue associated with the Astellas Agreement and related agreements. Deferred collaborative revenue arises from the excess of cash received or receivable over cumulative revenue recognized for the period. The Company will record royalty revenue based upon Astellas’ reported net sales of Qutenza in the Astellas Territory. The Company will recognize royalty revenue from Astellas on a quarter lag basis due to timing of Astellas reporting such royalties to the Company.

Cost of goods sold

Cost of goods sold includes costs to procure, manufacture and distribute Qutenza including certain fixed costs incurred in the distribution channel as well as The Reagents of the University of California (“UC”) and Lohmann Therapie-Systeme AG (“LTS”) royalties. Costs associated with the manufacture of Qutenza prior to FDA approval were previously expensed as research and development in the period incurred. Cost of goods sold associated with deferred product revenue will be deferred and recognized in the same period as the associated product revenue.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consist of raw materials, work in process and finished goods. Raw materials include certain starting materials used in the production of the active pharmaceutical ingredient of Qutenza. Work in process includes the bulk inventory of the active pharmaceutical ingredient, patches and cleansing gel of Qutenza that are in the process of being manufactured or have completed manufacture and are awaiting final packaging, including related internal labor and overhead costs. Finished goods include the final packaged kits that contain the Qutenza patch and cleansing gel and that are ready for commercial sale. Qutenza received FDA approval for sale in the United States during the fourth quarter of 2009; costs incurred prior to FDA approval had been recorded as research and development expense on the Company’s condensed consolidated statement of operations. On a quarterly basis, the Company analyzes its inventory levels and writes down inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenues.

Prepaid Collaboration Supplies

Costs to manufacture product for supply to Astellas under its Supply Agreement, including internal labor and overhead costs and third party manufacturing, packaging and transportation costs are classified as prepaid collaboration supplies, which is included in Prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet, until such time as those supplies are delivered to Astellas.

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

The following tables show the assumptions used to compute stock-based compensation expense for stock options granted to employees and members of the board of directors and the assumptions used to compute stock-based compensation expense for the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six month periods ended June 30, 2010 and 2009 using the Black-Scholes valuation model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock Options
Expected dividend yield	0%	0%	0%	0%
Expected volatility	65%	67%	66%	67 – 70%
Expected life (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	2.5%	2.9%	2.8%	1.8 – 2.9%

ESPP
Expected dividend yield	0%	0%	0%	0%
Expected volatility	46 – 89%	56 – 89%	46 – 89%	56 – 89%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	0.1 –0.5%	0.3 – 2.1%	0.1 – 0.5%	0.3 – 2.1%

Comprehensive Loss

The Company reports comprehensive loss and its components as part of total stockholders’ equity (deficit). Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale investments. For the three months and six month periods ended June 30, 2010 and 2009, comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(10,233)	$(5,432)	$(19,397)	$(10,033)
Changes in unrealized gains (losses)	6	(7)	13	(30)

Total comprehensive loss	$(10,227)	$(5,439)	$(19,384)	$(10,063)

The fluctuation in accumulated other comprehensive income (loss) represents the net change in fair value for invested assets as a result of changes in interest rates and other factors affecting fair value and resulting in unrealized gains or losses. The cumulative effect of these periodic fluctuations is reflected as other comprehensive income (loss) on the accompanying condensed consolidated balance sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands except share and per share data)
Numerator:
Net loss	$(10,233)	$(5,432)	$(19,397)	$(10,033)

Denominator:
Weighted-average common shares outstanding	17,748,720	17,580,471	17,737,499	17,574,912
Less: Weighted-average unvested common shares subject to repurchase	—	(313)	—	(457)

Denominator for basic and diluted net loss per share	17,748,720	17,580,158	17,737,499	17,574,455

Basic and diluted net loss per share	$(0.58)	$(0.31)	$(1.09)	$(0.57)

			June 30, 2010	June 30, 2009
Common stock equivalents not included in diluted net loss per share because their effect will be anti-dilutive:
Options to purchase common stock			3,139,599	2,029,631
Warrants outstanding			1,265,846	1,265,846
Common stock subject to repurchase			—	209

			4,405,445	3,295,686

Recently Issued and Adoption of New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies previous guidance for multiple element arrangements by allowing the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling price for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price is not available. In addition, the residual method of allocating arrangement consideration is no longer permitted. This ASU is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted beginning in interim periods ended September 30, 2009. The Company is currently evaluating the impact of adopting this ASU on its financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (ASC Topic 605): Milestone Method of Revenue Recognition (“ASU No. 2010-17”). This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply ASU No. 2010-17 retrospectively from the beginning of the year of adoption. The Company’s adoption of this guidance did not have an impact on its financial statements.

Note 3. License Agreements

COLLABORATION AGREEMENT - ASTELLAS

In June 2009, NeurogesX entered into the Astellas Agreement whereby the Company provided an exclusive license to Astellas to commercialize Qutenza in the Licensed Territory. The Astellas Agreement provided for an upfront payment for past development and the commercialization rights granted, of 30,000,000 Euro, or $41,817,000. In addition, the agreement provided for an upfront payment of 5,000,000 Euro, or $6,970,000, for future development expenses and an option to license NGX-1998, a product candidate in Phase 1 development. Other elements of the Astellas Agreement include future milestone payments of up to 65,000,000 Euro if certain predefined sales thresholds of the products licensed under the agreement are met and royalties, as a percentage of net sales of products under the agreement, with such royalties starting in the high teens and escalating into the mid twenties as revenues increase. In addition Astellas is responsible for UC and LTS royalties on net sales in the Licensed Territory. The Company is participating on a joint steering committee with Astellas to oversee the development and commercialization activities related to Qutenza and NGX-1998 during the term of the agreement, not to exceed ten years. On the seventh anniversary of the Astellas Agreement, the Company has the unilateral right to opt-out of participation on the joint steering committee. The Astellas Agreement further provides that upon delivery of certain data related to NGX-1998, Astellas may pay two additional NGX-1998 option payments totaling 5,000,000 Euro. Subsequent to Astellas’ exercise of the option to exclusively license NGX-1998 in the Territory, both companies would cooperate on Phase III clinical trials and will share such costs equally.

As of June 30, 2010, the Company recorded deferred revenue totaling $43,252,000 of which $7,242,000 is reflected as the current portion of deferred revenue. The Astellas upfront license fee and option payments are accounted for as a single unit of accounting, and accordingly, such payments will be recognized ratably through June 2016, which is the Company’s estimate of its substantive performance obligation period related to the joint steering committee. The Company commenced recognizing revenue related to the upfront and option payments upon transfer of the MA for Qutenza to Astellas, which occurred in September 2009, and accordingly, recognized $1,944,000, $1,805,000 and $3,591,000 million as Collaborative revenue in the year ended 2009 and for the three and six months ended June 30, 2010, respectively. Subsequent option exercise payments received, if any, are expected to be recognized ratably over the remaining estimated period of performance.

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

Pursuant to the Supply Agreement, the Company has agreed to provide Astellas with a sufficient supply of Qutenza to support their commercialization efforts until Astellas can establish a direct supply relationship with product vendors. These products will be charged to Astellas at contractually agreed upon costs per unit which are intended to reflect the Company’s direct cost of goods and related internal labor and overhead costs without mark-up for profit. The Company reported amounts received from product transactions under Codification Topic 808, net of direct costs incurred as a component of Collaborative revenue.

For the three and six months ended June 30, 2010, the Company included in Collaborative revenue $246,000 from product transactions, net of direct costs incurred as a component of Collaborative revenue

UNIVERSITY OF CALIFORNIA

In October 2000 and as amended, the Company licensed certain patents from the UC for high-concentration capsaicin for neuropathic pain. Under the terms of the agreement, the Company is required to pay royalties on net sales of the licensed product up to a maximum of $1,000,000 per annum as well as a percentage of upfront and milestone payments received by the Company from sublicensing the Company’s rights under the agreement (“Sublicense Fee”). As a result of the Astellas license payment received in July 2009, the Company recorded as a research and development expense the UC Sublicense Fee totaling $1,213,000 during the third quarter of 2009. This amount was subsequently paid to UC in the quarter ended March 31, 2010.

LTS LOHMANN THERAPIE-SYSTEME AG

In January 2007, the Company entered into a Commercial Supply and License Agreement (“LTS Agreement”) with LTS Lohmann Therapie-Systeme AG to manufacture commercial and clinical supply of Qutenza. Under the terms of the agreement, upon first market approval of Qutenza, the Company paid a $140,000, milestone payment upon first commercial approval in the second quarter of 2009, which was charged to research and development expense. Additionally the Company is required to pay a transfer price for product purchased as well as a royalty on net sales of product purchased under the LTS Agreement.

At June 30, 2010, the Company accrued a liability for UC and LTS royalties owed for approximately $7,000 for product sales related to the six months ended June 30, 2010.

Note 4. Cash and Cash Equivalents and Short-Term Investments

The following are summaries of cash, cash equivalents and short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2010:
Cash and money market funds	$14,690	$—	$—	$14,690
U.S. Treasury securities	53,192	5		53,197

	$67,882	$5	$—	$67,887

Reported as:
Cash and cash equivalents				$14,690
Short-term investments				53,197

				$67,887

As of December 31, 2009:
Cash and money market funds	$20,651	$—	$—	$20,651
U.S. Treasury securities	29,916	—	(8)	29,908

	$50,567	$—	$(8)	$50,559

Reported as:
Cash and cash equivalents				$29,695
Short-term investments				20,864

				$50,559

At June 30, 2010 and December 31, 2009, the contractual maturities of investments held were less than one year. The Company did not sell any of its investments prior to maturity during the three and six months ended June 30, 2010 or during the year ended December 31, 2009.

Note 5. Inventories

The components of inventories are as follows (in thousands):

June 30, 2010
Raw materials	$34
Work in process	828
Finished goods	229

Total	1,091

Inventories, net	$1,091

The above inventory balances are costs capitalized since the Company received FDA approval for the sale of Qutenza in the US market in the fourth quarter of 2009. Prior to FDA approval, all related US inventory costs were expensed to research and development. Included in the work in process is $382,000 of product awaiting final packaging. On a quarterly basis, the Company analyzes its inventory levels and writes down inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenues. No such allowances were considered necessary as of June 30, 2010.

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

In accordance with Codification Topic 820, the following table represents the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis and their level within the fair value hierarchy as of June 30, 2010 and December 31, 2009 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Fair Value Measurements at June 30, 2010:
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$14,547		$—	$—	$14,547
U.S. Treasury securities	53197		—	—	53,197

Total financial assets measured at fair value	$67,744	$		$—	$67,744

Operating cash					143

Total cash and cash equivalents and short-term investments					$67,887

Fair Value Measurements at December 31, 2009:
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$20,037		$—	$—	$20,037
U.S. Treasury securities	29,908		—	—	29,908

Total financial assets measured at fair value	$49,945		$—	$—	$49,945

Operating cash					614

Total cash and cash equivalents and short-term investments					$50,559

Note 7. Stockholders’ Equity

2007 Stock Plan

During the six months ended June 30, 2010, the Company granted options to purchase a total of 944,539 shares of the Company’s common stock to employees and officers with a fair value of $4,361,000 the amount of which is expected to be amortized through 2014. Employees were granted 642,500 shares of the Company’s common stock with a fair value of $3,027,000, and officers were granted 302,039 shares of the Company’s common stock with a fair value of $ 1,334,000.

Of the 302,039 options granted to officers during the six months ended June 30, 2010, options to purchase a total of 22,039 and 280,000 shares were granted to executive officers as part of their 2009 bonus consideration and as stock option grants, respectively. The fair value of these 22,039 options was $97,000 and was expensed during the six months ended June 30, 2010 as these options were vested in full upon grant. The fair value of the 280,000 options granted was $1,237,000 is expected to be amortized through 2014.

For the six months ended June 30, 2010, 23,000 shares under the 2007 Stock Plan were exercised and 20,000 shares were issued under the 2007 Employee Stock Option Plan.

Non cash stock based compensation expenses included in operating expenses for the three and six months ended June 30, 2010 and June 30, 2009 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development expenses	$174	$189	$326	$448
Selling, general and administrative expenses	378	201	800	449

Total	$552	$390	$1,126	$897

Note 8. Commitments and Contingencies

The Company has issued non-cancellable purchase orders to third party manufacturers of Qutenza and NGX-1998 for manufacturing, stability and related services including reimbursable amounts from Astellas for the supply of Qutenza based on the Astellas Agreement. These purchase orders totaled approximately $2,550,000 as of June 30, 2010 and included approximately $930,000 of commitments related to supply of Qutenza to Astellas, approximately $755,000 related to supply of saleable product for the U.S. market, approximately $615,000 for stability and related services and approximately $250,000 for NGX-1998 related product and services. The Company will record these amounts in its financial statements when title to the applicable materials has transferred to the Company.

Note 9. Long Term Obligations

On April 30, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with Cowen Healthcare Royalty Partners, L.P., a limited partnership organized under the laws of the State of Delaware (“Cowen Royalty”). Under the terms of the Financing Agreement, the Company borrowed $40,000,000 from Cowen Royalty (the “Borrowed Amount”) and the Company agreed to repay such Borrowed Amount together with a return to Cowen Royalty, as described below, out of royalty, milestone, option and certain other payments (collectively, “Revenue Interest”) that the Company may receive under the Astellas Agreement or a replacement licensee, as a result of commercializing the Company’s product, Qutenza, in the Licensed Territory, including payments that Astellas may make to the Company to maintain its option to commercialize NGX-1998 in the Licensed Territory.

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

The obligation of the Company to pay Revenue Interests during the term of the Financing Agreement is secured by rights that the Company has to Revenue Interests under the Astellas Agreement, and by intellectual property and other rights of the Company to the extent necessary or used to commercialize products covered by the Astellas Agreement in the Licensed Territory.

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

If Cowen Royalty has not received Revenue Interest payments totaling at least $40,000,000 by the maturity date, the Company will be obligated to pay to Cowen Royalty the difference between such amount and the Revenue Interests paid to Cowen Royalty under the Financing Agreement up to such date.

In addition, in the event of the Company’s default under the Financing Agreement, the Company is obligated to pay to Cowen the borrowed amount together with interest accrued thereon from the effective date of the Financing Agreement, to the date of repayment at a rate equal to the lesser of the 19% rate of interest or the maximum rate permitted by law, Revenue Interest payments received by Cowen Royalty.

The upfront cash payment of $40,000,000 less the discount of $494,000 in cost reimbursements paid to Cowen Royalty was recorded as Long term obligation along with the related long term interest payable of $597,000 as of June 30, 2010. Based upon estimated future payments expected under the Financing Agreement, the Company determined the interest expense by using the effective interest method. The best estimate of future payments was based upon returning to Cowen Royalty an internal rate of return of 19% through Revenue Interest payments. Due to the application of the effective interest method and the total expected payments, the Company recorded interest expense of approximately $1,277,000 of which no amount was allocated to the principal amount. The Company did not make any payments to Cowen Royalty for the three months ended June 30, 2010. The accrued interest on the Long term debt obligation is presented on the condensed consolidated balance sheet as of June 30, 2010 in two components, the Long term obligation-current portion, which totals $680,000 and the remaining $597,000 is included in Long term obligation.

The Company capitalized $309,000 of debt issuance costs related to the agreement which are being amortized over the term of the related debt using the effective interest method. At June 30, 2010, the unamortized debt issuance costs were $301,000 and are included in other assets on the Company’s condensed consolidated balance sheet. The Company is accreting the discount of $494,000 to interest expense over the term of the related debt, using the effective interest method.

The estimated fair value of the Long term obligation was $41.2 million as of June 30, 2010. The fair value of the Long term obligation approximates the carrying amount as presented on the condensed consolidated balance sheet as at June 30, 2010.

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

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•

Our plans with regard to our sales efforts for Qutenza® in the United States and the plans of Astellas Pharma Europe Ltd., or Astellas, for commercialization of Qutenza pursuant to the terms of the Distribution, Marketing Agreement and License Agreement or the Astellas Agreement;

•	the sufficiency of existing resources to fund our operations through at least the next twelve months;

•	our distribution and sales strategies including our plans for sales, marketing and manufacturing;

•	efforts to expand the scope of indications in which our capsaicin-based product candidates are approved and may be marketed;

•	the scope and size of research and development efforts and programs, including with respect to anticipated development of NGX-1998 and additional product candidates;

•	expected timing of initial enrollment for a planned Phase 2 clinical trials for NGX-1998;

•	the potential benefits of, and markets for, our product candidates;

•	losses, costs, expenses, expenditures and cash flows;

•	estimates or expectations upon which we base our revenue recognition;

•	potential competitors and competitive products;

•	patents and our and others’ intellectual property; and

•	expected future sources of revenue and capital.

We undertake no obligation to, and expressly disclaim any obligation to, revise or update the forward-looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, which are more fully described in the section of this quarterly report entitled “Risk Factors”, including, but not limited to, those risks and uncertainties relating to:

•	our ability to build and manage an effective sales force and supporting infrastructure to successfully commercialize Qutenza;

•	physician or patient reluctance to use Qutenza including the reluctance due to inadequate or inconvenient payer coverage for Qutenza and for the procedure to administer Qutenza;

•	our ability to obtain adequate pricing and sufficient insurance coverage and reimbursement;

•	our inability to obtain additional financing if necessary;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates;

•	Astellas’ ability and efforts to effectively commercialize Qutenza in the territory covered by the Astellas Agreement;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.

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

Our first commercial product, Qutenza is a localized dermal delivery system designed to treat certain neuropathic pain conditions and was approved by the U.S. Food and Drug Administration, or FDA, in November 2009 for the management of neuropathic pain associated with postherpetic neuralgia, or PHN. Qutenza is commercially available in the United States through a specialty distribution and specialty pharmacy network supported by our own sales force.

In May 2009, Qutenza received a Marketing Approval or MA, in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, we entered into the Astellas Agreement, under which we granted an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa, which we refer to as the Licensed Territory. In the second quarter of 2010, Astellas made Qutenza commercially available in Germany, Austria and the United Kingdom (UK) with initial launch activities focused on intensive site training. Astellas has informed us of their plans to launch Qutenza into additional European markets during the second half of 2010, to increase their presence in the pain specialist arena. We will record royalty revenue based upon Astellas’ reported net sales of Qutenza in the Astellas Territory. The timing of recording royalty revenue from Astellas may lag by as much as a quarter due to timing of Astellas reporting such royalties to us.

We are currently evaluating the nature, scope and timing of continued development of Qutenza to support the potential for label expansion in the United States. Areas of potential focus for label expansion include HIV-distal sensory neuropathy, (also known as HIV-associated neuropathy) or HIV-DSP, painful diabetic neuropathy, or PDN, and potentially other neuropathic pain indications. Our plans for continued Qutenza development efforts with respect to PDN are being evaluated in light of Astellas’ plans for market support studies and satisfaction of the European Medicines Agency, or EMA, post-approval regulatory commitments.

Our lead product candidate, NGX-1998 is a topical liquid formulation of capsaicin for potential use in neuropathic pain conditions and has been evaluated in three Phase 1 studies. We have begun our initial preparation for the Phase 2 clinical program, with patient enrollment expected to occur in the last quarter of 2010.

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

To date we have funded our operations primarily by selling equity securities, establishing debt facilities and through a collaboration agreement with Astellas. We have incurred significant losses since our inception. We had cash, cash equivalents and short-term investments totaling $67.9 million at June 30, 2010 and during the six months ended June 30, 2010 we used $21.3 million in operating activities. We expect to continue to incur annual operating losses over the next several years and the rate of those losses is expected to increase in the near term as we continue our sales and marketing efforts of Qutenza in the United States. Additionally, we have resumed development of NGX-1998 and may potentially resume development of our other product candidates. On April 30, 2010, we entered into a $40 million Financing Agreement with Cowen Healthcare Royalty Partners, L.P., or Cowen Royalty. The agreement creates a debt obligation that will be repaid through and secured by royalties and future milestone payments payable to us by Astellas. We believe this structure provides us with capital to continue executing our operating plan. We anticipate that our existing cash and investments will be sufficient to meet our projected operating requirements through at least the next twelve months.

Critical Accounting Policies and Significant Judgments and Estimates

As of the date of the filing of this quarterly report, there have been no material changes to our critical accounting policies during the six months ended June 30, 2010 compared to those discussed in our 2009 Form 10-K, filed on March 19, 2010, other than those discussed below:

Product revenue

In April 2010, we made Qutenza commercially available to our specialty distributor and specialty pharmacy customers, in the United States. Based on our agreements with our customers, the customers take title to the product upon shipment and have the right to return damaged product, expired or short dated product. As Qutenza is new to the marketplace, we are currently assessing the flow of product through its distribution channel. Since current authoritative guidance precludes revenue recognition until a reasonable estimate of returns can be made, we are deferring the recognition of revenues, and related product costs, on Qutenza product shipments to speciality distributor and speciality pharmacy customers until an estimate of returns can be made. However, we are recognizing Qutenza product revenues, and related product costs, at the time the product is shipped to physicians for administration to patients. Additionally, as part of the launch program, we offered extended payment terms to certain customer classes and we expect to recognize the related revenue upon expiration of such extended payment terms. We anticipate that revenues will be reduced for estimated discounts and allowances based on the contractual terms of sales, however with regard to revenue recognized in the second quarter of 2010, no adjustments for discounts or allowances were required.

Cost of goods sold

Cost of goods sold includes costs to procure, manufacture and distribute Qutenza including certain fixed costs incurred in the distribution channel as well as royalties paid to The Regents of the University of California, or UC, and LTS Lohmann Therapie-Systeme AG or LTS pursuant to our agreements with such entities. Costs associated with the manufacture of Qutenza prior to FDA approval were previously expensed as research and development in the period incurred. Cost of goods sold associated with deferred product revenue will be deferred and recognized in the same period as the associated product revenue.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consist of raw materials, work in process and finished goods. Raw materials include certain starting materials used in the production of the active pharmaceutical ingredient of Qutenza. Work in process includes the bulk inventory of the active pharmaceutical ingredient, patches and cleansing gel of Qutenza that are in the process of being manufactured by our third party contract manufacturers or have completed manufacture and are awaiting final packaging, including related internal labor and overhead costs. Finished goods include the final packaged kits that contain the Qutenza patch and cleansing gel and that are ready for commercial sale. Qutenza received FDA approval for sale in the United States during the fourth quarter of 2009, and accordingly, all product manufacturing costs incurred subsequent to FDA approval in the U.S. market were capitalized to inventory. Such costs incurred prior to FDA approval had been recorded as research and development expense in the accompanying condensed consolidated statement of operations. As a result, inventory balances for the next few quarters may reflect a lower average per unit cost. On a quarterly basis, Management analyzes its inventory levels and writes down inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenues.

Long term obligations

Under our Financing Agreement with Cowen Royalty, we recorded the upfront cash payment of $40.0 million, less the $494,000 in cost reimbursements paid to Cowen Royalty as a Long term obligation. Based upon our best estimate of future Revenue Interest payments, interest expense was calculated using the effective interest method. Our best estimate of future Revenue Interest payments was based upon returning to Cowen Royalty an internal rate of return of 19% through future Revenue Interest receipts from Astellas.

Results of Operations

In November, 2009, we received marketing approval from the FDA for Qutenza for the management of neuropathic pain associated with PHN. In April, 2010, we launched Qutenza in the United States. . We are marketing and selling Qutenza in the U.S. through a team of approximately 40 sales professionals. We have established a distribution network that will allow health care providers to access Qutenza through specialty distributors and specialty pharmacies. We are marketing Qutenza to top physicians who treat PHN patients in private practices, hospitals, military treatment facilities and veterans associations. Our focus requires considerable time and effort to educate and train physician offices prior to their initial Qutenza treatments. At

June 30, 2010, gross deferred product revenues totaled $275,000 which is reported net of associated deferred cost of goods sold of $19,000.

We commenced recording Collaborative revenue for the upfront payments from Astellas in 2009 when the upfront payment of $48.8 million received from Astellas became nonrefundable as a result of our transfer of the Qutenza MA to Astellas. As of June 30, 2010, $43.3 million is the remaining deferred collaborative revenue which will be recognized on a straight line basis over the remaining service period of the joint steering committee, which we estimate will expire in June 2016. Under our Supply Agreement with Astellas, we are obligated to supply product, at our cost, until such time as Astellas establishes its own supply relationship.

In the second quarter of 2010, Astellas made Qutenza commercially available in Germany, Austria and the United Kingdom (UK) with initial launch activities focused on intensive site training. Astellas has informed us of their plans to launch Qutenza into additional European markets during the second half of 2010, to increase their presence in the pain specialist arena. We will record royalty revenue based upon Astellas’ reported net sales of Qutenza in the Licensed Territory. The timing of recording royalty revenue from Astellas will lag by as much as a quarter due to the timing of Astellas reporting such royalties to us.

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

The process of conducting preclinical testing and clinical trials necessary to obtain marketing approvals in the United States and other regions is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, patient enrollment, manufacturing capabilities, successful clinical results, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when or to what extent we will generate revenues from commercialization and sale of any of our unapproved product candidates. Currently we are preparing for the entry of NGX-1998 into Phase 2 clinical development. NGX-1998 is our most advanced product candidate and costs to complete development of NGX-1998 could be significant. Pursuant to Astellas Agreement, we might receive future option payments related to this program at Astellas’ election. Further, if Astellas exercises its option to license NGX-1998, Astellas would be responsible for 50% of the costs incurred for Phase 3 clinical development.

We anticipate that our overall research and development expenses, excluding non-cash stock-based compensation expense, may increase in the second half of 2010 and during 2011, as we expect to resume development activities for NGX-1998 including initiating a Phase 2 study and potentially conducting certain activities related to other non-approved indications for Qutenza.

Our selling, general and administrative expenses consist primarily of salaries and benefits, including those of our sales, marketing, commercial operations and administrative functions such as finance, human resources, legal, medical affairs and information technology. Additionally, selling, general and administrative expenses include marketing expenses, commercialization costs, pharmacovigilance costs and costs associated with our status as a public company and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. We anticipate that our selling, general and administrative expenses will increase significantly during 2010 and over the next several years as a result of our commercialization of Qutenza. These increases are likely to be attributable to increasing marketing activities, costs to maintain and potentially grow our U.S. sales force and infrastructure costs to support commercial operations, as well as the need to add additional personnel in all of the key functional areas that support growth of our general operations, including accounting and finance, legal and human resources.

Comparison of the Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(in thousands, except percentages)
Product revenue	$33	$—	33	100%
Collaborative revenue	2,051	—	2,051	100%
Cost of goods sold	(45)	—	45	100%
Research and development expenses	(2,745)	(2,780)	(35)	(1%)
Selling, general and administrative expenses	(8,271)	(2,605)	5,666	218%
Interest income	22	11	11	100%
Interest expense and other	(1,278)	(58)	1,220	2103%

Product Revenue. Since the U.S. launch of Qutenza on April 5, 2010, we recorded sales of Qutenza to its specialty distributor and specialty pharmacy customers totaling $308,000, of which $33,000 was recorded as Qutenza revenue for the second quarter 2010. Due to limited history of product returns and launch-related programs, including extended payment programs, we are deferring revenue recognition of the remaining $275,000 in Qutenza sales to these customers. Of the deferred revenue total, $122,000 was sold through to end user customers (i.e. physicians, clinics and hospitals) and the deferral has resulted from launch related extended payment terms, while $153,000 represents deferral of sales into our distribution channel, recognition of which will be based upon ultimate sales of those units to end user customers. Deferred revenue is reported net of associated cost of goods sold on the Company’s condensed consolidated balance sheet as at June 30, 2010.

Collaborative Revenue. Collaborative revenue of $2.1 million recorded in the three months ended June 30, 2010 consisted of $1.9 million of the amortization of upfront payments received pursuant to the Astellas Agreement as well as $0.2 million of Collaborative revenue under our Supply Agreement with Astellas. Under our Supply Agreement with Astellas, we are obligated to supply product, at a contractually agreed upon cost for materials and our related labor and overhead, until such time as Astellas establishes its own supply relationship with suppliers. The majority of this revenue results from our having expensed certain product costs in periods prior to receiving regulatory approval and subsequently selling that product to Astellas during this quarter. Going forward we do not expect to make a significant net profit or loss on sales of product to Astellas.

Cost of goods sold. Cost of goods sold totaled $45,000 for the three months ended June 30, 2010. Cost of goods sold includes the cost of product sold, costs associated with services provided by our third-party logistics partner for managing the shipping, billing and other administrative functions associated with the distribution channel and also includes royalty obligations due to the Company’s intellectual property licensors, UC and LTS. We recognize costs associated with our third party logistics provider in the period in which those costs are incurred, however costs to manufacture product and royalty obligations due to third parties are deferred and recognized in the period in which the associated revenue is recognized. During the second quarter of 2010, we recognized cost of goods in excess of our product revenue as a result of the fixed costs associated with the services of our third party logistics provider. Costs associated with the manufacture of Qutenza prior to regulatory approval were previously expensed in the period in which those costs were incurred.

Research and Development expenses. Research and development expenses decreased $0.1 million, or 1%, to $2.7 million for the three months ended June 30, 2010 from $2.8 million for the same period in 2009. During both periods, we were engaged primarily in activities supported by our internal personnel including the management of regulatory processes to gain approval in both Europe and the United States during 2009 and 2010 and the maintenance of the New Drug Application or NDA in the United States for Qutenza. Further, whereas in 2009 we were engaged in conducting a small clinical study at the request of the FDA in support of our NDA, in 2010 we were engaged in the planning and preparatory work associated with the initiation of a Phase 2 study for our lead product candidate, NGX-1998. Over the remainder of this year and into 2011, we expect that our research and development costs may increase due to a planned Phase 2 study with NGX-1998 as well as non-clinical and formulation work associated with this program.

Selling, General and Administrative expenses. Selling, general and administrative expenses increased $5.7 million, or 218%, to $8.3 million for the three months ended June 30, 2010, from $2.6 million for the same period in 2009. This increase was due in large part to the commercial launch of Qutenza in the United States in April, 2010. Specifically, the increases included $2.6 million in costs associated with our sales and commercial operation organization including salary and related expenses; $2.1 million increase in expenses for marketing materials development and other launch related marketing costs; $0.5 million in costs due to an increase in general and administrative salary and related expenses temporary help and consultants, professional service fees and other public company costs; $0.5 million of costs associated with our medical affairs organization including salary and related expenses; $0.2 million of professional services related to our reimbursement activities in support of the commercial launch of Qutenza, and a $0.2 million increase in stock-based compensation costs due to the granting of options to employees and officers. These increases were offset by a decrease in legal fees of $ 0.4 million primarily due to fees incurred in the 2009 period associated with the Astellas Agreement.

Interest expense. Interest expense increased $1.2 million, or 2,103%, to $1.3 million for the three months ended June 30, 2010 from $0.1 million for the same period in 2009. The 2010 increase was primarily due to interest on the $40 million Long term obligation related to the Financing Agreement entered into with Cowen Royalty, in May 2010.

Comparison of the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(in thousands, except percentages)
Product revenue	$33	$—	33	100%
Collaborative revenue	3,837	—	3,837	100%
Cost of goods sold	(45)	—	(45)	100%
Research and development expenses	(4,868)	(5,106)	(238)	(5%)
Selling, general and administrative expenses	(17,078)	(4,794)	12,284	256%

Interest income	29	45	(16)	(36%)
Interest expense and other	(1,305)	(177)	(1,128)	637%

Product Revenue. Since the U.S. launch of Qutenza on April 5, 2010, we recorded sales of Qutenza to its specialty distributor and specialty pharmacy customers totaling $308,000, of which $33,000 was recorded as Qutenza revenue for six months ended June 30, 2010. Due to limited history of product returns and launch-related programs, including extended payment programs, we are deferring revenue recognition of the remaining $275,000 in Qutenza sales to these customers. Of the deferred revenue total, $122,000 was sold through to end user customers (i.e. physicians, clinics and hospitals) and the deferral has resulted from launch related extended payment terms, while $153,000 represents deferral of sales into our distribution channel, recognition of which will be based upon ultimate sales of those units to end user customers. Deferred revenue is reported net of associated cost of goods sold on our condensed consolidated balance sheet as at June 30, 2010.

Collaborative Revenue. Collaborative revenue of $3.8 million recorded in the six months ended June 30, 2010 consisted of the amortization of upfront payments received pursuant to the Astellas Agreement as well as $0.2 million of Collaborative revenue under our Supply Agreement with Astellas. Collaborative revenue under the Supply Agreement resulted from a difference between the carrying cost of supply sold to Astellas and the contractual transfer price for those supplies. Under our Supply Agreement with Astellas, we are obligated to supply product, at a contractually agreed upon cost for materials and our related labor and overhead, until such time as Astellas establishes its own supply relationship with suppliers.

Cost of goods sold. Cost of goods sold totaled $45,000 for the six months ended June 30, 2010. Cost of goods sold includes the cost of product sold, costs associated with services provided by our third-party logistics partner for managing the shipping, billing and other administrative functions associated with the distribution channel and also includes royalty obligations due to the Company’s intellectual property licensors, UC and LTS. We recognize costs associated with our third party logistics provider in the period in which those costs are incurred, however costs to manufacture product and royalty obligations due to third parties are deferred and recognized in the period in which the associated revenue is recognized. During the six months ended June 30, 2010, we recognized cost of goods in excess of our product revenue as a result of the fixed costs associated with the services of our third party logistics provider. Costs associated with the manufacture of Qutenza prior to regulatory approval were previously expensed in the period in which those costs were incurred.

Research and Development expenses. Research and development expenses decreased $0.2 million, or 5%, to $4.9 million for the six months ended June 30, 2010 from $5.1 million for the same period in 2009. The decrease was attributable to a $0.2 million decrease in expenses driven by clinical consulting fees related to our MA and our NDA preparation costs as incurred in 2009. During both periods, we were engaged primarily in activities supported by our internal personnel including the management of regulatory processes to gain approval in both Europe and the United States during 2009 and 2010 the maintenance of the NDA in the United States for Qutenza. Further, whereas in 2009 we were engaged in conducting a small clinical study at the request of the FDA in support of our NDA, in 2010 we were engaged in the planning and preparatory work associated with the initiation of a Phase 2 study for our lead product candidate, NGX-1998.

Selling, General and Administrative expenses. Selling, general and administrative expenses increased $12.3 million, or 256%, to $17.1 million for the six months ended June 30, 2010, from $4.8 million for the same period in 2009. This increase was due in large part to the commercial launch of Qutenza in the United States in April, 2010. Specifically, the increases included a $4.1 million in costs associated with our sales and commercial operation organization including salary and related expenses; $5.6 million increase in expenses for marketing materials development and other launch related marketing costs; $0.9 million in costs due to an increase in general and administrative salary and related expenses, temporary help and consultants, professional service fees and other public company costs; $1.0 million of costs associated with our medical affairs organization including salary and related expenses; $0.4 million of professional services related to our reimbursement activities in support of the commercial launch of Qutenza, and a $0.5 million increase in stock-based compensation costs due to the granting of options to employees and officers. These increases were offset by a decrease in legal fees of $ 0.2 million primarily due to fees incurred in the 2009 period associated with the Astellas Agreement.

Interest expense. Interest expense increased $1.1 million, or 637%, to $1.3 million for the six months ended June 30, 2010 from $0.2 million for the same period in 2009. The 2010 increase was primarily due to interest on the $40 million Long term obligation related to the Financing Agreement entered into with Cowen Royalty in May 2010.

Liquidity and Capital Resources

Since our inception through June 30, 2010, we have funded our operations primarily by selling equity securities, establishing debt facilities and through a collaboration agreement with Astellas. In May 2007, we completed an initial public offering of our common stock which, after deducting total expenses including underwriting discounts and commissions and other-offering related expenses, resulted in net cash proceeds of $38.1 million. In December 2007, we completed the first closing of a private placement of our common stock and warrants resulting in net cash proceeds of $21.5 million and in January 2008, we completed the second and final closing of this private placement of our common stock and warrants resulting in net cash proceeds of $2.3 million.

As of June 30, 2010, we had approximately $67.9 million in cash, cash equivalents and short-term investments. We also had working capital, adjusted to exclude the current portion of deferred revenue of approximately $7.2 million, of $64.5 million. Our cash and investment balances are typically held in a variety of interest bearing instruments including corporate bonds, commercial paper, money market funds and obligations of U.S. government agencies. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to capital preservation and liquidity. Further, to reduce portfolio risk, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. Our investment holdings at June 30, 2010 consist solely of U.S. Treasury securities and money market funds consisting of only U.S. Treasury securities.

Net cash used in operating activities was $21.3 million and $9.2 million in the six months ended June 30, 2010 and 2009, respectively. Net cash used in each of these periods consisted of sales and marketing expenses associated with the launch of first commercial product, Qutenza, which was launched in April, 2010, infrastructure costs in support of our commercial operations and research and development expenses related to the maintenance of our approved NDA and our other development programs including the preparation for entering Phase 2 clinical development of NGX-1998. Also included in our cash usage in the six months ended June 30, 2010 was the payment of the sublicense fee due to the UC resulting from the upfront payments received under the Astellas Agreement and cash payments made for the 2009 Employee Bonus Plan. We anticipate that cash used in operating activities will continue at increased rates over 2009 levels as a result of our commercial activities and resumption of activities associated with the NGX-1998 development program.

Net cash used in and provided by investing activities was $32.9 million and $5.5 million for the six months ended June 30, 2010 and 2009, respectively. Investing activities consisted of the purchase and maturity of marketable securities, and the purchase of capital equipment. We expect that property and equipment expenditures will increase in 2010 due to the capital needs for infrastructure to support our commercial operations.

Net cash provided by and used in financing activities was $39.2 million and $1.8 million in the six months ended June 30, 2010 and 2009, respectively. Financing activities consist of proceeds from the long term obligations related to the Financing Agreement with Cowen Royalty as of June 30, 2010, principal repayments on our venture loan financing arrangements in both periods, with the final principal payment made in January 2010, along with the exercise of stock options.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the success of the commercialization of our products;

•	the costs of establishing and maintaining sales and marketing infrastructure, distribution capabilities and a sales force;

•	the scope and cost of commercial activities including, but not limited to, costs associated with pharmacovigilance and medical affairs activities;

•	the conduct of manufacturing activities;

•	the costs of carrying out our obligations under our commercial arrangement with Astellas;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements that we have or may establish;

•	the costs and timing of seeking regulatory approvals;

•	the progress of our development programs including the number, size and scope of clinical trials and non-clinical development;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

At June 30, 2010, we had $67.9 million in cash, cash equivalents and short-term investments. We anticipate that our cash usage for the remainder of fiscal year 2010 will continue at significantly increased levels as a result of costs related to our commercialization activities for Qutenza and resumption of development activities related to NGX-1998 and potentially our other development programs. On April 30, 2010, we entered into the Financing Agreement with Cowen Royalty. This agreement created a debt obligation that is to be repaid through and secured in part by royalties and future milestone payments payable to us by under the Astellas Agreement. A further description of the terms of the Financing Agreement is set forth in Note 9 of our Condensed Consolidated Financial Statements included Part I, Item 1 of this Quarterly Report on Form 10-Q. We anticipate that our existing cash and investments will be sufficient to meet our projected operating requirements through at least the next twelve months.

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

Off Balance Sheet Arrangements

Since inception, we have not engaged in any off balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations

There have been no material changes to our disclosures set forth in our 2009 Form 10-K, filed on March 19, 2010 regarding contractual obligations other than as set forth in Note 8 and Note 9 of our financial statements included Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recently Issued and Adoption of New Accounting Standards

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. This guidance modifies previous guidance for multiple element arrangements by allowing the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence, or VSOE, or third party evidence, or TPE, of selling price for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price is not available. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted beginning in interim periods ended September 30, 2009. We are currently evaluating the impact of adopting ASU 2009-13 on our financial position and results of operations

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition-Milestone Method (ASC Topic 605): Milestone Method of Revenue Recognition, or ASU No. 2010-17 . ASU No. 2010-17 codifies the consensus reached in Emerging Issues Task Force EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” ASU No. 2010-17 provides the amendments to the Codification which provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not expected at the beginning of the entity’s fiscal year, the entity should apply ASU No. 2010-17 retrospectively from the beginning of the year of adoption. The adoption of this ASU did not have a material impact on our consolidated financial position and results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our Form 10-K filed for the year ended December 31, 2009.

Foreign Currency Exchange Rate Risk

Our third party manufacturers including the manufacturer of our active pharmaceutical ingredient, the manufacturer of Qutenza and the manufacturer of our cleansing gel, are located in countries outside the United States. As a result, we may experience changes in product supply costs as a result of changes in exchange rates between the U.S. dollar and the local currency where the manufacturing activities occur. In addition, product supply requirements for Qutenza increase, our exposure to foreign currency exchange rates, primarily the Euro, will increase.

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

Risks Related to our Business

Our success depends on our ability to effectively commercialize our lead product Qutenza® (capsaicin) 8% patch.

Our product Qutenza® (capsaicin) 8% patch, was approved by the FDA in November 2009 for the management of neuropathic pain associated with PHN. Our commercial success depends on our ability to successfully launch and commercialize Qutenza in the United States. Prior to receiving FDA marketing approval, our commercialization activities were limited and, as a result, many of our proposed activities to create product awareness or promote market acceptance have only recently been initiated and as such their effect may take some time to be realized, if at all. Although we launched Qutenza in April 2010, we do not yet know how effective our launch has been or will be, and we may not have an indication of effectiveness for at least the next few quarters, if at all, due to Qutenza’s nature as an office administered product, its expected duration of effect resulting in prolonged periods between product use for a particular patient, and due to our targeted commercialization strategy. Additionally, successful commercialization of Qutenza will depend on a number of factors as further discussed in the Risk Factors section of this Quarterly Report on Form 10-Q, but include risks related to obtaining adequate reimbursement, our maintaining a qualified sales force, continuing to build infrastructure to support commercial operations and ensuring sufficient product supply. These activities require significant management attention and financial resources. There can be no assurance that we will be able to sufficiently hire, retain and manage the personnel required to successfully commercialize Qutenza or that such commercialization will result in significant product sales of Qutenza. If the commercial launch of Qutenza does not meet our expectations, it would significantly and negatively impact our revenue and results of operations.

Our strategy for launching Qutenza in the United States may result in lower than expected near term revenue and could result in a lower overall revenue potential for Qutenza.

We launched Qutenza with a field sales organization of approximately 40 representatives and managers. We have tasked the sales force with focusing initially on thought leaders in neuropathic pain as well as U.S. pain specialists with a significant practice in treating PHN patients in major markets in the United States. Our current approach to launching Qutenza contemplates significant interaction with physicians and their practices to facilitate educating staff involved with administering and billing for Qutenza and involves a combination of sales representatives, clinical educators and reimbursement specialists, all of whom we believe are necessary to allow physicians that use Qutenza to have:

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

If physicians are not adequately reimbursed for Qutenza or their time and services in administering Qutenza, it is likely that they will not prescribe Qutenza.

Because many people suffering from PHN are elderly, in order for Qutenza to be economically viable in the United States, we will need Medicare coverage for Qutenza to have significant market penetration. We understand that all of the Medicare contractors that process claims for Medicare intend to cover Qutenza under Part B and consequently, we believe that Medicare Part B coverage for Qutenza is in place nationwide. Although Medicare Part B coverage, Medicare policymakers or local contractors may determine that Qutenza is reasonable and necessary only under limited circumstances. Currently, three contractors have published detailed coverage criteria for Qutenza. If a significant portion of contractors establish restrictive coverage policies for Qutenza, our business would be harmed, not only because Medicare beneficiaries represent a substantial portion of our target market, but also because Medicare’s coverage policies would likely affect the determination of many state Medicaid programs and could influence private payers.

The use of Qutenza is reimbursable under Medicare Part B and the amounts of reimbursement available to the physician for the treatment procedure are known in most cases, since 9 of the 12 contractors have instructed physicians to bill using established evaluation and management codes that have payment rates associated with them. In the case of three contractors, the reimbursement amounts for the Qutenza treatment procedure are not yet known because these contractors have requested physicians use a miscellaneous / unlisted code that must be manually priced by the contractor. We continue to work with local physicians to determine payment amounts in these contractors’ service areas. If payment rates prove inadequate, such rates could create a significant barrier to physician adoption of Qutenza. Additionally, the timing and process for physicians to receive reimbursement for use of Qutenza may be a lengthy and uncertain which can also create a barrier for physician adoption of Qutenza. In either case, these factors could serve to seriously limit the market opportunity for Qutenza.

We also will need to obtain favorable coverage and reimbursement decisions for Qutenza from private insurers, including managed care organizations. We expect that private insurers will consider the efficacy, cost-effectiveness and safety of Qutenza in determining whether to provide reimbursement for Qutenza and at what level. At this time, we are aware of two large national plans and two state-based Blue Cross Blue Shield plans that have published coverage criteria for Qutenza. Other private insurers and managed care plans are providing access to Qutenza on a case-by-case basis while they determine their coverage and reimbursement policies for Qutenza. Obtaining these coverage and reimbursement decisions will be a time consuming process requiring substantial resources and Qutenza patients or providers may not receive adequate reimbursement from private insurers.

We expect to experience pricing pressures in connection with the sale of Qutenza and our potential future products, due to the trend toward programs and legislation aimed at reducing healthcare costs, including the recently passed federal healthcare reform legislation as well as the increasing influence of managed care organizations. In many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to direct governmental control and is influenced by drug reimbursement programs that employ a variety of price control mechanisms. In these countries, pricing negotiations with governmental authorities or reimbursement programs can take 6 to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct additional studies, such as a study to evaluate the cost-effectiveness of Qutenza compared to other currently available therapies. If reimbursement for Qutenza is unavailable, delayed or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business would be materially harmed.

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

Qutenza and our product candidates may never achieve market acceptance

The commercial success of Qutenza or any other product candidates we develop, if approved, will depend on, among other things, acceptance by physicians, patients or payors. Market acceptance of, and demand for, any products that we develop and commercialize will depend on many factors, including:

•	the ability to obtain adequate pricing and sufficient insurance and other third party payer coverage and reimbursement;

•	with respect to Qutenza, physicians and patients willingness and ability to accommodate the time necessary for each Qutenza treatment;

•	patient acceptance of the treatment procedure, efficacy or safety of Qutenza;

•	availability, relative cost and relative efficacy and safety of alternative and competing treatments;

•	the effectiveness of our or our collaborators’ sales, marketing and distribution strategy;

•	publicity concerning our products or competing products and treatments; and

•	post marketing approval pharmacovigilance or other studies showing safety issues not seen in previous studies.

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

In order to successfully commercialize Qutenza or any of our product candidates, we must develop a capable sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these services for us. The development of a capable sales, marketing and distribution infrastructure requires substantial resources. We have entered into the Astellas Agreement to market Qutenza in the Licensed Territory, and we may enter into additional partnering or other distribution arrangements for commercialization outside the United States. While we have a direct sales and marketing organization in the United States for commercializing Qutenza, we may explore the possibilities to enter into collaborations with partners for commercializing Qutenza in the United States. Our establishment of Astellas as our collaboration partner for the Licensed Territory could limit the potential collaboration options we have for the United States and other countries, or could render potential collaborators less inclined to enter into an agreement with us because of such relationship. Similarly, if we enter into an agreement with a collaboration partner in the United States, such agreement may negatively impact our ability to seek additional strategic relationships. Factors that may inhibit our efforts to develop an internal sales, marketing and distribution infrastructure and ability to commercialize our products successfully include:

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

We also may not be able to enter into collaborations on acceptable terms, if at all, and we may face competition in our search for partners with whom we may collaborate. If we are not able to build an effective sales, marketing and distribution infrastructure, or collaborate with a partner to perform these functions, we may be unable to commercialize our product candidates successfully, which would adversely affect our business and financial condition.

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

The Astellas Agreement provides for Astellas to be responsible for conducting certain studies for Qutenza in the European Union, both to satisfy post-marketing commitments that were made in conjunction with the Qutenza MA in the European Union and to carry out in support of Astellas’ commercialization plans for Qutenza in the Licensed Territory. The planning and execution of these studies will be primarily the responsibility of Astellas, and may not be carried out in accordance with our indicated preferences, or may yield results that are detrimental to Astellas’ sales of Qutenza in the Licensed Territory or detrimental in our efforts to develop or commercialize Qutenza outside the Licensed Territory, including in the United States. Together with Astellas, we may attempt to design such studies with a view toward having the resulting data be supportive of other regulatory and commercial efforts in both the European Union and the United States, such as potential label expansion studies that may be carried out with respect to use of Qutenza to treat pain associated with PDN. However, such studies may have limited or no utility to support such efforts and may negatively impact our revenues.

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

The Astellas Agreement requires us to expend resources in support of our commercial relationship with Astellas. Although we believe that our contractual arrangement with Astellas provides for reimbursement for many of these activities, the time and financial costs of managing such a relationship can be significant and to occur at a time when we are executing the commercialization of Qutenza in the United States.

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

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including inducing, facilitating or encouraging submission of false claims to government programs and prohibitions on the offer of payment or acceptance of kickbacks or other remuneration for the purchase of Qutenza. Specifically, these anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, or pay any remuneration in exchange for purchasing, leasing or ordering any service or items including the purchase or prescription of a particular drug for which payment may be made under a federal healthcare program. Because of the sweeping language of the federal anti-kickback statute, many potentially beneficial business arrangements would be prohibited if the statute were strictly applied. To avoid this outcome, the U.S. Department of Health and Human Services has published regulations – known as “safe harbors” – that identify exceptions or exemptions to the statute’s prohibitions. Arrangements that do not fit within the safe harbors are not automatically deemed to be illegal, but must be evaluated on a case-by-case basis for compliance with the statute. We seek to comply with anti-kickback statutes and if necessary to fit within one of the defined “safe harbors”; we are unaware of any violations of these laws. However, due to the breadth of the statutory provisions and the absence of uniform guidance in the form of regulations or court decisions, there can be no assurance that our practices will not be challenged under anti-kickback or similar laws. Violations of such restrictions may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from U.S. federal healthcare programs (including Medicaid and Medicare). Any such violations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, the FDA has the authority to regulate the claims we make in marketing our prescription drug products to ensure that such claims are true, not misleading, supported by scientific evidence and consistent with the labeled use of the drug. Failure to comply with FDA requirements in this regard could result in, among other things, warning letters, suspensions of approvals, seizures or recalls of products, injunctions against a product’s manufacture, distribution, sales and marketing, operating restrictions, civil penalties and criminal prosecutions.

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

Any product candidate for which regulatory approval is obtained is subject to significant review and ongoing and changing regulation by the FDA, the EMA, and other regulatory agencies. These ongoing regulatory requirements may include, but are not limited to:

•	obtaining additional post-approval clinical study data;

•	regulatory review of advertising, promotional and education activities for the product;

•	establishment and monitoring of pharmacovigilance programs; and

•	periodic regulatory agency inspections and reviews of third-party manufacturing facilities and processes.

Regulatory authorities have recently increased their enforcement efforts including in the areas of advertising, marketing and promotion. Failure to comply with regulatory requirements may subject us or our collaborative partner to administrative and judicially-imposed sanctions. These may include warning letters, adverse publicity, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production, and refusal to approve pending product marketing applications.

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

The use of our product candidates in clinical trials and the sale of Qutenza expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;

•	impairment of our business reputation;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues;

•	the inability to commercialize our product candidates; and

•	withdrawal of clinical trial participants.

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

Competition may become stronger and more direct and products in development, including products that we are unaware of, may compete with Qutenza. There are many other companies working to develop new drugs and other therapies to treat pain in general and neuropathic pain in particular, including GlaxoSmithKline, Depomed Inc., Novartis AG, UCB S.A, Pfizer, Ortho-McNeil-Janssen Pharmaceuticals and Eli Lilly. Many of the compounds in development by such companies are already marketed for other indications, such as anti-depressants, anti-convulsants or opioids. In addition, physicians employ other interventional procedures, such as nerve stimulation or nerve blocks, to treat patients with difficult to treat neuropathic pain conditions. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, such as vaccines including Zostavax, occur in the biopharmaceutical industry at a rapid pace. Any of these developments may render our products or product candidates obsolete or noncompetitive.

Many of our potential competitors, either alone or together with their partners, have substantially greater financial resources, research and development programs, clinical trial and regulatory experience, expertise in prosecution of intellectual property rights, and manufacturing, distribution and sales and marketing capabilities than we and Astellas do. As a result of these factors, our competitors may:

•	initiate or withstand substantial price competition more successfully;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic alliances;

•	take advantage of acquisition or other opportunities more readily than we can; and

•	develop product candidates and market products that are less expensive, safer, more effective or involve more convenient treatment procedures than our current and future products.

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

Even though Qutenza has been granted five year Hatch-Waxman data exclusivity in the United States and ten-year market exclusivity which may be extended to eleven-year market exclusivity upon meeting certain criteria and eight-year data exclusivity by the EMA, there can be no assurance that the exclusivity granted will effectively prevent competition, either generic or otherwise. Such competition could significantly harm our business.

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

We do not know whether future clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be disrupted for a variety of reasons, including difficulties in:

•	availability of financial resources;

•	addressing issues that could be raised by the FDA or European or other national health authorities regarding safety, design, scope and objectives of future clinical studies;

•	recruiting and enrolling patients to participate in a clinical trial;

•	obtaining regulatory or Institutional Review Board/Ethics Committee approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective clinical research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

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

Qutenza is distributed through a small network of third-party specialty distributors and specialty pharmacies and we rely on a single third party logistics partner; if any of the distributors fail or refuse to distribute Qutenza on commercially favorable terms, or at all, or if the third party logistics partner fails or refuses to perform its function, our business could be adversely affected.

We distribute Qutenza through a small network of third party specialty distributors and specialty pharmacies that generally sell, distribute or provide Qutenza to hospitals or physicians. All of our Qutenza shipments are through these distributors. In addition, we rely on a single third party logistics provider to manage our warehouse, pick pack and ship functions as well as certain customer and account administrative functions. Our business would be harmed if any of these distributors refused to distribute Qutenza or refused to purchase Qutenza on commercially favorable terms to us. It is possible that distribution partners could decide to change their policies or fees, or both, in the future. This could result in their refusal to distribute smaller volume products, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing products. Such alternative methods may not exist or may not be economically viable. In addition, we are subject to a number of risks associated with our dependence on third parties for distribution of Qutenza which could adversely affect sales of Qutenza and our business.

Even though certain of our clinical trials for Qutenza have met their primary endpoints, certain other studies have not met their primary endpoints and, our clinical trials for other indications, if we or our collaborator decide to conduct them, may not succeed, which would adversely impact our long term success.

We have not prepared for or conducted any Qutenza clinical trials for indications other than PHN, HIV-DSP and PDN. We have conducted two Phase 3 clinical trials with Qutenza for patients with HIV-DSP, one of which met its primary endpoint and one which did not meet its primary endpoint. We have also conducted one Phase 2 clinical trial that evaluated the use of Qutenza in patients with PDN. PDN represents a much larger market opportunity than either PHN or HIV-DSP, and unless required clinical trials are successfully completed and regulatory approvals are obtained for the use of Qutenza for PDN patients, Qutenza will not be marketable for this indication in the United States and the European Union and possibly in other countries. If this occurs, our long-term ability to succeed may be significantly and negatively impacted. We believe that to market Qutenza in the United States for future indications, including HIV-DSP and PDN, we may have to conduct two successful Phase 3 trials for those indications, and that for PDN in particular, we may be required to perform additional safety studies. We are evaluating development programs for Qutenza in PDN and may decide not to conduct studies in PDN beyond those that may be required by post-marketing requirements associated with our MA. If we do not conduct the required number of Phase 3 studies in either HIV-DSP or PDN that meet their primary endpoint, we may not gain approval for Qutenza in these indications, which will significantly harm our ability to potentially generate revenue.

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

We have incurred operating and net losses each year since our inception in 1998. Our net loss for the three and six months ended June 30, 2010 and twelve months ended December 31, 2009 was approximately $10.2 million $19.4 million and $21.9 million, respectively. As of June 30, 2010 we had an accumulated deficit of approximately $231.4 million. We had cash, cash equivalents and short-term investments totaling $67.9 million at June 30, 2010 and for the three months ended June 30, 2010, we used cash of approximately $21.3 million in operating activities. We expect to continue to incur losses for several years, as we commercialize Qutenza and continue other research and development activities. If Qutenza does not achieve market acceptance in the United States or the European Union, we will not generate significant product related revenue. We cannot assure you that we will be profitable even if Qutenza is successfully commercialized. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

If we do not raise additional capital, we may be forced to delay; reduce or eliminate our commercialization efforts or development programs.

Our future capital requirements will depend on, and could increase significantly as a result of many factors, including:

•

the costs of establishing, maintaining and expanding sales and marketing infrastructure, distribution capabilities and a sales force and other market support functions such as medical affairs and pharmacovigilance;

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

We intend to seek additional funding through strategic alliances and/or debt facilities or other financing vehicles which may include the public or private sales of our equity securities. There can be no assurance, however, that additional funding will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to further delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities.

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

Because these obligations will in the near term divert all revenues that we may receive under the Astellas Agreement, our financial position and ability to continue operations would be adversely impacted if we required further capital, even if Astellas was successfully commercializing our products in the Licensed Territory. Furthermore, the arrangement under the Financing Agreement may make us less attractive to potential acquirers, and in the event that we exercised our change of control pay-off option to terminate the Financing Agreement in order to carry out a change of control, the payment of such funds out of our available cash or acquisition proceeds would reduce acquisition proceeds for our stockholders.

Risks Related to our Intellectual Property

The commercial success, if any, of Qutenza depends, in part, on the rights we have under certain patents.

The commercial success, if any, of Qutenza depends, in part, on a patent granted in the United States and device patents granted in Canada, Hong Kong and certain countries of Europe concerning the use of a dermal delivery system for prescription strength capsaicin delivery for the treatment of neuropathic pain. We exclusively license these patents from the University of California. We do not currently own, and do not have rights under this license to any issued patents that cover Qutenza outside Europe, Hong Kong, Canada and the United States. Although we have filed for an extension of the term for one of the patents licensed from the University of California, there can be no assurance that such extension will be granted. One or more of the inventors named in the method patent described below may assert a claim of inventorship rights to such patent, which may result in our loss of exclusive use of this patent. Although we do not believe these individuals are co-inventors, there can be no assurance that we would prevail if such a claim were asserted. The absence of exclusive rights to utilize such patent exposes us to a greater risk of direct competition and could materially harm our business.

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

The stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	failure to meet market expectations with respect to the launch of Qutenza by us in the United States and by Astellas in the European Union;

•	inability of us and Astellas to successfully commercialize Qutenza in the United States and the Licensed Territory, respectively;

•	potential inability to preserve or raise sufficient capital to maintain our operations;

•	failure to meet revenue estimates and revenue growth rates;

•	actual or anticipated quarterly variations in our results of operations or those of our collaborators or competitors;

•	third-party healthcare reimbursement policies or determinations;

•	general economic conditions and slow or negative growth of our expected markets;

•	delay in entering, or termination of, strategic partnership relationships;

•	failure or delays in entering additional product candidates into clinical trials or in commencing additional clinical trials for current product candidates;

•	results from and any delays related to the clinical trials for our product candidates;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock or the discontinuation of one or more securities analysts’ research coverage for our stock;

•	inclusion in or removal from stock indices such as the Russell 3000;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	changes in governmental statutes or regulations or in the status of our regulatory approvals;

•	market conditions in the life sciences sector; and

•	any major change in our board or management.

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

Our executive officers, directors and their affiliates and 5% stockholders beneficially own or control approximately 58% of the outstanding shares of our common stock as of June 30, 2010 (after giving effect to the exercise of all of their outstanding vested options and warrants exercisable within 60 days of such date). Accordingly, these executive officers, directors and their affiliates and significant stockholders acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11(2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12(2)	Form of Warrant to Purchase Common Stock.

10.1	2010 Executive Bonus Plan

10.2†	Financing Agreement by and between NeurogesX, Inc, and Cowen Healthcare Royalty Partners, L.P., dated as of April 29, 2010.

10.3	Amendment to Financing Agreement by and between NeurogesX, Inc. and Cowen Healthcare Royalty Partners, L.P., dated as of May 20, 2010.

10.4(3)	2007 Stock Plan, as amended and restated.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2010.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2010	NEUROGESX, INC.
(Registrant)

/s/ Anthony A. DiTonno
Anthony A. DiTonno
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen F. Ghiglieri
Stephen F. Ghiglieri
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11(2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12(2)	Form of Warrant to Purchase Common Stock.

10.1	2010 Executive Bonus Plan

10.2†	Financing Agreement by and between NeurogesX, Inc, and Cowen Healthcare Royalty Partners, L.P., dated as of April 29, 2010.

10.3	Amendment to Financing Agreement by and between NeurogesX, Inc. and Cowen Healthcare Royalty Partners, L.P., dated as of May 20, 2010.

10.4(3)	2007 Stock Plan, as amended and restated.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2010.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.