Form 10-Q
period 2010-09-30
NeurogesX Inc
filed 2010-11-08
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Number of shares of common stock, $0.001 par value, outstanding as of October 29, 2010: 17,783,052

NEUROGESX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROGESX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$13,645	$29,695
Short term investments	44,094	20,864
Receivable from collaborative partner	—	678
Trade receivable	538	—
Prepaid expenses and other current assets	960	711
Restricted cash	290	40
Inventories	1,120	58

Total current assets	60,647	52,046

Property and equipment, net	852	739
Other assets	245	—
Restricted cash	120	120

Total Assets	$61,864	$52,905

Liabilities and stockholders’ equity (deficit)
Liabilities
Current Liabilities
Accounts payable	$1,462	$65
Accrued compensation	1,592	2,157
Accrued license fees	—	1,213
Accrued research and development	725	670
Other accrued expenses	3,066	1,222
Deferred product revenue, net	505	—
Deferred collaborative revenue	7,242	7,242
Long term obligations-current portion	1,539	—
Notes payable-current portion	—	191

Total current liabilities	16,131	12,760

Non-current liabilities
Deferred collaborative revenue	34,184	39,601
Deferred rent	164	291
Long term obligations	41,265	—

Total non-current liabilities	75,613	39,892

Stockholders’ equity (deficit):
Common Stock	18	18
Additional paid-in capital	214,265	212,254
Accumulated other comprehensive income (loss)	5	(8)
Accumulated deficit	(244,168)	(212,011)

Total stockholders’ equity (deficit)	(29,880)	253

Total liabilities and stockholders’ equity (deficit)	$61,864	$52,905

See accompanying notes

NEUROGESX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net product revenue	$197	$—	$230	$—
Collaborative revenue	1,854	119	5,691	119

Total revenues	2,051	119	5,921	119

Operating expenses:
Cost of goods sold	54	—	99	—
Research and development	3,197	3,446	7,842	8,558
Selling, general and administrative	9,577	3,380	26,878	8,168

Total operating expenses	12,828	6,826	34,819	16,726

Loss from operations	(10,777)	(6,707)	(28,898)	(16,607)
Interest income	38	18	67	75
Interest expense	(2,011)	(28)	(3,300)	(142)
Other expenses, net	(10)	(39)	(26)	(115)

Net loss	$(12,760)	$(6,756)	$(32,157)	$(16,789)

Basic and diluted net loss per share	$(0.72)	$(0.38)	$(1.81)	$(0.95)

Shares used to compute basic and diluted net loss per share	17,774,189	17,617,209	17,749,864	17,588,832

See accompanying notes.

NEUROGESX, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(32,157)	$(16,789)
Adjustments to reconcile net loss to cash (used in)/provided by operating activities:

Depreciation	253	139
Amortization/accretion of debt issuance costs and debt discount	31	70
Amortization of investment premiums	361	80
Stock based compensation expense	1,780	1,621
Disposal of property and equipment	2	—
Changes in operating assets and liabilities:
Restricted cash	(250)	—
Trade receivables	(538)	—
Receivable from collaboration partner	678	—
Prepaid expenses and other current assets	(206)	(358)
Inventories	(1,062)	—
Accounts payable	1,397	154
Accrued compensation	(565)	182
Accrued license fees	(1,213)	1,213
Accrued research and development	55	(877)
Other accrued expenses	1,798	586
Accrued interest payable on long term obligations	3,269	—
Deferred product revenue	505	—
Deferred collaborative revenue	(5,416)	48,668
Deferred rent	(82)	140

Net cash (used in)/provided by operating activities	(31,360)	34,829

Investing activities
Purchases of short-term investments	(62,833)	(16,555)
Proceeds from maturities of short-term investments	39,254	22,001
Purchases of property and equipment	(366)	(51)

Net cash (used in)/provided by investing activities	(23,945)	5,395

Financing activities
Repayment of notes payable	(191)	(2,350)
Proceeds from issuance of long term obligations	39,215	—
Proceeds from issuance of common stock	231	159

Net cash provided by/(used in) financing activities	39,255	(2,191)

Net (decrease)/increase in cash and cash equivalents	(16,050)	38,033
Cash and cash equivalents, beginning of period	29,695	10,435

Cash and cash equivalents, end of period	$13,645	$48,468

Supplemental cash flow information
Cash paid for interest	$—	$165

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

In May 2009, Qutenza received a marketing authorization (“MA”) in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, the Company entered into a Distribution, Marketing and License Agreement (the “Astellas Agreement”) with Astellas Pharma Europe Ltd. (“Astellas” or “Collaborative Partner”), under which Astellas was granted an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein, as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa (“Licensed Territory”). Astellas has made Qutenza commercially available in Austria, Germany, the United Kingdom, Ireland, Greece, Portugal and the Netherlands.

The Company was incorporated in California as Advanced Analgesics, Inc. on May 28, 1998 and changed its name to NeurogesX, Inc. in September 2000. In February 2007, the Company reincorporated into Delaware. The Company is located in San Mateo, California.

During the third quarter of 2009, the Company transitioned out of the development stage.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, NeurogesX UK Limited, which was incorporated as of June 1, 2004. NeurogesX UK Limited was established for the purposes of conducting clinical trials in the U.K. and marketing approval submission. The subsidiary has no assets other than the initial capital totaling one Pound Sterling.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information on the same basis as the annual consolidated financial statements and in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated interim financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the balances and results for the periods presented. These unaudited condensed consolidated interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim periods.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Thus, actual results could differ from those estimates. Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.

Note 2. Summary of Significant Accounting Policies

Product revenue

In April 2010, the Company made Qutenza commercially available to its specialty distributor and specialty pharmacy customers, in the United States. Under the Company’s agreements with its customers, the customers take title to the product upon shipment and only have the right to return damaged product, product shipped in error and expired or short-dated product. As Qutenza is new to the marketplace, the Company is currently assessing the flow of product through its distribution channel, and cannot currently reasonably estimate returns, and until such time as an estimate of returns can be made the Company is recognizing Qutenza product revenues, and related product costs, at the later of:

•	the time the product is shipped by the customer to physicians, and

•	the date of cash collection.

Physicians are generally ordering Qutenza in small quantities only after they have identified a patient for treatment. The Company believes that revenue recognition upon the later of customer shipment to the end user and the date of cash collection is appropriate until the Company has sufficient data on cash collection and return patterns of its customers. The Company is utilizing shipping data provided by our customers to determine when product is shipped by the customers to physicians and is evaluating ending inventory levels at our customers each month. The Company is performing additional procedures to further analyze shipments made by our customers to physicians and the risk of product returns.

The Company has established terms pursuant to distribution agreements with its customers providing for payment within 120 days of the date of shipment. Such distribution agreements generally have a term of one year. Upon expiration of the existing distributor agreements, the Company will evaluate such payment terms.

The application of the Company’s revenue recognition policy resulted in the recognition of $197,000 and $230,000 from gross shipments of $494,000 and $802,000 for the three and nine months ended September 30, 2010, respectively. The Company’s gross shipments are reduced for chargebacks, certain fees paid to distributors and product sales allowances including rebates to qualifying federal and state government programs. At September 30, 2010, net deferred product revenues totaled $505,000.

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

The Company analyzes multiple element arrangements, such as the Astellas Agreement, to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The determination of whether an element can be separated or accounted for as a single unit of accounting is based on the availability of evidence with regard to standalone value of each delivered element. If the fair value of all undelivered performance obligations can be determined, then all obligations would then be accounted for separately as performed. If any delivered element is considered to either: 1) not have standalone value or 2) have standalone value but the fair value of any of the undelivered performance obligations are not determinable, then any delivered elements of the arrangement would be accounted for as a single unit of accounting and the multiple elements would be grouped and recognized as revenue over the longest estimated performance obligation period.

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

The Company views the Astellas Agreement and related agreements, as a multiple element arrangement with the key deliverables consisting of an exclusive license to Qutenza in the Licensed Territory, an obligation to conduct certain development activities associated with NGX-1998, participation on a joint steering committee and supply of Qutenza components to Astellas until such time that Astellas can establish a direct supply relationship with product vendors. Because not all of these elements have both standalone value and objective and reliable evidence of fair value, the Company is accounting for such elements as a single unit of accounting. Further, the agreement provides for the Company’s mandatory participation in a joint steering committee, which the Company believes represents a substantive performance obligation and also the estimated last delivered element under the Astellas Agreement and related agreements. Therefore, the Company is recognizing revenue associated with upfront payments and license fees ratably over the term of the joint steering committee performance obligation. The Company estimates this performance obligation will be delivered ratably through June 2016.

At the inception of the Astellas Agreement, the upfront license fees were subject to a refund right, which expired upon transfer of the Company’s MA for Qutenza in the European Union to Astellas. In September 2009, the transfer of the MA to Astellas was completed and, therefore, the upfront license fees became non-refundable and revenue recognition of the upfront license fees commenced.

In the accompanying financial statements, Collaborative revenue represents revenue associated with the Astellas Agreement and related agreements. Deferred collaborative revenue arises from the excess of cash received or receivable over cumulative revenue recognized for the period.

Under the terms of the Astellas Agreement, the Company earns royalties based on each sale of Qutenza into the Licensed Territory. The royalty rate is tiered based on the level of sales achieved. These royalties are considered contingent consideration as there is no remaining contract performance obligation of the Company and, therefore, the royalties are excluded from the single unit of accounting discussed above. The Company reports royalty revenue based upon Astellas’ reported net sales of Qutenza in the Licensed Territory. The Company recognizes royalty revenue from Astellas on a quarter lag basis due to the timing of Astellas reporting such royalties to the Company.

Additionally, the Company can earn milestone payments from Astellas if Astellas achieves certain sales levels as outlined in the Astellas Agreement. As these payments are contingent on Astellas’ performance, they are excluded from the single unit of accounting discussed above. The milestones will be recorded as revenue when earned as there is no remaining contract performance obligation of the Company.

Cost of goods sold

Cost of goods sold includes costs to procure, manufacture and distribute Qutenza including certain fixed costs incurred in the distribution channel as well as The Regents of the University of California, or UC, and Lohmann Therapie-Systeme AG or LTS royalties. Costs associated with the manufacture of Qutenza prior to FDA approval were previously expensed as research and development in the period incurred. Cost of goods sold associated with deferred product revenue will be deferred and recognized in the same period as the associated product revenue. At September 30, 2010, the Company had deferred Cost of goods sold of $37,000.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consist of raw materials, work in process and finished goods. Raw materials include certain starting materials used in the production of the active pharmaceutical ingredient of Qutenza. Work in process includes the bulk inventory of the active pharmaceutical ingredient, patches and cleansing gel of Qutenza that are in the process of being manufactured or have completed manufacture and are awaiting final packaging, including related internal labor and overhead costs. Finished goods include the final packaged kits that contain the Qutenza patch and cleansing gel and that are ready for commercial sale. Qutenza received FDA approval for sale in the United States during the fourth quarter of 2009; costs incurred prior to FDA approval had been recorded as research and development expense on the Company’s condensed consolidated statement of operations. On a quarterly basis, the Company analyzes its inventory levels and writes down inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenues. As a result of the recent product launch of Qutenza, the expected requirements based on product revenue and the timing of production runs are subject to significant judgment and management estimate.

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

Stock–Based Compensation

The Company has elected to use the Black–Scholes option valuation model to estimate the fair value of stock options. Stock compensation expense relating to options with acceleration of vesting dependent upon the achievement of milestones is recognized over a period which is the shorter of:

•	the Company’s evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement; or

•	the otherwise stated time–based vesting period.

The following tables show the assumptions used to compute stock–based compensation expense for stock options granted to employees and members of the board of directors and the assumptions used to compute stock–based compensation expense for the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine month periods ended September 30, 2010 and 2009 using the Black–Scholes valuation model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock Options
Expected dividend yield	0%	0%	0%	0%
Expected volatility	66%	67%	66 – 72%	67 – 70%
Expected life (in years)	6.0	6.0	6.0	6.0
Risk–free interest rate	1.7%	2.9%	1.7 – 2.8%	1.8 – 2.9%

ESPP
Expected dividend yield	0%	0%	0%	0%
Expected volatility	46 – 89%	56 – 89%	46 – 89%	56 – 89%
Expected life (in years)	0.5 – 1.0	0.2 –1.0	0.5 – 1.0	0.2 – 1.0
Risk–free interest rate	0.2 – 0.5%	0.2 – 2.1%	0.1 – 0.5%	0.2 – 2.1%

Comprehensive Loss

The Company reports comprehensive loss and its components as part of total stockholders’ equity (deficit). Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale investments. For the three and nine months ended September 30, 2010 and 2009, comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Net loss	$(12,760)	$(6,756)	$(32,157)	$(16,789)
Changes in unrealized gains (losses)	—	2	13	(28)

Total comprehensive loss	$(12,760)	$(6,754)	$(32,144)	$(16,817)

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period less the weighted average unvested common shares subject to repurchase and without consideration of common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and share equivalents outstanding for the period, less the weighted average unvested common shares subject to repurchase. For purposes of this calculation, warrants and options to purchase common stock are considered to be common equivalent shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except share and per share data)	2010	2009	2010	2009
Numerator:
Net loss	$(12,760)	$(6,756)	$(32,157)	$(16,789)

Denominator:
Weighted-average common shares outstanding	17,774,189	17,617,314	17,749,864	17,589,172
Less: Weighted-average unvested common shares subject to repurchase	—	(105)	—	(340)

Denominator for basic and diluted net loss per share	17,774,189	17,617,209	17,749,864	17,588,832

Basic and diluted net loss per share	$(0.72)	$(0.38)	$(1.81)	$(0.95)

Using the treasury stock method, common equivalent shares that were excluded from the calculation of net loss per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Shares issuable upon the exercise of stock options	849,420	957,296	971,467	657,605

Recently Issued and Adoption of New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies previous guidance for multiple element arrangements by allowing the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling price for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price is not available. In addition, the residual method of allocating arrangement consideration is no longer permitted. This ASU is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company has not early adopted ASU No. 2009-13 and is currently evaluating whether the adoption of the new guidance will have a material impact on the Company’s consolidated financial statements.

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

Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply ASU No. 2010-17 retrospectively from the beginning of the year of adoption. The Company has not early adopted ASU No. 2010-17 and is currently evaluating whether the adoption of the new guidance will have a material impact on the Company’s consolidated financial statements.

Note 3. License Agreements

COLLABORATION AGREEMENT - ASTELLAS

In June 2009, NeurogesX entered into the Astellas Agreement whereby the Company provided an exclusive license to Astellas to commercialize Qutenza in the Licensed Territory. The Astellas Agreement provided for an upfront payment for past development and the commercialization rights granted, of 30,000,000 Euro, or $41,817,000. In addition, the agreement provided for an upfront payment of 5,000,000 Euro, or $6,970,000, for future development expenses and an option to license NGX-1998, a product candidate entering a Phase 2 clinical trial in the fourth quarter of 2010. Other elements of the Astellas Agreement include future milestone payments of up to 65,000,000 Euro if certain predefined sales thresholds of the products licensed under the agreement are met and royalties, as a percentage of net sales of products under the agreement, with such royalties starting in the high teens and escalating into the mid twenties as revenues increase. In addition, Astellas is responsible for UC and LTS royalties on net sales in the Licensed Territory. The Company is participating on a joint steering committee with Astellas to oversee the development and commercialization activities related to Qutenza and NGX-1998 during the term of the agreement, not to exceed ten years. On the seventh anniversary of the Astellas Agreement, the Company has the unilateral right to opt-out of participation on the joint steering committee. The Astellas Agreement further provides that upon delivery of certain data related to NGX-1998, Astellas may pay two additional NGX-1998 option payments totaling 5,000,000 Euro. Subsequent to Astellas’ exercise of the option to exclusively license NGX-1998 in the Territory, both companies would cooperate on Phase III clinical trials and will share such costs equally.

As of September 30, 2010, the Company has deferred revenue totaling $41,426,000 of which $7,242,000 is reflected as the current portion of deferred revenue. The Astellas upfront license fee and option payments are accounted for as a single unit of accounting, and accordingly, such payments will be recognized ratably through June 2016, which is the Company’s estimate of its substantive performance obligation period related to the joint steering committee. The Company commenced recognizing revenue related to the upfront and option payments upon transfer of the MA for Qutenza to Astellas, which occurred in September 2009, and accordingly, recognized $119,000 collaborative revenue for the three months ended September 2009. Collaborative revenue recognized for the three and nine months ended September 30, 2010 were $1,854,000 and $5,691,000, respectively. Subsequent option exercise payments received, if any, are expected to be recognized ratably over the remaining estimated period of performance.

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

Pursuant to the Supply Agreement, the Company has agreed to provide Astellas with a sufficient supply of Qutenza to support their commercialization efforts until Astellas can establish a direct supply relationship with product vendors. These products will be charged to Astellas at contractually agreed upon costs per unit which are intended to reflect the Company’s direct cost of goods and related internal labor and overhead costs without mark-up for profit. The Company reported amounts received from product transactions net of direct costs incurred as a component of Collaborative revenue.

For the three and nine months ended September 30, 2010, the Company included in Collaborative revenue $28,000 and $274,000, respectively, from product transactions, net of direct costs incurred as a component of Collaborative revenue. There were no collaborative product revenues recorded in the same periods of the prior year.

UNIVERSITY OF CALIFORNIA

In October 2000 and as amended, the Company licensed certain patents from the UC for high-concentration capsaicin for neuropathic pain. Under the terms of the agreement, the Company is required to pay royalties on net sales of the licensed product up to a maximum of $1,000,000 per annum as well as a percentage of upfront and milestone payments received by the Company from sublicensing the Company’s rights under the agreement (“Sublicense Fee”). As a result of the Astellas license payment received in July 2009, the Company recorded as a research and development expense the UC Sublicense Fee totaling $1,213,000 during the third quarter of 2009. This amount was subsequently paid to UC in the quarter ended March 31, 2010. The Company recognized $1,000 in royalty expense due to UC for the nine months ended September 30, 2010 related to Qutenza product sales in the United States.

LTS LOHMANN THERAPIE-SYSTEME AG

In January 2007, the Company entered into a Commercial Supply and License Agreement (“LTS Agreement”) with LTS to manufacture commercial and clinical supply of Qutenza. Under the terms of the agreement, upon first market approval of Qutenza, the Company paid a $140,000 milestone payment in the second quarter of 2009, which was charged to research and development expense. Additionally, the Company is required to pay a transfer price for product purchased as well as a royalty on net sales of product purchased under the LTS Agreement. The Company recognized $4,000 in royalty expense due to LTS Lohmann Therapie-Systeme AG for the nine months ended September 30, 2010 related to Qutenza product sales in the United States.

At September 30, 2010, the Company has a liability for UC and LTS royalties owed for approximately $11,000 for gross product shipments related to the nine months ended September 30, 2010.

Note 4. Cash and Cash Equivalents and Short-Term Investments

The following are summaries of cash, cash equivalents and short-term investments:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2010:
Cash and money market funds	$11,392	$—	$—	$11,392
U.S. Treasury securities	46,342	5	—	46,347

Total	$57,734	$5	$—	$57,739

Reported as:
Cash and cash equivalents				$13,645
Short-term investments				44,094

Total				$57,739

As of December 31, 2009:
Cash and money market funds	$20,651	$—	$—	$20,651
U.S. Treasury securities	29,916	—	(8)	29,908

Total	$50,567	$—	$(8)	$50,559

Reported as:
Cash and cash equivalents				$29,695
Short-term investments				20,864

Total				$50,559

At September 30, 2010 and December 31, 2009, the contractual maturities of investments held were less than one year. The Company did not sell any of its investments prior to maturity during the three and nine months ended September 30, 2010 or during the year ended December 31, 2009.

Note 5. Inventories

The components of inventories are as follows:

(in thousands)	September 30, 2010	December 31, 2009
Raw materials	$7	$—
Work in process (1)	895	58
Finished goods	218	—

Total inventories	$1,120	$58

(1)	Included in the work in process is $383,000 of product awaiting final packaging.

The above inventory balances are costs capitalized since the Company received FDA approval for the sale of Qutenza in the US market in the fourth quarter of 2009. Prior to FDA approval, all related US inventory costs were expensed to research and development. On a quarterly basis, the Company analyzes its inventory levels and writes down inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenues. No such allowances were considered necessary as of September 30, 2010.

Note 6. Fair Value Measurements

The Company utilizes the following fair value hierarchy to measure fair value. The hierarchy consists of three levels of inputs, of which the first two are considered observable and the last unobservable.

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

The following table represents the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis and their level within the fair value hierarchy as of September 30, 2010 and December 31, 2009:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair Value Measurements at September 30, 2010:
Components of cash equivalents and short- term investments measured at fair value:
Money market funds	$11,021	$—	$—	$11,021
U.S. Treasury securities	46,347		—	46,347

Total financial assets measured at fair value	$57,368	$—	$—	$57,368

Operating cash				371

Total cash and cash equivalents and short- term investments				$57,739

Fair Value Measurements at December 31, 2009:
Components of cash equivalents and short- term investments measured at fair value:
Money market funds	$20,037	$—	$—	$20,037
U.S. Treasury securities	29,908	—	—	29,908

Total financial assets measured at fair value	$49,945	$—	$—	$49,945

Operating cash				614

Total cash and cash equivalents and short- term investments				$50,559

Note 7. Stockholders’ Equity

2007 Stock Plan

During the nine months ended September 30, 2010, the Company granted options to purchase a total of 1,029,039 shares of the Company’s common stock to employees, officers and non-employee directors with a fair value of $4,736,000 which is expected to be amortized through 2014. Employees were granted options to purchase 672,000 shares of the Company’s common stock with a fair value of $3,143,000, and officers were granted options to purchase 302,039 shares of the Company’s common stock with a fair value of $1,334,000. Additionally, the Company granted options to purchase 55,000 shares of the Company’s common stock to non-employee directors with a fair value of $259,000.

Of the 302,039 options granted to officers during the nine months ended September 30, 2010, options to purchase a total of 22,039 and 280,000 shares were granted to executive officers as part of their bonus consideration and as stock option grants, respectively. The fair value of these 22,039 options was $97,000 and was expensed during the nine months ended September 30, 2010 as these options were vested in full upon grant. The fair value of the 280,000 options granted was $1,237,000 and is expected to be amortized through 2014.

The following table summarizes stock option activity under both the 2000 Stock Incentive and 2007 Stock plans:

Options Outstanding
Balance at December 31, 2009	2,264,535
Grants	1,029,039
Exercises	(36,431)
Cancellations	(125,002)

Balance at September 30, 2010	3,132,141

Non-cash stock based compensation expenses included in operating expenses for the three and nine months ended September 30, 2010 and September 30, 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Cost of goods sold	$9	$—	$9	$—
Research and development expenses	178	148	504	596
Selling, general and administrative expenses	467	576	1,267	1,025

Total	$654	$724	$1,780	$1,621

Note 8. Commitments and Contingencies

The Company has issued non-cancellable purchase orders to third party manufacturers of Qutenza and NGX-1998 for manufacturing, stability and related services including reimbursable amounts from Astellas for the supply of Qutenza based on the Astellas Agreement. These purchase orders totaled approximately $2,500,000 as of September 30, 2010 and included approximately $1,250,000 of commitments related to supply of Qutenza to Astellas, approximately $476,000 related to product manufacturing costs for the U.S. market, and approximately $538,000 for stability and related services. The Company has made certain purchase commitments totaling $233,000 leading up to the Phase 2 study for NGX-1998. The Company will record these amounts in its financial statements when title to the applicable materials has transferred to the Company.

Note 9. Long Term Obligations

On April 30, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with Cowen Healthcare Royalty Partners, L.P., a limited partnership organized under the laws of the State of Delaware (“Cowen Royalty”). Under the terms of the Financing Agreement, the Company borrowed $40 million from Cowen Royalty (the “Borrowed Amount”) and the Company agreed to repay such Borrowed Amount together with a return to Cowen Royalty, as described below, out of royalty, milestone, option and certain other payments (collectively, “Revenue Interest”) that the Company may receive under the Astellas Agreement or a replacement licensee, as a result of commercializing the Company’s product, Qutenza, in the Licensed Territory, including payments that Astellas may make to the Company to maintain its option to commercialize NGX-1998 in the Licensed Territory.

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

In addition, in the event of the Company’s default under the Financing Agreement, the Company is obligated to pay to Cowen the borrowed amount together with interest accrued thereon from the effective date of the Financing Agreement, to the date of repayment at a rate equal to the lesser of the 19% rate of interest or the maximum rate permitted by law, less Revenue Interest payments received by Cowen Royalty.

The upfront cash receipt of $40,000,000 less a discount of $494,000 in cost reimbursements paid to Cowen Royalty and was recorded as a Long term obligation along with the related long term accrued interest payable of $1,729,000 as of September 30, 2010. The carrying value of the Long term obligation at September 30, 2010 is $41,266,000 and the estimated fair market value is $40,500,000. The best estimate of future payments was based upon returning to Cowen Royalty an internal rate of return of 19% through Revenue Interest payments. Under this methodology, the Company recorded interest expense of approximately $3,269,000. The Company has not made any payments to Cowen Royalty since the inception of the Financing Agreement. The accrued interest on the Long term debt obligation is presented on the condensed consolidated balance sheet as of September 30, 2010 in two components, the Long term obligation-current portion, which totals $1,539,000 and the remaining $1,729,000 included in Long term obligation.

The Company capitalized $313,000 of debt issuance costs related to the agreement which are being amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. At September 30, 2010, the unamortized debt issuance costs were $293,000 and are included in other assets on the Company’s condensed consolidated balance sheet. The Company is accreting the discount of $494,000 to interest expense over the term of the related debt, using the straight-line method, which approximates the effective interest method.

The estimated fair market value of the Long term obligation was calculated using the income method of valuation. The key assumptions required for the calculation were an estimate of the future royalty revenues to be received from Astellas and an estimated cost of capital. Management’s estimate of the future royalty revenues to be received from Astellas is subject to significant variability due to the recent product launch, regulatory process still to be completed for significant portions of the Astellas territory and the extended time period associated with the Cowen Financing Agreement, and thus are subject to significant uncertainty.

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

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	our plans with regard to our sales efforts for Qutenza® in the United States;

•

the plans of Astellas Pharma Europe Ltd., or Astellas, for commercialization and development of Qutenza pursuant to the terms of the Distribution, Marketing Agreement and License Agreement or the Astellas Agreement;

•	our plans, and the timing, associated with our proposed Supplemental New Drug Application, or sNDA, submission for Qutenza with the U.S. Food and Drug Administration, or FDA;

•	the sufficiency of existing resources to fund our operations through at least the next twelve months;

•	our distribution and sales strategies including our plans for sales, marketing and manufacturing;

•	efforts to expand the scope of indications in which our capsaicin-based product candidates are approved and may be marketed;

•	the scope, size and timing of research and development efforts and programs, including with respect to anticipated development of NGX-1998 and additional product candidates;

•	expected timing of initial enrollment for a planned Phase 2 clinical trials for NGX-1998;

•	the potential benefits of, and markets for, our product candidates;

•	losses, costs, expenses, expenditures and cash flows;

•	estimates or expectations upon which we base our revenue recognition;

•	potential competitors and competitive products;

•	patents and our and others’ intellectual property; and

•	expected future sources of revenue and capital.

We undertake no obligation to, and expressly disclaim any obligation to, revise or update the forward-looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, which are more fully described in the section of this quarterly report entitled “Risk Factors,” including, but not limited to, those risks and uncertainties relating to:

•	our ability to build and manage an effective sales force and supporting infrastructure to successfully commercialize Qutenza;

•	physician or patient reluctance to use Qutenza including possible reluctance due to inadequate or inconvenient payer coverage for Qutenza and for the procedure to administer Qutenza;.

•	our ability to obtain sufficient insurance coverage and reimbursement;

•	our inability to obtain additional financing if necessary;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates;

•	Astellas’ ability and efforts to effectively commercialize Qutenza in the territory covered by the Astellas Agreement;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.

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

In May 2009, Qutenza received a Marketing Approval, or MA, in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, we entered into the Astellas Agreement, under which we granted to Astellas an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as

Switzerland, certain countries in Eastern Europe, the Middle East and Africa, which we refer to as the Licensed Territory. As of September 30, 2010, Astellas has made Qutenza commercially available in Austria, Germany, the United Kingdom, Ireland, Greece, Portugal and the Netherlands and Astellas has informed us that it is continuing its focus on intensive site training in the early stages of product availability, on a country by country basis. We believe that Astellas plans to expand Qutenza availability in the European Union and seek regulatory approvals in certain countries in the remainder of the Licensed Territory through the end of 2010 and into 2011. We will record royalty revenue based upon Astellas’ reported net sales of Qutenza in the Licensed Territory. We recognize royalty revenue from Astellas on a quarter lag basis due to timing of Astellas reporting such royalties to us. During the third quarter, we recorded royalty income which was not material based upon net sales in the Licensed Territory during the quarter ended June 30, 2010.

We recently announced plans to pursue a label expansion in the United States for Qutenza to include patients with HIV-associated neuropathy, or HIV-AN (also known as HIV-distal sensory neuropathy). We plan to submit a sNDA for this indication in the first half of 2011. The submission is expected to utilize data from two completed Phase 3 studies in patients with HIV-AN, one of which did not meet its primary endpoint. Our plans for continued Qutenza development efforts with respect to PDN are being evaluated in light of Astellas’ plans for market support studies and satisfaction of the European Medicines Agency, or EMA, post-approval regulatory commitments.

Our lead product candidate, NGX-1998 is a topical liquid formulation of capsaicin for potential use in neuropathic pain conditions and has been evaluated in three Phase 1 studies. In the first three quarters of 2010, we have been preparing for a Phase 2 clinical trial for NGX-1998. That trial, referred to as C204, began in the fourth quarter.

We also have a series of compounds which represent an early stage pipeline of potential product candidates which include various prodrugs of acetaminophen for potential use in acute pain, including traumatic pain, post-surgical pain and fever and various prodrugs of opioids for potential use in chronic pain indications. These other product candidates are in the pre-clinical stage of development and may or may not be the subject of further development in 2010 or beyond. We are currently seeking development partners for our acetaminophen and opioid prodrug programs.

To date, we have funded our operations primarily by selling equity securities, establishing debt facilities and through a collaboration agreement with Astellas. We have incurred significant losses since our inception. We had cash, cash equivalents and short-term investments totaling $57.7 million at September 30, 2010 and during the nine months ended September 30, 2010 we used $31.4 million in operating activities. We expect to continue to incur annual operating losses over the next several years and our operating expenses are expected to increase in the coming years as we continue our sales and marketing efforts of Qutenza in the United States, seek label expansion for Qutenza in the United States and resume our development activities associated with NGX-1998 and potentially other product candidates. As a result of increased operating expenses, our operating losses may increase over the next few years, dependent in part on the amount of Qutenza sales revenues during these periods. On April 30, 2010, we entered into a $40 million Financing Agreement with Cowen Healthcare Royalty Partners, L.P., or Cowen Royalty. The agreement creates a debt obligation that will be repaid through and secured by royalties and future milestone payments payable to us by Astellas that we refer to as Revenue Interests. We believe that this structure provides us with capital to continue executing our operating plan. We anticipate that our existing cash and investments will be sufficient to meet our projected operating requirements through at least the next twelve months.

Critical Accounting Policies and Significant Judgments and Estimates

As of the date of the filing of this quarterly report, there have been no material changes to our critical accounting policies during the nine months ended September 30, 2010 compared to those discussed in our 2009 Form 10-K, filed on March 19, 2010, other than those discussed below:

Product revenue

In April 2010, we made Qutenza commercially available to our specialty distributor and specialty pharmacy customers, in the United States. Under agreements with our customers, the customers take title to the product upon shipment and only have the right to return damaged product, product shipped in error and expired or short-dated product. As Qutenza is new to the marketplace, we are currently assessing the flow of product through our distribution channel, and cannot currently reasonably estimate returns, and until such time as an estimate of returns can be made we are recognizing Qutenza product revenues, and related product costs, at the later of:

•	the time the product is shipped by the customer to physicians, and

•	the date of cash collection.

Physicians are generally ordering Qutenza in small quantities only after they have identified a patient for treatment. We believe that revenue recognition upon the later of customer shipment to the end user and the date of cash collection is appropriate until we have sufficient data on cash collection and return patterns of our customers. We are utilizing shipping data provided by our customers to determine when product is shipped by the customers to physicians and are evaluating ending inventory levels at our customers each month. We are performing additional procedures to further analyze shipments made by our customers to physicians and the risk of product returns.

We have established terms pursuant to distribution agreements with our customers providing for payment within 120 days of the date of shipment. Such distribution agreements generally have a term of one year. Upon expiration of the existing distributor agreements, we plan to evaluate such payment terms.

The application of the above revenue recognition policy resulted in the recognition of $197,000 and $230,000 from total gross shipments of $494,000 and $802,000 for the three and nine months ended September 30, 2010, respectively. Our gross shipments are reduced for chargebacks, certain fees paid to our distributors and product sales allowances including rebates to qualifying federal and state government programs. At September 30, 2010, net deferred product revenues totaled $505,000.

Revenue from Astellas Agreement

In June 2009, we entered into the Astellas Agreement which provides for an exclusive license by us to Astellas for the promotion, distribution and marketing of Qutenza in the Licensed Territory, an option to license NGX-1998 in the Licensed Territory, participation on a joint steering committee and, through a related supply agreement entered into with Astellas, or the Supply Agreement, supply of product until direct supply arrangements between Astellas and third party manufacturers are established, which we anticipate may be within 18 to 24 months from the execution of the Astellas Agreement. Revenue under this arrangement includes upfront non-refundable fees and may also include additional option payments for the development of and license to NGX-1998, milestone payments upon achievement of certain product sales levels and royalties on product sales.

We analyze multiple element arrangements, such as the Astellas Agreement, to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The determination of whether an element can be separated or accounted for as a single unit of accounting is based on the availability of evidence with regard to standalone value of each delivered element. If the fair value of all undelivered performance obligations can be determined, then all obligations would then be accounted for separately as performed. If any delivered element is considered to either not have standalone value or have standalone value but the fair value of any of the undelivered performance obligations are not determinable, then any delivered elements of the arrangement would be accounted for as a single unit of accounting and the multiple elements would be grouped and recognized as revenue over the longest estimated performance obligation period.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the performance obligations are estimated to be completed. In addition, if we are involved in a joint steering committee as part of a multiple element arrangement that is accounted for as a single unit of accounting, an assessment is made as to whether the involvement in the steering committee constitutes a performance obligation or a right to participate.

Revenue recognition of non-refundable upfront license fees commences when there is a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and there are no further performance obligations under the license agreement.

We view the Astellas Agreement and related agreements, as a multiple element arrangement with the key deliverables consisting of an exclusive license to Qutenza in the Licensed Territory, an obligation to conduct certain development activities associated with NGX-1998, participation on a joint steering committee and supply of Qutenza components to Astellas until such time that Astellas can establish a direct supply relationship with product vendors. Because not all of these elements have both standalone value and objective and reliable evidence of fair value, we are accounting for such elements as a single unit of accounting. Further, the agreement provides for our mandatory participation in a joint steering committee, which we believe represents a substantive performance obligation and also the estimated last delivered element under the Astellas Agreement and related agreements. Therefore, we are recognizing revenue associated with upfront payments and license fees ratably over the term of the joint steering committee performance obligation. We estimate this performance obligation will be delivered ratably through June 2016.

At the inception of the Astellas Agreement, the upfront license fees were subject to a refund right, which expired upon transfer of our MA for Qutenza in the European Union to Astellas. In September 2009, the transfer of the MA to Astellas was completed and, therefore, the upfront license fees became non-refundable and revenue recognition of the upfront license fees commenced.

In the accompanying financial statements, Collaborative revenue represents revenue associated with the Astellas Agreement and related agreements. Deferred collaborative revenue arises from the excess of cash received or receivable over cumulative revenue recognized for the period.

Under the terms of the Astellas Agreement, we earn royalties based on each sale of Qutenza into the Licensed Territory. The royalty rate is tiered based on the level of sales achieved. These royalties are considered contingent consideration as we have no remaining contract performance obligations and, therefore, the royalties are excluded from the single unit of accounting discussed above. We report royalty revenue based upon Astellas’ reported net sales of Qutenza in the Licensed Territory. We recognize royalty revenue from Astellas on a quarter lag basis due to the timing of Astellas reporting such royalties to us.

Additionally, we can earn milestone payments from Astellas if Astellas achieves certain sales levels as outlined in the Astellas Agreement. As these payments are contingent on Astellas’ performance, they are excluded from the single unit of accounting discussed above. The milestones will be recorded as revenue when earned as we have no remaining contract performance obligations.

Cost of goods sold

Cost of goods sold includes costs to procure, manufacture and distribute Qutenza including certain fixed costs incurred in the distribution channel as well as royalties paid to The Regents of the University of California, or UC, and LTS Lohmann Therapie-Systeme AG or LTS pursuant to our agreements with such entities. Costs associated with the manufacture of Qutenza prior to FDA approval were previously expensed as research and development in the period incurred. Cost of goods sold associated with deferred product revenue will be deferred and recognized in the same period as the associated product revenue. At September 30, 2010, we had deferred Cost of goods sold of $37,000.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consist of raw materials, work in process and finished goods. Raw materials include certain starting materials used in the production of the active pharmaceutical ingredient of Qutenza. Work in process includes the bulk inventory of the active pharmaceutical ingredient, patches and cleansing gel of Qutenza that are in the process of being manufactured by our third party contract manufacturers or have completed manufacture and are awaiting final packaging, including related internal labor and overhead costs. Finished goods include the final packaged kits that contain the Qutenza patch and cleansing gel and that are ready for commercial sale. Qutenza received FDA approval for sale in the United States during the fourth quarter of 2009, and accordingly, all product manufacturing costs incurred subsequent to FDA approval in the U.S. market were capitalized to inventory. Such costs incurred prior to FDA approval had been recorded as research and development expense in the accompanying condensed consolidated statement of operations. As a result, inventory balances for the next few quarters may reflect a lower average per unit cost. On a quarterly basis, Management analyzes its inventory levels and writes down inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenues. As a result of the recent product launch of Qutenza, the expected requirements based on product revenue and the timing of production runs are subject to significant judgement and management estimate.

Long term obligations

Under our Financing Agreement with Cowen Royalty, we recorded the upfront cash receipt of $40.0 million, less the $494,000 in cost reimbursements paid to Cowen Royalty as a Long term obligation. Based upon our best estimate of future Revenue Interest payments, interest expense was calculated using the straight line method, which approximates the effective interest method. Our best estimate of future Revenue Interest payments was based upon returning to Cowen Royalty an internal rate of return of 19% through future Revenue Interest receipts from Astellas.

Results of Operations

In November 2009, we received marketing approval from the FDA for Qutenza for the management of neuropathic pain associated with PHN. In April, 2010, we launched Qutenza in the United States. We are marketing and selling Qutenza in the United States through a team of approximately 40 sales professionals.

We have established a distribution network to allow health care providers to access Qutenza through specialty distributors and specialty pharmacies. We are marketing Qutenza to high volume prescribing physicians who treat PHN patients in private practices, hospitals, military treatment facilities and veterans associations. Our focus requires considerable time and effort to educate and train physician offices prior to their initial Qutenza treatments.

We commenced recording Collaborative revenue for the upfront payments from Astellas in 2009, when the upfront payment of $48.8 million received from Astellas became nonrefundable as a result of our transfer of the Qutenza MA to Astellas. As of September 30, 2010, $41.4 million is the remaining deferred collaborative revenue which will be recognized on a straight line basis over the remaining service period of the joint steering committee, which we estimate will expire in June 2016. Under our Supply Agreement with Astellas, we are obligated to supply product, at our cost, until such time as Astellas establishes its own supply relationship.

As of September 30, 2010, Astellas has made Qutenza commercially available in Austria, Germany, the United Kingdom, Ireland, Greece, Portugal and the Netherlands and Astellas has informed us that it is continuing its focus on intensive site training in the early stages of product availability, on a country by country basis. We believe that Astellas plans to expand Qutenza availability in the European Union and seek regulatory approvals in certain countries in the remainder of the Licensed Territory through the end of 2010 and into 2011. We will record royalty revenue based upon Astellas’ reported net sales of Qutenza in the Licensed Territory. We recognize royalty revenue from Astellas on a quarter lag basis due to timing of Astellas reporting such royalties to us. During the third quarter, we recorded royalty income which was not material based upon net sales in the Licensed Territory during the quarter ended June 30, 2010.

Our research and development expenses consist of internal and external costs. Our internal costs are primarily employee salaries and benefits, contract employee expense, non-cash stock compensation expense, allocated facility and other overhead costs associated with the ongoing support of Qutenza in approved indications, activities related to development of Qutenza in potential additional indications and activities related to related to NGX-1998 and our other product candidates. Our external costs are primarily expenses related to the development of product candidates including formulation development, manufacturing process development, non-clinical studies, clinical trial costs, such as the cost of clinical research organizations and clinical investigators, milestone payments to our licensors in connection with the use of certain intellectual property, and costs associated with preparation and filing of regulatory submissions. We commence tracking the separate, external costs of a project when we determine that a project has a reasonable chance of entering clinical development. We do not maintain and evaluate research and development costs by specific therapeutic indications within a program due to the difficulties in allocating such costs to specific indications. We use our internal research and development resources across several projects and many resources may not be attributable to specific projects or indications. However, to the extent possible, we account for our internal research and development costs on a project-by-project basis. Over time, we believe that our internal costs are expended on our development projects generally in proportion to our external development costs for such project relative to total external development costs. Additionally, prior to FDA approval of Qutenza, external and internal costs related to manufacturing of Qutenza were recorded to research and development expense in the period incurred.

The process of conducting preclinical testing and clinical trials necessary to obtain marketing approvals in the United States and other regions is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, patient enrollment, manufacturing capabilities, successful clinical results, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when or to what extent we will generate revenues from commercialization and sale of any of our unapproved product candidates. Currently, we are preparing for the entry of NGX-1998 into Phase 2 clinical development. NGX-1998 is our most advanced product candidate and costs to complete development of NGX-1998 could be significant. Pursuant to the Astellas Agreement, we might receive future option payments related to this program at Astellas’ election, however, we are obligated to pay any such amounts to Cowen Royalty under the terms of the Financing Agreement. Further, if Astellas exercises its option to license NGX-1998, Astellas would be responsible for 50% of the costs incurred for Phase 3 clinical development.

Our overall research and development expenses, excluding non-cash stock-based compensation expense increased in the third quarter from the second quarter of 2010. We expect that it will continue to increase in the fourth quarter and during 2011, as we expand development activities for NGX-1998 to include a Phase 2 clinical study and initiate activities towards filing a sNDA for Qutenza’s label expansion to cover patients with HIV-associated neuropathy.

Our selling, general and administrative expenses consist primarily of salaries and benefits, including those of our sales, marketing, commercial operations and administrative functions such as finance, human resources, legal, medical affairs and information technology. Additionally, selling, general and administrative expenses include marketing expenses, commercialization costs, pharmacovigilance costs and costs associated with our status as a public company and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. We anticipate that our selling, general and administrative expenses may increase significantly over the next several years as a result of our commercialization of Qutenza. These increases are likely to be attributable to increasing marketing activities, costs to maintain and potentially grow our U.S. sales force and infrastructure costs to support commercial operations, as well as the need to add additional personnel in all of the key functional areas that support growth of our general operations, including accounting and finance, legal and human resources.

Comparison of the Three Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,		$ Increase	% Increase
(in thousands)	2010	2009	(Derease)	(Decrease)
Product revenue	$197	$—	$197	100%
Collaborative revenue	1,854	119	1,735	1458%
Cost of goods sold	(54)	—	(54)	100%
Research and development expenses	(3,197)	(3,446)	249	(7%)
Selling, general and administrative expenses	(9,577)	(3,380)	(6,197)	183%
Interest income	38	18	20	111%
Interest expense and other	(2,021)	(67)	(1,954)	2916%

Product Revenue. Due to limited history of product returns and cash collections from our customers, (specialty distributors and specialty pharmacies), we recognize revenue for Qutenza at the later of the time our customers ships product to physicians and cash collections received by us from our customers. We recorded gross shipments of Qutenza to our customers totaling $494,000 in the third quarter of 2010. Based on our revenue recognition methodology, we recognized $197,000 as Qutenza revenue for the third quarter 2010. We have deferred product revenue of $505,000 at September 30, 2010 which is reported net of associated cost of goods sold of $37,000 in our condensed consolidated balance sheet as at September 30, 2010.

Collaborative Revenue. Collaborative revenue of $1.9 million recorded in the three months ended September 30, 2010 consisted of $1.8 million of the amortization of upfront payments received pursuant to the Astellas Agreement as well as $0.1 million of Collaborative revenue under our Supply Agreement with Astellas. Collaborative revenue of approximately $119,000 was recorded in the three months ended September 30, 2009 and resulted from the commencement of amortization of upfront milestone payments received under the Astellas Agreement in late September 2009.

Under our Supply Agreement with Astellas, we are obligated to supply product, at a contractually agreed upon cost for materials and our related labor and overhead, until such time as Astellas establishes its own supply relationship with suppliers. The majority of this revenue results from our having expensed certain product costs in periods prior to receiving regulatory approval and subsequently, selling that product to Astellas during this quarter. Going forward, we do not expect to make a significant net profit or loss on sales of product to Astellas.

Cost of goods sold. Cost of goods sold totaled $54,000 for the three months ended September 30, 2010. Cost of goods sold includes the cost of products sold, costs associated with services provided by our third-party logistics partner for managing the shipping, billing and other administrative functions associated with the distribution channel and also includes royalty obligations due to our intellectual property licensors, UC and LTS. During the three month period ended September 30, 2010, a large percentage of our cost of goods sold is fixed. Thus, we expect our gross margin percentage to increase as product revenues increase. We recognize costs associated with our third party logistics provider in the period in which those costs are incurred, however, costs to manufacture product and royalty obligations due to third parties are deferred and recognized in the period in which the associated revenue is recognized. Costs associated with the manufacture of Qutenza prior to regulatory approval were previously expensed in the period in which those costs were incurred. We believe that the effect on cost of goods sold of pre-approval expensing of such manufacturing costs is immaterial as compared to what cost of goods sold would have been if such costs were expensed in the period that the product was sold.

Research and Development expenses. Research and development expenses decreased by $0.2 million or 7%, to $3.2 million for the three months ended September 30, 2010 from $3.4 million or for the same period in 2009. The decrease was attributable to a $1.2 million decrease resulting from royalties paid to the UC in 2009, partially offset by a $0.8 million increase in the current period associated with the preparation of our Phase 2 study of NGX-1998. During both periods, we were engaged primarily in activities supported by our internal personnel including the management of regulatory processes to gain approval in both Europe and the United States during 2009 and in 2010, the maintenance of the New Drug Application or NDA in the United States for Qutenza. Further, whereas in 2009, we were engaged in conducting a small clinical study at the request of the FDA in support of our NDA. In 2010, we were engaged in the planning and preparatory work associated with the initiation of a Phase 2 study for our lead product candidate, NGX-1998. Over the remainder of this year and into 2011, we expect that our research and development costs may increase due to the continued development of NGX-1998, including our Phase 2 study which began in October, nonclinical activities, and formulation development work .In addition, costs may increase for our planned submission of an sNDA for Qutenza’s HIV-AN indication.

Selling, General and Administrative expenses. Selling, general and administrative expenses increased $6.2 million, or 183%, to $9.6 million for the three months ended September 30, 2010, from $3.4 million for the same period in 2009. This increase was due in large part to the continuing commercialization efforts of Qutenza in the United States which began in April 2010. Specifically, the increases included $2.1 million in costs associated with our sales and commercial operation organization including salary and related expenses; $2.7 million increase in expenses for marketing materials development and other launch related marketing costs; $0.5 million in cost increase due to the expansion of our medical affairs department; and $0.5 million in costs due to an increase in general and administrative salary and related expenses, temporary help and consultants, professional service fees and other public company costs. These increases were offset by a $0.1 million decrease in stock-based compensation costs due to the granting of options to employees and officers in 2009 that immediately vested and a decrease in legal fees of $0.1 million primarily due to fees incurred in the 2009 period associated with the Astellas Agreement. We anticipate that Selling, general and administrative expenses may continue to increase on a sequential quarter basis as we continue our Qutenza commercialization efforts including the potential expansion of our sales and commercial operations organization and Qutenza marketing efforts.

Interest expense. Interest expense was $2.0 million for the three months ended September 30, 2010 as compared to $28,000 for the same period in 2009. This increase was primarily due to interest on the $40 million Long term obligation related to the Financing Agreement entered into with Cowen Royalty, in April 2010.

Comparison of the Nine months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,		$ Increase	% Increase
(in thousands)	2010	2009	(Decrease)	(Decrease)
Product revenue	$230	$—	$230	100%
Collaborative revenue	5,691	119	5,572	4682%
Cost of goods sold	(99)	—	(99)	100%
Research and development expenses	(7,842)	(8,558)	716	(8%)
Selling, general and administrative expenses	(26,878)	(8,168)	(18,710)	229%
Interest income	67	75	(8)	(11%)
Interest expense and other	(3,326)	(257)	(3,069)	1194%

Product Revenue. Since the U.S. launch of Qutenza in April 2010, we recorded gross shipments of Qutenza to our specialty distributor and specialty pharmacy customers totaling $0.8 million, of which $0.2 million was recognized as Qutenza revenue for nine months ended September 30, 2010. Due to limited history of product returns and cash collections from our customers, we recognize revenue for Qutenza at the later of the time our customers ships product to physicians and cash collections received by us from our customers. Deferred revenue of $505,000 is reported net of associated cost of goods sold of $37,000 on our condensed consolidated balance sheet as at September 30, 2010.

Collaborative Revenue. Collaborative revenue of $5.7 million recorded in the nine months ended September 30, 2010 consisted of $5.4 million of the amortization of upfront payments received pursuant to the Astellas Agreement as well as $0.3 million of Collaborative revenue under our Supply Agreement with Astellas. For the nine months ended September 30, 2009, we recorded Collaborative revenue of approximately $0.1 million, reflecting the amortization of upfront payments received pursuant to the Astellas Agreement. Collaborative revenue under the Supply Agreement resulted from a difference between the carrying cost of supply sold to Astellas and the contractual transfer price for those supplies. Under our Supply Agreement with Astellas, we are obligated to supply product, at a contractually agreed upon cost for materials and our related labor and overhead, until such time as Astellas establishes its own supply relationship with suppliers.

Cost of goods sold. Cost of goods sold totaled $99,000 for the nine months ended September 30, 2010. Cost of goods sold includes the cost of products sold, costs associated with services provided by our third-party logistics partner for managing the shipping, billing and other administrative functions associated with the distribution channel and also includes royalty obligations due to our intellectual property licensors, UC and LTS. During the nine month period ended September 30, 2010, a large percentage of our cost of goods sold is fixed. Thus, we expect our gross margin percentage to increase as product revenues increase. We recognize costs associated with our third party logistics provider in the period in which those costs are incurred, however, costs to manufacture product and royalty obligations due to third parties are deferred and recognized in the period in which the associated revenue is recognized. We believe that the effect on cost of goods sold of pre-approval expensing of such manufacturing costs is immaterial as compared to what cost of goods sold would have been if such costs were expensed in the period that the product was sold.

Research and Development expenses. Research and development expenses decreased $0.7 million, or 8%, to $7.8 million for the nine months ended September 30, 2010 from $8.6 million for the same period in 2009. The decrease was attributable to a $1.2 million decrease resulting from royalties paid to the UC in 2009, related to the Astellas agreement that did not repeat in 2010. Additionally, a $0.3 million decrease in expenses driven by clinical consulting fees related to our MA and our NDA preparation costs incurred in 2009. These decreases were partially offset by $0.7 million higher costs for the preparations of our Phase 2 study of NGX-1998. During both periods, we were engaged primarily in activities supported by our internal personnel including the management of regulatory processes to gain approval in both Europe and the United States during 2009 and in 2010, the maintenance of the NDA in the United States for Qutenza. Further, whereas in 2009, we were engaged in conducting a small clinical study at the request of the FDA in support of our NDA. In 2010, we were engaged in the planning and preparatory work associated with the initiation of a Phase 2 study for our lead product candidate, NGX-1998.

Selling, General and Administrative expenses. Selling, general and administrative expenses increased $18.7 million, or 229%, to $26.9 million for the nine months ended September 30, 2010, from $8.2 million for the same period in 2009. This increase was due in large part to the commercial launch of Qutenza in the United States in April 2010. Specifically, the increases included a $6.3 million in costs associated with our sales and commercial operation organization including salary and related expenses; $8.4 million increase in expenses for marketing materials development and other launch related marketing costs; $1.4 million in costs due to an increase in general and administrative salary and related expenses, temporary help and consultants, professional service fees and other public company costs; $1.5 million of costs associated with our medical affairs organization including salary and related expenses; and a $0.2 million increase in stock-based compensation costs due to the granting of options to employees and officers. These increases were offset by a decrease in legal fees of $ 0.3 million primarily due to fees incurred in the 2009 period associated with the Astellas Agreement.

Interest expense. Interest expense was $3.3 million for the nine months ended September 30, 2010 as compared to $0.1 million for the same period in 2009. This increase was primarily due to interest on the $40 million Long term obligation related to the Financing Agreement entered into with Cowen Royalty in April 2010.

Liquidity and Capital Resources

Since our inception through September 30, 2010, we have funded our operations primarily by selling equity securities, establishing debt facilities and through a collaboration agreement with Astellas. In May 2007, we completed an initial public offering of our common stock which, after deducting total expenses including underwriting discounts and commissions and other-offering related expenses, resulted in net cash proceeds of $38.1 million. In December 2007, we completed the first closing of a private placement of our common stock and warrants resulting in net cash proceeds of $21.5 million and in January 2008, we completed the second and final closing of this private placement of our common stock and warrants resulting in net cash proceeds of $2.3 million. In April 2010, we borrowed $40.0 million under a Financing Agreement with Cowen Healthcare Royalty Partners, L.P.

As of September 30, 2010, we had approximately $57.7 million in cash, cash equivalents and short-term investments. We also had working capital of $52.3 million, adjusted to exclude the current portion of deferred revenue which totals $7.7 million. Our cash and investment balances are typically held in a variety of interest bearing instruments including corporate bonds, commercial paper, money market funds and obligations of U.S. government agencies. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to capital preservation and liquidity. Further, to reduce portfolio risk, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. Our investment holdings at September 30, 2010 consist solely of U.S. Treasury securities and money market funds consisting of only U.S. Treasury securities.

Net cash used in operating activities was $31.4 million in the nine months ended September 30, 2010 as compared to $34.8 million of cash provided in the nine months ended September 30, 2009. This decrease was primarily due to the $48.7 million received as the upfront payment under the Astellas Agreement in the nine months ended September 30, 2009. Net cash used in the each of these periods consisted of sales and marketing expenses associated with the launch of first commercial product, Qutenza, which was launched in April 2010, infrastructure costs in support of our commercial operations and research and development expenses related to the maintenance of our approved NDA and our other development programs including the preparation for entering Phase 2 clinical development of NGX-1998. Also included in our cash usage in the nine months ended September 30, 2010 was the payment of the sublicense fee due to the UC resulting from the upfront payments received under the Astellas Agreement and cash payments made for the 2009 Employee Bonus Plan. We anticipate for the next few quarters that cash used in operating activities will continue at approximately the same level as the third quarter and potentially at higher levels in 2011.

Net cash used in and provided by investing activities was $23.9 million and $5.4 million for the nine months ended September 30, 2010 and 2009, respectively. Investing activities consisted of the purchase and maturity of marketable securities, and the purchase of capital equipment. Property and equipment expenditures increased in the nine months ended September 30, 2010, compared with the same period in 2009, due to the capital needs for the infrastructure expansion to support our commercial operations. There were significant short term investment purchases in the 2010 period resulting from investing of the cash received from the Cowen Financing Agreement.

Net cash provided by and used in financing activities was $39.3 million and $2.2 million in the nine months ended September 30, 2010 and 2009, respectively. Financing activities consist of proceeds from the long term obligations related to the Financing Agreement with Cowen Royalty as of September 30, 2010, principal repayments on our venture loan financing arrangements in both periods, with the final principal payment made in January 2010, along with the exercise of stock options.

Our future capital expenditures and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

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

At September 30, 2010, we had $57.7 million in cash, cash equivalents and short-term investments. We anticipate that our operating expenses may increase from recent levels for the remainder of 2010 and throughout 2011. As a result, depending on the amount and growth of product revenues from our sales of Qutenza, our cash usage may also increase during these periods. The increases in operating expenses may result from costs related to our commercialization activities for Qutenza and resumption of development activities related to NGX-1998 and potentially our other development programs. On April 30, 2010, we entered into the Financing Agreement with Cowen Royalty. This agreement created a debt obligation that is to be repaid through and secured in part by royalties and future milestone payments payable to us by under the Astellas Agreement. A further description of the terms of the Financing Agreement is set forth in Note 9 of our Condensed Consolidated Financial Statements included Part I, Item 1of this quarterly report on Form 10-Q. We anticipate that our existing cash and investments will be sufficient to meet our projected operating requirements through at least the next twelve months.

On August 12, 2010, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission, or SEC. The shelf registration statement was declared effective by the SEC on September 24, 2010. By using a shelf registration statement, we may sell securities which may consists of common stock, preferred stock, debt securities, warrants or depositary shares from time to time in one or more offerings.

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

Contractual Obligations

There have been no material changes to our disclosures set forth on our 2009 Form 10-K, filed on March 19, 2010 regarding contractual obligations other than as set forth in Note 8 and Note 9 of our financial statements included Part I, Item 1 of this quarterly report on Form 10-Q.

Recently Issued and Adoption of New Accounting Standards

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. This guidance modifies previous guidance for multiple element arrangements by allowing the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence, or VSOE, or third party evidence, or TPE, of selling price for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price is not available. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We have not early adopted ASU No. 2009-13 and are currently evaluating whether the adoption of the new guidance will have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition-Milestone Method (ASC Topic 605): Milestone Method of Revenue Recognition, or ASU No. 2010-17. ASU No. 2010-17 codifies the consensus reached in Emerging Issues Task Force EITF Issue No. 08-9, “Milestone Method of Revenue Recognition”. ASU No. 2010-17 provides the amendments to the Codification which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not expected at the beginning of the entity’s fiscal year, the entity should apply ASU No. 2010-17 retrospectively from the beginning of the year of adoption. We have not early adopted ASU No. 2010-17 and are currently evaluating whether the adoption of the new guidance will have a material impact on the our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our Form 10-K filed for the year ended December 31, 2009.

Foreign Currency Exchange Rate Risk

Our third party manufacturers including the manufacturer of our active pharmaceutical ingredient, the manufacturer of Qutenza and the manufacturer of our cleansing gel, are located in countries outside the United States. As a result, we may experience changes in product supply costs as a result of changes in exchange rates between the U.S. dollar and the local currency where the manufacturing activities occur. In addition, if product supply requirements for Qutenza increase, our exposure to foreign currency exchange rates, primarily in Euro, will increase.

Amounts paid to us by Astellas under the Astellas Agreement may be based in Euro or other currency which will then be converted to U.S. dollars before payment to us. To the extent that these potential receipts are different than our net payable exposure in Euro to our suppliers mentioned above, and to the extent that the timing of these potential payments and receipts differ, we will have a net receivable or payable exposure.

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

(b) Changes in internal control over financial reporting

During 2010, we implemented an enterprise resource system, or ERP system, to replace our legacy financial accounting system and are making appropriate changes to internal controls and procedures over financial reporting as the year progresses. Other than the changes required by the implementation of the ERP system, none of which materially impaired or significantly altered the effectiveness of our internal controls and procedures over financial reporting, there were no material changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may be subject to various legal disputes that arise in the normal course of business. These matters may include contract disputes, employment matters, intellectual property matters, product liability actions, and other matters. We do not know whether we would prevail in these matters nor can it be assured that a remedy could be reached on commercially viable terms, if at all. Based on currently available information, we do not believe that any of these disputes will have a material adverse impact on our business, results of operations, liquidity or financial position.

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

Our product Qutenza® (capsaicin) 8% patch, was approved by the FDA in November 2009 for the management of neuropathic pain associated with PHN. Our commercial success depends on our ability to successfully launch and commercialize Qutenza in the United States. Prior to receiving FDA marketing approval, our commercialization activities were limited and, as a result, many of our proposed activities to create product awareness or promote market acceptance have only recently been initiated and as such their effect may take some time to be realized, if at all. Although we launched Qutenza in April 2010, we may not know how effective our launch is until four to six quarters after the launch date, if at all, due to Qutenza’s nature as an office administered product, its expected duration of effect resulting in prolonged periods between product use for a particular patient, and due to our targeted commercialization strategy. Additionally, successful commercialization of Qutenza will depend on a number of factors as further discussed in the Risk Factors section of this quarterly report on Form 10-Q, but include risks related to obtaining adequate reimbursement, our maintaining a qualified sales force, continuing to build infrastructure to support commercial operations and ensuring sufficient product supply. These activities require significant management attention and financial resources. There can be no assurance that we will be able to sufficiently hire, retain and manage the personnel required to successfully commercialize Qutenza or that such commercialization will result in significant product sales of Qutenza. If the commercial launch of Qutenza does not meet our expectations, it would significantly and negatively impact our revenue and results of operations. In addition, we are establishing inventory levels of Qutenza based upon our expectations of future product sales. If actual product sales are significantly lower than our expectations, our inventory levels may be excessive. If Qutenza supplies remain in inventory for significantly longer than anticipated, such supplies may not be suitable for sale due to expiration of their shelf lives, which would require us to write off the cost of such expired product.

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

Because many people suffering from PHN are elderly, in order for Qutenza to be economically viable in the United States, we will need Medicare coverage for Qutenza to have significant market penetration. We understand that all of the Medicare contractors that process claims for Medicare are covering Qutenza under Part B and consequently, we believe that Medicare Part B coverage for Qutenza is in place nationwide. Although Medicare Part B coverage is in place, Medicare policymakers or local contractors may determine that Qutenza is reasonable and necessary only under limited circumstances. Currently, three contractors have published detailed coverage criteria for Qutenza. If a significant portion of contractors establish restrictive coverage policies for Qutenza, our business would be harmed, not only because Medicare beneficiaries represent a substantial portion of our target market, but also because Medicare’s coverage policies would likely affect the determination of many state Medicaid programs and could influence private payers.

The use of Qutenza is reimbursable under Medicare Part B and the amounts of reimbursement available to the physician for the treatment procedure are known in most cases, since 9 of the 12 contractors have instructed physicians to bill using established evaluation and management codes that have payment rates associated with them. One contractor has requested physicians use a miscellaneous / unlisted code for the Qutenza application procedure and set a payment rate that which we consider inadequate. We are working with local physicians to advocate for an adjustment to this payment rate that we believe more accurately reflects the resources necessary to administer Qutenza. In the case of two other contractors, the reimbursement amounts for the Qutenza treatment procedure are not yet known because these contractors also have requested physicians use a miscellaneous / unlisted code. We continue to work with local physicians to determine payment amounts in these contractors’ service areas. If payment rates prove inadequate, such rates could create a significant barrier to physician adoption of Qutenza. Additionally, the timing and process for physicians to receive reimbursement for use of Qutenza may be a lengthy and uncertain which can also create a barrier for physician adoption of Qutenza. In either case, these factors could serve to seriously limit the market opportunity for Qutenza.

We also will need to obtain favorable coverage and reimbursement decisions for Qutenza from private insurers, including managed care organizations. We expect that private insurers will consider the efficacy, cost-effectiveness and safety of Qutenza in determining whether to provide reimbursement for Qutenza and at what level. At this time, we are aware of two large national plans and three state-based Blue Cross Blue Shield plans that have published coverage criteria for Qutenza. Other private insurers and managed care plans are providing access to Qutenza on a case-by-case basis while they determine their coverage and reimbursement policies for Qutenza. Obtaining these coverage and reimbursement decisions will be a time consuming process requiring substantial resources and Qutenza patients or providers may not receive adequate reimbursement from private insurers.

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

Qutenza and our product candidates may never achieve market acceptance

The commercial success of Qutenza or any other product candidates we develop, if approved, will depend on, among other things, acceptance by physicians, patients and payers. Market acceptance of, and demand for, any products that we develop and commercialize will depend on many factors, including:

•	the ability to obtain adequate pricing and sufficient insurance and other third party payer coverage and reimbursement;

•	with respect to Qutenza, physicians and patients willingness and ability to accommodate the time necessary for each Qutenza treatment;

•	patient acceptance of the treatment procedure, efficacy or safety of Qutenza;

•	availability, relative cost and relative efficacy and safety of alternative and competing treatments;

•	the effectiveness of our or our collaborators’ sales, marketing and distribution strategy;

•	publicity concerning our products or competing products and treatments;

•	potential product recalls; and

•	post marketing approval pharmacovigilance or other studies showing safety issues not seen in previous studies.

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

Reliance on contract manufacturers exposes us to additional risks, including:

•	failure of current and future manufacturers to comply with strictly-enforced regulatory requirements;

•	failure to manufacture products that meet our specifications throughout their shelf lives;

•	failure to deliver sufficient quantities in a timely manner;

•	the possibility that we may terminate a contract manufacturer and need to engage a replacement;

•	the possibility that current and future manufacturers may not be able to manufacture our product candidates and products without infringing the intellectual property rights of others;

•	the possibility that current and future manufacturers may not have adequate intellectual property rights to provide for exclusivity and prevent competition; and

•	insufficiency of intellectual property rights to any improvements in the manufacturing processes or new manufacturing processes for our products.

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

If we are unable to establish, maintain and grow an effective sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these functions, we will not be successful in commercializing Qutenza or our product candidates.

In order to successfully commercialize Qutenza or any of our product candidates, we must develop a capable sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these services for us. The development of a capable sales, marketing and distribution infrastructure requires substantial resources. We have entered into the Astellas Agreement to market Qutenza in the Licensed Territory, and we may enter into additional partnering or other distribution arrangements for commercialization outside the United States. While we have a direct sales and marketing organization in the United States for commercializing Qutenza, we may explore the possibilities to enter into collaborations with partners for commercializing Qutenza in the United States. Our establishment of Astellas as our collaboration partner for the Licensed Territory could limit the potential collaboration options we have for the United States and other countries, or could render potential collaborators less inclined to enter into an agreement with us because of such relationship. Similarly, if we enter into an agreement with a collaboration partner in the United States, such agreement may negatively impact our ability to seek additional strategic relationships. Factors that may inhibit our efforts to develop an internal sales, marketing and distribution infrastructure and ability to commercialize our products successfully include:

•	lack of available financial resources;

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain prescriber demand for our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with maintaining and expanding a sales and marketing organization.

We also may not be able to enter into collaborations on acceptable terms, if at all, and we may face competition in our search for partners with whom we may collaborate. If we are not able to maintain and expand an effective sales, marketing and distribution infrastructure, or collaborate with a partner to perform these functions, we may be unable to commercialize our product candidates successfully, which would adversely affect our business and financial condition.

Qutenza is distributed through a small network of third-party specialty distributors and specialty pharmacies and we rely on a single third party logistics partner; if any of the distributors are unable or unwilling to distribute Qutenza on commercially favorable terms, or at all, or if the third party logistics partner is unable or unwilling to perform its function, our business could be adversely affected.

We distribute Qutenza through a small network of third party specialty distributors and specialty pharmacies that generally sell, distribute or provide Qutenza to hospitals or physicians. All of our Qutenza shipments are through these distributors. In addition, we rely on a single third party logistics provider to manage our warehouse, packaging and shipping functions as well as certain customer and account administrative functions. Our business would be harmed if any of these distributors was unable or unwilling to distribute Qutenza or unable or unwilling to purchase Qutenza on commercially favorable terms to us. It is possible that distribution partners could decide to change their policies or fees, or both, in the future. This could result in their refusal to distribute smaller volume products, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing products. Such alternative methods may not exist or may not be economically viable.

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

Even if regulatory approval to market a particular product candidate is obtained, the approval could be conditioned on conducting additional costly post-approval studies or could limit the indicated uses included in such product’s labeling. For example, the Qutenza MA owned by Astellas in the European Union requires the conduct of certain post-authorization follow up measurers including ongoing evaluations of safety of Qutenza’s use in the labeled indications, as well as clinical evaluation in patients with PDN, although the timing of clinical evaluations in PDN has not yet been determined. Astellas did initiate a long term safety study in patients with PHN, HIV-AN and/or other painful peripheral neuropathies (excluding diabetics) in the third quarter of 2010. These studies, which are funded by Astellas pursuant to Astellas Agreement, may prove difficult and expensive to complete and their results may identify safety, efficacy or other issues related to Qutenza’s use that could hinder or prevent commercialization efforts. Moreover, the product may later be found in the course of these studies or through our pharmacovigilance programs to cause adverse effects that limit its use, force us or our partner to withdraw it from the market or impede or delay the ability to obtain regulatory approvals in additional countries.

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

In addition, the FDA has the authority to regulate the claims we make in marketing our prescription drug products to ensure that such claims are true, not misleading, supported by scientific evidence and consistent with the labeled use of the drug. Failure to comply with FDA requirements in this regard could result in, among other things, warning letters, suspensions of approvals, seizures or recalls of products, injunctions against a product’s manufacture, distribution, sales and marketing, operating restrictions, civil penalties and criminal prosecutions. Any of these FDA actions could negatively impact our product sales and profitability.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability and may have to limit our commercialization efforts for Qutenza or our development efforts with respect to our product candidates.

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

Competition may become stronger and more direct and products in development, including products that we are unaware of, may compete with Qutenza. There are many other companies working to develop new drugs and other therapies to treat pain in general and neuropathic pain in particular, including Eli Lilly & Co, Pfizer, UCB Pharma SA, GlaxSmithKline plc, Merz, GW Pharmaceuticals, Novartis AG, Novo Nordisk A/S, Dainippon Pharmaceutical Co Ltd., AVANIR Pharmaceuticals, Xenoport, EpiCept, Newron

Pharmaceuticals SpA, WEX Pharmaceuticals, Arcion Therapeutics Inc., Endo Pharmaceuticals, AstraZeneca plc, Bristol-Myers Squibb Co., Bio3 Research Srl, Relevare Pharmaceuticals Ltd. Depomed Inc., and Ortho-McNeil-Janssen Pharmaceuticals. Many of the compounds in development by such companies are already marketed for other indications, such as anti-depressants, anti-convulsants or opioids. In addition, physicians employ other interventional procedures, such as nerve stimulation or nerve blocks, to treat patients with difficult to treat neuropathic pain conditions. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, such as vaccines including Zostavax, occur in the biopharmaceutical industry at a rapid pace. Any of these developments may render our products or product candidates obsolete or noncompetitive.

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

We may not be able to maintain orphan drug exclusivity for Qutenza in PHN and HIV-AN or obtain orphan designation in additional indications or product candidates.

We rely, in part, on the market exclusivity afforded orphan drugs for the commercialization of Qutenza in the United States. The FDA has granted us orphan drug status with regard to Qutenza for the management of PHN and as a consequence, Qutenza is entitled to orphan exclusivity—that is, for seven years, the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances. Additionally, the FDA has granted us orphan drug status for HIV-AN, an indication for which we currently do not have an FDA-approved product. We may be unable to obtain orphan drug designations for any additional product candidates or exclusivity for any future product candidates, or our potential competitors may obtain orphan drug exclusivity for capsaicin-based products competitive with our product candidates in indications other than PHN before we do, in which case we may be excluded from that market for the exclusivity period. In addition, orphan drug designation previously granted may be withdrawn under certain circumstances. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it if a competitive product based on the same active compound is shown to be clinically superior to our product. Although obtaining FDA approval to market a product with orphan exclusivity can be advantageous, there can be no assurance that it would provide us with a significant commercial advantage.

The Hatch-Waxman Act data exclusivity and any equivalent regulatory data exclusivity protection in other jurisdictions for Qutenza, may not prevent new competition which may negatively impact our financial results.

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

A product intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for such a condition may be submitted to the FDA for “fast track” designation. Although we received fast track designation from the FDA for Qutenza for the treatment of HIV-AN, and the indication is eligible for priority review, there is no assurance that, when we file a supplemental NDA for Qutenza in HIV-AN, that we will experience a faster development process, review process or approval, compared to conventional FDA standards, or that the product will be approved for such indication at all. We plan to submit the supplemental NDA in the first half of 2011, however, we may find no benefit in the fast track designation afforded the HIV-AN indication.

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

We have not prepared for or conducted any Qutenza clinical trials for indications other than PHN, HIV-AN and PDN. We have conducted two Phase 3 clinical trials with Qutenza for patients with HIV-AN, one of which met its primary endpoint and one which did not meet its primary endpoint. We have also conducted one Phase 2 clinical trial that evaluated the use of Qutenza in patients with PDN. PDN represents a much larger market opportunity than either PHN or HIV-AN, and unless required clinical trials are successfully completed and regulatory approvals are obtained for the use of Qutenza for PDN patients,

Qutenza will not be marketable for this indication in the United States and the European Union and possibly in other countries. If this occurs, our long-term ability to succeed may be significantly and negatively impacted. We believe that to market Qutenza in the United States for future indications, including HIV-AN and PDN, we may have to conduct two successful Phase 3 trials for those indications, and that for PDN in particular, we may be required to perform additional safety studies. We are evaluating development programs for Qutenza in PDN and may decide not to conduct studies in PDN beyond those that may be required by post-marketing requirements associated with our MA. If we do not conduct the required number of Phase 3 studies in either HIV-AN or PDN that meet their primary endpoint, we may not gain approval for Qutenza in these indications, which will significantly harm our ability to potentially generate revenue.

Results of clinical trials of Qutenza for patients with PHN or HIV-AN do not necessarily predict the results of clinical trials involving other indications. If additional clinical studies are conducted with Qutenza in PDN or other indications, those studies may fail to show desired safety and efficacy for management of pain associated with PDN and other indications, despite results from earlier clinical trials involving PDN, PHN and/or HIV-AN. Any failure or significant delay in completing clinical trials for Qutenza with PDN and other indications, or in receiving regulatory approval involving such indications, may significantly harm our business.

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

We do not currently conduct non-clinical studies and clinical trials on our own, and instead rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist us with our non-clinical and clinical trials. We are also required to comply with regulations and standards, commonly referred to as good clinical practices and good laboratory practices, for conducting, recording and reporting the results of non-clinical and clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. If these third parties do not successfully meet their regulatory obligations, meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our non-clinical development activities or clinical trials may be extended, delayed, suspended, terminated, or potentially may be required to be performed again. Any of these factors may result in significant delay or failure to obtain regulatory approval for our product candidates.

Even though certain of our clinical trials for Qutenza have met their primary endpoints, certain other studies have not met their primary endpoints and, our clinical trials for other indications, if we or our collaborator decide to conduct them, may not succeed, which would adversely impact our long term success.

We have not prepared for or conducted any Qutenza clinical trials for indications other than PHN, HIV-AN and PDN. We have conducted two Phase 3 clinical trials with Qutenza for patients with HIV-AN, one of which met its primary endpoint and one which did not meet its primary endpoint. We have also conducted one Phase 2 clinical trial that evaluated the use of Qutenza in patients with PDN. PDN represents a much larger market opportunity than either PHN or HIV-AN, and unless required clinical trials are successfully completed and regulatory approvals are obtained for the use of Qutenza for PDN patients, Qutenza will not be marketable for this indication in the United States and the European Union and possibly in other countries. If this occurs, our long-term ability to succeed may be significantly and negatively impacted. We believe that to market Qutenza in the United States for future indications, including HIV-AN and PDN, we may have to conduct two successful Phase 3 trials for those indications, and that for PDN in particular, we may be required to perform additional safety studies. We are evaluating development programs for Qutenza in PDN and may decide not to conduct studies in PDN beyond those that may be required by post-marketing requirements associated with our MA. If we do not conduct the required number of Phase 3 studies in either HIV-AN or PDN that meet their primary endpoint, we may not gain approval for Qutenza in these indications, which will significantly harm our ability to potentially generate revenue.

Results of clinical trials of Qutenza for patients with PHN or HIV-AN do not necessarily predict the results of clinical trials involving other indications. If additional clinical studies are conducted with Qutenza in PDN or other indications, those studies may fail to show desired safety and efficacy for management of pain associated with PDN and other indications, despite results from earlier clinical trials involving PDN, PHN and/or HIV-AN. Any failure or significant delay in completing clinical trials for Qutenza with PDN and other indications, or in receiving regulatory approval involving such indications, may significantly harm our business.

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

We have incurred operating and net losses each year since our inception in 1998. Our net loss for the three and nine months ended September 30, 2010 and twelve months ended December 31, 2009 was approximately $12.8 million, $32.2 million and $21.9 million, respectively. As of September 30, 2010 we had an accumulated deficit of approximately $244.2 million. We had cash, cash equivalents and short-term investments totaling $57.7 million at September 30, 2010, and for the nine months ended September 30, 2010, we used cash of approximately $31.4 million in operating activities. We expect to continue to incur losses for several years, as we commercialize Qutenza and continue other research and development activities. If Qutenza does not achieve market acceptance in the United States or the European Union, we will not generate significant product related revenue. We cannot assure you that we will be profitable even if Qutenza is successfully commercialized. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

If we do not raise additional capital, we may be forced to delay, reduce or eliminate our commercialization efforts or development programs.

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

In addition to other patents and patent applications which have been licensed under our agreements with third party manufacturers, including the issued patents and pending applications licensed under our commercial supply agreement for Qutenza, we also license a method patent granted in the United States from the University of California concerning the delivery of prescription strength capsaicin for the treatment of neuropathic pain. Two of the three inventors named in the method patent did not assign their patent rights to the University of California. As a result, our rights under this patent are non-exclusive. One private company focused on the development and commercialization of treatments for pain, including injection or infiltration of capsaicin for post-surgical pain, osteoarthritis or interdigital neuroma, has licensed from one of the non-assigning inventors the right to use the technology under the method patent. There can be no assurances that other entities will not similarly obtain rights to use the technology under the method patent. If other entities license the right to use this patent, we may face more products competitive with Qutenza and our business will suffer.

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

Although we believe that we would have valid defenses to allegations that our current product candidates, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties of which we are aware, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent or other intellectual property rights that might be infringed by our products, trademarks or activities. For example, in June 2005, Winston Laboratories sent us a letter informing us of their U.S. patent related to cis-capsaicin, and suggested that our synthetic capsaicin formulation could infringe this patent. We responded in August 2005 by denying any infringement. In 2007, Winston reiterated its claim and offered to discuss a license to its patent. We responded by denying infringement. We believe that our products, if commercialized, would not infringe the Winston patent, which we believe expired in 2009 in the United States and may have expired in June 2010 in the European Union, but may be extended under certain circumstances. While we believe that the Winston patent expired in 2009 in the United States and June 2010 in the European Union, there can be no assurance that the patent was not extended, unbeknownst to us. There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Our competitors or other patent or intellectual property holders may assert that our products or trademarks and the methods we employ are covered by their intellectual property rights. For example, we recently received a letter indicating a possible trademark conflict for Qutenza® from a company claiming that our trademark was similar to theirs. While we believe that these assertions do not have merit and that we have defenses to them, there can be no assurance that we will be successful in defending our trademark. We intend to continue to use the Qutenza trademark and to vigorously defend our use of such trademark against such assertions. These parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages or possibly prevent us from commercializing our product candidates using the Qutenza trademark which would have a significant negative effect on the Qutenza launch and global commercialization efforts. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit, or if a trademark infringement suit were brought against us or our collaboration partner Astellas, we or Astellas could be forced to cease using the name Qutenza in connection with our product.

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

The stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	failure to meet market expectations with respect to the launch of Qutenza by us in the United States and by Astellas in the European Union;

•	inability of us and Astellas to successfully commercialize Qutenza in the United States and the Licensed Territory, respectively;

•	potential inability to preserve or raise sufficient capital to maintain our operations;

•	failure to meet revenue estimates and revenue growth rates;

•	actual or anticipated quarterly variations in our results of operations or those of our collaborators or competitors;

•	third-party healthcare reimbursement policies or determinations;

•	product recalls, reported incidents of unanticipated adverse effects with respected to Qutenza, or other negative publicity related to Qutenza;

•	general economic conditions and slow or negative growth of our expected markets;

•	delay in entering, or termination of, strategic partnership relationships;

•	failure or delays in entering additional product candidates into clinical trials or in commencing additional clinical trials for current product candidates;

•	results from and any delays related to the clinical trials for our product candidates;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock or the discontinuation of one or more securities analysts’ research coverage for our stock;

•	inclusion in or removal from stock indices such as the Russell 3000;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	changes in governmental statutes or regulations or in the status of our regulatory approvals;

•	market conditions in the life sciences sector; and

•	any major change in our board or management.

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, as well as new rules implemented by the Securities and Exchange Commission and the NASDAQ Stock Market LLC. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and their affiliates and 5% stockholders beneficially own or control approximately 58% of the outstanding shares of our common stock as of September 30, 2010 (after giving effect to the exercise of all of their outstanding vested options and warrants exercisable within 60 days of such date). Accordingly, these executive officers, directors and their affiliates and significant stockholders acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We have paid no cash dividends on any of our classes of capital stock to date, have contractual restrictions against paying cash dividends and currently intend to retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be an investor’s sole source of gain for the foreseeable future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11(2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12(2)	Form of Warrant to Purchase Common Stock.

10.1(3)	Amendment No. 2 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of August 5, 2010.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2010	NEUROGESX, INC.
(Registrant)

/s/ Anthony A. DiTonno
Anthony A. DiTonno
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen F. Ghiglieri
Stephen F. Ghiglieri
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11(2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12(2)	Form of Warrant to Purchase Common Stock.

10.1(3)	Amendment No. 2 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of August 5, 2010.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2010.