Form 10-K/A
period 2009-12-31
NeurogesX Inc
filed 2011-01-21
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $74.7 million computed by reference to the last sales price of $6.63 as reported by the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2010. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares outstanding of the Registrant’s common stock on December 31, 2010 was 17,869,108 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Neurogesx,, Inc. (“Neurogesx,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 19, 2010 (“Form 10-K”).

We are filing this Amendment to re-file the complete text of those items for which we have included supplemental information, as follows:

•

Part I, Item 1, Business: the sub-section of “Our Strategy” entitled “Obtain broader market access through expansion of approved indications” has been supplemented with additional information about our NGX-1998 product candidate;

•	Part I, Item 1, Business: the section entitled “Patents and Proprietary Technology” has been supplemented with additional information about our patents;

•

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations: the section entitled “Results of Operations” has been supplemented with additional information about our research and development expenses;

•

Part III, Item 11, Executive Compensation: the sub-sections of “Compensation Discussion and Analysis” entitled “Benchmarking of Elements of Compensation,” “Compensation Components – Base Compensation,” “Compensation Components – Bonus Compensation,” and “Compensation Components – Equity Compensation” have been supplemented with additional information.

This Amendment contains currently dated certifications of our Chief Executive Officer and Chief Financial Officer.

This Amendment does not reflect events occurring after the filing of the Form 10-K, or after the filing of the definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on May 3, 2010 (the “Proxy Statement”), and does not update disclosures contained in either the Form 10-K or Proxy Statement, or modify or amend the Form 10-K or Proxy Statement except as specifically described in this explanatory note.

NEUROGESX, INC.

FORM 10-K/A

Year Ended December 31, 2009

Amendment No. 1

-i-

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

Obtain broader market access through expansion of approved indications. We plan to continue to develop our capsaicin-based product candidates to address indications beyond currently labeled indications. Such development may be carried out through further development of Qutenza or through development of NGX-1998 and may include development efforts conducted by us, or in conjunction with development efforts by Astellas. To date, we have conducted two Phase 3 studies of Qutenza in HIV-DSP, one of which met its primary endpoint. In addition, we have conducted a Phase 2 open-label study of Qutenza that included patients with PDN. In the United States, we believe that the FDA requires that we conduct two positive Phase 3 studies for each neuropathic pain indication for which we are seeking approval. Therefore, label expansion of Qutenza in the United States could require at least one additional successful Phase 3 study in HIV-DSP and potentially two successful Phase 3 studies in PDN. We have not determined whether we will pursue additional clinical trials of Qutenza in HIV-DSP. We intend to seek guidance from the FDA with regard to the potential approval of Qutenza for the treatment of pain associated with HIV-DSP and what additional clinical trials may be required, if any. Based upon such information, we intend to ascertain the advisability of proceeding with the development of Qutenza in such indication. In Europe, label expansion could require only one safety and efficacy study in PDN. Under the Astellas Agreement, Astellas will conduct and pay for development work required in support of regulatory requirements in the Astellas Territory, including EMEA post market commitments. NGX-1998, a liquid formulation which uses the same active ingredient as in Qutenza, is also being developed for the treatment of neuropathic pain conditions and may be developed to address indications beyond Qutenza’s currently labeled indications.

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

Qutenza

Qutenza is a non-narcotic analgesic formulated in a localized treatment patch containing an 8% concentration of synthetic capsaicin. Capsaicin is released from the patch and, with the aid of penetration enhancers, penetrates into the skin during application without significant absorption of capsaicin into the bloodstream. Accordingly, we believe that users of Qutenza are unlikely to experience the common central nervous system side effects of systemically administered drugs used to treat neuropathic pain such as anti-convulsants, anti-depressants and opioids and the potential for abuse and addiction associated with some of these drugs. Qutenza is administered by a physician or by a health care professional under the direct supervision of a physician in a non-invasive process that involves pre-treating the painful area with a topical anesthetic, followed by the application of Qutenza. Patches are cut to conform to the area to be treated. After the specified application period (60 minutes for PHN), the patch is removed and residual capsaicin is removed from the skin with a proprietary cleansing gel. Qutenza has been shown to provide a clinically meaningful reduction in peripheral neuropathic pain for up to 12 weeks in certain of our clinical studies. In clinical trials, the most common adverse reactions were application site redness, pain, itching and papules. The majority of these reactions were transient and self limited. Serious adverse reactions included application site pain and increased blood pressure. Blood pressure increases during or shortly after Qutenza treatment were on average less than 10 mm Hg, although some patients had greater increases and these changes lasted for approximately2 hours after patch removal.

Qutenza can be used alone or in conjunction with other pain medications and as such may have place as first line or additive therapy.

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

Commercialization of Qutenza

United States

We are currently preparing to commercialize Qutenza in the United States. Initially, we anticipate that Qutenza will be commercialized in the United States with our own sales force comprising approximately 40 sales representatives and sales management personnel in three territories. The field sales force is expected to focus initially on thought leaders in neuropathic pain as well as U.S. pain specialists with a significant practice in treating PHN patients. We plan to initially focus our sales force on the approximately 2,000 – 3,000 physicians who specialize in treating pain. These include pain specialists, neurologists, anesthesiologists, and specialists in physical medicine and rehabilitation, among others. In addition, we plan to focus on pain centers, clinics and hospital outpatient facilities that we believe have the physical space available to accommodate the Qutenza treatment. Once Qutenza is established in these top pain treatment centers, we expect to expand our efforts to a broader array of physicians who treat PHN patients. Our field sales force is expected to be aided by a commercial team consisting of reimbursement and commercial payer specialists in addition to non-field based support personnel. Areas of the country that are harder to cover with our targeted sales efforts are planned to be supported through other programs.

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

Qutenza in other Neuropathic Pain Indications

In addition to PHN, we have studied Qutenza in two other neuropathic pain indications - HIV-DSP and PDN as set forth in the following table. Although Qutenza is approved in the European Union for neuropathic pain in non-diabetic adults, in the United States, additional studies beyond those listed in the below table will likely be required to gain approval in these and other neuropathic pain indications.

Indication	Development Activity	Trial Number	Number of Participants		Status
HIV-DSP	Phase 3	C119	494		Completed; primary endpoint not met

	Phase 3	C107	307		Completed; primary endpoint met (p = 0.0026)

	Open-label safety study	C118	106	*	Completed

	Phase 2	C109	12		Completed

PDN, PHN, HIV-DSP	Open-label tolerability study	C111	117	**	Completed

*	C118 evaluated the safety of applications of Qutenza over a 12 month period. Of the 106 patients enrolled, 52 patients had HIV-DSP and 54 patients had PHN.
**	C111 evaluated the effect of topical anesthetic alternatives on tolerability of Qutenza and included 91 PDN patients, 25 PHN patients and 1 HIV-DSP patient.

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

C118 Phase 2 Clinical Trial - Safety. This study was a multicenter, open-label trial of Qutenza for the treatment of peripheral neuropathic pain in patients with HIV-DSP or PHN. The primary objective of this study was to assess the safety of up to four repeated applications of Qutenza for the treatment of HIV-DSP and PHN. The study enrolled a total of 106 patients (52 HIV-DSP and 54 PHN). Qutenza treatments were generally well tolerated with greater than 98% of subjects completing the prescribed duration of treatment. We believe the study demonstrated that Qutenza was not associated with increasing toxicity following multiple treatment cycles. Further, clinical assessments suggested no impairment of protective nerve function (such as the ability to feel pressure or heat) over the one year study period.

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

Our Other Product Development Programs

Our current product development programs are focused on candidates in the field of pain with a primary focus on peripheral neuropathic pain. We retain worldwide rights to these product candidates with the exception of NGX-1998 for which we have granted Astellas an option to license in the Astellas Territory. Our portfolio consists of the following product candidates:

Product Candidate	Indication	Phase of Development
NGX-1998	Peripheral neuropathic pain	IND filed in June 2008. Three Phase 1 studies completed. Planning to initiate Phase 2 study in 2010
Acetaminophen Prodrugs (NGX-1576, NGX-9674, NGX-5752)	Traumatic pain, post-surgical pain and fever	Preclinical development – seeking outlicense partner
Opioid Prodrugs (NGX-6052)	Acute pain and chronic pain	Preclinical development – seeking outlicense partner

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

Acetaminophen Prodrug Candidates – Preclinical Program

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

The commercial success of Qutenza depends, in part, on a device patent granted in the United States, and corresponding patents granted in certain European Union countries, Canada and Hong Kong. These device patents cover the use of a prescription strength-capsaicin dermal delivery system for the treatment of neuropathic pain. The U.S. device patent expires in December 2017 (although we have applied for patent restoration due to certain regulatory delay in the application process, which, if granted would extend the expiration date), with the corresponding patents outside the United States expiring at approximately the same time. We exclusively license these patents on a worldwide basis from the University of California. We do not currently own, and do not have rights under this license agreement, to any issued patents that cover Qutenza other than in the United States, certain European Union countries, Canada, and Hong Kong.

In addition, we licensed a method patent granted in the United States from the University of California covering the use of prescription strength capsaicin delivery for the treatment of neuropathic pain. This patent expires in December 2016. Although our rights under the license agreement are worldwide, there are no corresponding granted patents or patent applications relating to this patent outside the United States. Two of the three inventors named in the method patent did not assign their patent rights to the University of California. As a result, our rights under this patent are non-exclusive. Anesiva, Inc., or Anesiva, a company also focused on the development and commercialization of treatments for pain, has licensed the right to use the technology under the method patent from one of the non-assigning inventors. Anesiva has recently filed for bankruptcy and is in the process of liquidation. There can be no assurances that other entities will not obtain rights to use the technology under the method patent through this liquidation process or through direct license from the other inventors. If other entities license the right to use this patent, we may face more products competitive with Qutenza and our business will suffer.

Under the terms of our license agreement with the University of California, we are required to pay royalties on net sales of the licensed product up to a maximum of $1.0 million per annum as well as a percentage of upfront and milestone payments resulting from the sublicense of our rights under the agreement. As a result of the Astellas Agreement, in February 2010 we paid a sublicense fee totaling $1.2 million to the University of California. In addition, we are also required to make three annual cash payments in an aggregate amount of $12,000. The last of these payments is expected to be paid in 2010. Such agreement terminates on a country by country basis as to products covered by it on the date that such products are not covered by a claim of either an unexpired patent or a patent application that has been outstanding less than 10 years from its filing date.

We currently license the rights from LTS to three pending U.S. patent applications, patents granted in certain European Union countries and pending patent applications in certain European Union countries, Canada and more than 10 other foreign countries, each filed and prosecuted by LTS. These patents and patent applications contain claims covering the composition and manufacture of microreservoir patches, which includes the type of patch used in Qutenza. We license the rights to these patents and patent applications on a worldwide basis under a January 2007 exclusive commercial supply and license agreement with LTS, which is subject to certain purchase and other obligations. The first of the issued patents licensed under the commercial supply and license agreement expires in June 2020, with the last expiration date among such patents being September 2025. During 2009, as a result of achieving marketing approval for Qutenza, we made a one time milestone payment to LTS of approximately $0.1 million. The term of the commercial supply and license agreement extends until January 2020 and automatically renews for additional two year terms, unless terminated by either party with two years prior written notice.

We have also filed several patent applications in the United States, European Union, and certain other countries relating to kits, methods and formulations to remove residual capsaicin left on the skin after a topical application of capsaicin, as well as a number of patent applications which deal with differing formulations and delivery models of capsaicin at varying concentrations, including an application that supports our NGX-1998 program. We have also filed patent applications related to our acetaminophen prodrugs and opioid prodrug platform which contain both composition and method claims. We have also licensed an issued patent which we believe to be relevant to our opioid prodrug platform.

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

PART II

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

Stock-Based Compensation

We account for our stock-based compensation in accordance with the fair value recognition provisions of current authoritative guidance using the prospective transition method. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of current authoritative guidance. Under Topic 718, Compensation – Stock Compensation, or Topic 718, stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. Because non-cash stock compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods.

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

We commence tracking the separate, external costs of a project when we determine that a project has a reasonable chance of entering clinical development. Senior management discusses the possibility of entering clinical development, along with the possibility of meeting other regulatory milestones, throughout the development cycle. These discussions include consideration of the costs and time required to bring the project to market and the potential market acceptance. We do not maintain and evaluate research and development costs by specific therapeutic indications within a program due to the difficulties in allocating such costs to specific indications. We use our internal research and development resources across several projects and many resources may not be attributable to specific projects or indications. Thus, we do not allocate the internal resources to specific development programs. Over time, we believe that our internal costs are expended on our development projects generally in proportion to our external development costs for such project relative to total external development costs

In the years ended December 31, 2009, 2008 and 2007, our research and development costs totaled $11.2 million, $16.1 million and $25.3 million, respectively. The following table reflects the distribution of our research and development costs by development program:

Year ended December 31;

(in thousands)

	Qutenza	NGX-1998	Acetaminophen Prodrug and Opioid Prodrug	Internal costs	Total
2009	$3,634	$133	$6	$7,462	$11,235
2008	5,740	609	502	9,253	16,104
2007	15,354	976	388	8,603	25,321

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

Comparison of Years Ended December 31, 2009 and 2008

	Year Ended December 31,		Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
Collaboration revenue	$2,006	$—	2,006	—
Research and development expenses	(11,235)	(16,104)	(4,869)	(30%)
Selling, general and administrative expenses	(12,420)	(10,182)	2,238	22%
Interest income	89	1,106	(1,017)	(92%)
Interest expense	(276)	(792)	(516)	(65%)

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

Comparison of Years Ended December 31, 2008 and 2007

	Year Ended December 31,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Research and development expenses	$(16,104)	$(25,321)	$(9,217)	(36%)
General and administrative expenses	(10,182)	(7,455)	2,727	37%
Interest income	1,106	1,718	(612)	(36%)
Interest expense	(792)	(1,219)	(427)	(35%)
Other income (expense), net	(14)	366	(380)	(104%)

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

We also have commitments to pay royalties under a Commercial Supply and License Agreement with LTS to manufacture commercial and clinical supply of Qutenza. Under the terms of the agreement, we are required to pay a transfer price for product purchased under the agreement as well as a royalty on net sales of product purchased under such agreement

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

Recently Issued Accounting Standards

Not Yet Adopted

In October 2009, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU, No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies previous guidance for multiple element arrangements by requiring the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence or third party evidence of selling price for determining the selling price of a deliverable. In addition, the residual method of allocating arrangement consideration is no longer permitted. This ASU is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We are currently evaluating the impact of adopting this ASU on its financial position and results of operations.

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

PART III

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee of the Board of Directors, referred to as the “Committee” throughout this Compensation Discussion and Analysis, is responsible for establishing, implementing and monitoring adherence to the Company’s compensation philosophy. The Committee ensures that the total compensation paid to the Company’s executive officers is fair, reasonable and competitive. The compensation programs for named executive officers are similar to those provided to other executive officers of the Company.

Compensation Philosophy and Objectives.

The Committee believes that the most effective executive compensation program is one that is designed to reward achievement and that aligns its executives’ compensation with the interests of the Company’s stockholders by rewarding achievement of goals and objectives that the Committee believes are important to the long term creation of value in the Company. The Company’s executive compensation program is designed to recruit and retain individuals with the skills necessary for the Company to achieve its business objectives and to motivate and reward those individuals fairly over time with compensation programs that promote achievement of, and contribution to, those objectives. To that end, named executive officer compensation has three main components: base compensation, or salary; annual bonus awards which are based upon specific goals and objectives to be established and approved by the Board of Directors; and stock option awards which may contain vesting acceleration features upon attainment of specific operational goals which are predetermined by the Committee. In addition, the Company provides its named executive officers a variety of benefits that are generally available to all salaried employees. The Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long term and currently paid out compensation, between cash and non-cash compensation or among different forms of non-cash compensation. However, the Committee’s philosophy is to have a significant portion of an employee’s compensation be performance-based while keeping base salary compensation at a competitive level.

Each element of compensation and the practices used to evaluate them are discussed in more detail below.

Benchmarking of Elements of Compensation.

The Committee believes it is important when making compensation-related decisions to be informed as to current practices of comparable companies in the life science industry. The Committee determines the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with recruiting and retention goals, the Committee’s view of internal equity and consistency, the Company’s overall performance and other considerations the Committee deems relevant. The Committee consults periodically with an independent outside compensation consulting firm retained by the Committee. As it makes decisions about executive compensation, the Committee also obtains data from its consultant and from third party surveys regarding current compensation practices and trends among San Francisco Bay Area based companies in general and pharmaceutical and biosciences companies in particular, and reviews this information with its consultant. The Committee also discusses various other compensation matters with its consultant, both during the course of the Committee’s regular meetings and in private meetings.

During 2009, the Committee was advised by Setren Smallberg and Associates, Inc., an independent executive compensation consulting firm. The Committee retained this firm in 2009 to advise on compensation matters related to the Company’s management reorganization which affected three of the five named executives. During 2009 the Company did not employ the compensation consultant to perform an overall compensation review for its executive management as such a review was performed during 2008. The peer companies considered in this reorganization review performed by Setren, Smallberg & Associates, Inc., to support the Company’s management reorganization using the executive compensation practices of a representative number of publicly-held companies in the life science industry (the “Peer Companies”). The Peer Companies are:

•	Affymax, Inc.

•	Allos Therapeutics, Inc.

•	Barrier Therapeutics, Inc (now acquired by Stiefel Laboratories, Inc.)

•	Cell Therapeutics, Inc.

•	CombinatoRx Incorporated.

•	Cytokinetics Incorporated.

•	Dyax Corp.

•	Exelexis Inc.

•	Genomic Health Inc.

•	Geron Corp.

•	Jazz Pharmaceuticals, Inc

•	Idenix Pharmaceuticals, Inc.

•	La Jolla Pharmaceutical Company

•	Oncogenxex Pharmaceuticals Inc.

•	Rigel Pharmaceuticals, Inc

•	Sangamo BioSciences Inc.

•	ZymoGenetics, Inc.

The Company purchases, or otherwise acquires, and reviews executive compensation surveys of companies in the life science and high technology industries in the San Francisco Bay Area in determining appropriate compensation levels for the Company’s employees, however, the only such surveys acquired for 2009 and 2010 compensation determinations were the Radford Surveys prepared in 2008 and 2009, respectively (referred to as the “Radford Surveys”). The Committee intends to continue the Company’s practice of engaging executive compensation consultants from time to time to aid in compensation related evaluations.

Role of Named Executive Officers in Compensation Decisions.

The Chief Executive Officer aids the Committee by providing recommendations regarding the compensation of all named executive officers other than himself. The Committee uses analyses of cash and equity compensation prepared by the Chief Executive Officer to establish general budgetary guidelines for aggregate annual employee cash compensation. These analyses typically include evaluation of external benchmarks and surveys from such sources as Radford. For 2009, the Chief Executive Officer then allocated in his discretion among individual executives and employees on a case by case basis. The Committee’s 2010 compensation decisions were made in a similar fashion as discussed above in making the determination of named executive officer compensation. The Committee formally approved salary and stock option grants for the named executive officers including the Chief Executive Officer. In addition, for compensation of named executive officers and employees other than the Chief Executive Officer, annual performance review of such officer’s or employee’s manager was conducted to provide input about such individual’s contributions to the Company’s goals and objectives for the period being assessed. For the Chief Executive Officer, such review was conducted by the Committee. For compensation decisions regarding grants of equity compensation, including vesting schedules and in some cases milestones providing for accelerated vesting if such milestones are achieved, relating to employees other than to our Chief Executive Officer, the Committee typically considers recommendations from the Chief Executive Officer and other members of management. To date, Committee meetings typically have included, for all or a portion of each meeting, not only the committee members but also the Chief Executive Officer and Chief Financial Officer.

Compensation Components

Base Compensation.

Generally, the Committee believes that base salaries should be market driven, competitive to the San Francisco Bay Area marketplace and appropriately benchmarked, as described above, based on each executives experience, level and scope of responsibilities. The Committee targets base compensation near the 50th percentile of the data derived from analysis of benchmarks, with specific emphasis on companies headquartered in the San Francisco Bay Area. The Committee sets this level to ensure that the Company is competitive in its immediate job market, which the Committee believes helps to minimize potential competitive disadvantage and supports overall goals of recruitment and retention. Base salaries are generally reviewed annually, and the Committee seeks to set a Company wide salary adjustment target percentage in line with general increases in the market, which the Committee believes has recently been in the 3% to 4% per year range. This target amount is also used to determine an overall salary increase budget for employees across the Company. The final determination of the actual salary increase for each individual is based upon, for the Chief Executive Officer, the Company’s performance and in addition, for other employees, the results of performance reviews, responsibility and experience and potential alignment of each individual’s salary in light of market data for similarly situated positions in similar companies.

Salary increases awarded to named executive officers effective January 1, 2009 were based upon performance of each of the named executive officers in 2008 and on competitive data from third party sources. The base salaries effective January 1, 2009 after the increases were as follows:

•	Anthony A. DiTonno, President and Chief Executive Officer, $348,427,

•	Stephen F. Ghiglieri, Chief Financial Officer, $310,000,

•	Jeffrey K. Tobias, M.D. Chief Medical Officer, $332,100,

•	Michael E. Markels, Vice President, Commercial Operations and Business Development, $260,000, and

•	Susan P. Rinne, Regulatory Affairs, $262,500.

Salary increases awarded to named executive officers effective January 1, 2010 were based upon achievement of corporate objectives in 2009, additional roles and increased responsibilities for certain named executive officers, significant performance in certain areas of responsibility, and market comparisons of salary levels for the San Francisco Bay Area life science industry. The Committee noted that the Company had out-performed the Committee’s expectations on 2009 corporate objectives and that salary increases should therefore provide a financial reward above the 3% to 4% average annual salary increases reflected in the marketplace based on a high level of achievement. The 2010 salary increases as a percentage of 2009 base salary, and the additional considerations of the Committee for each named executive officer, were as follows:

•

Anthony A. DiTonno, President, Chief Executive Officer, received a 22.0% increase. The increase reflected Mr. DiTonno’s overall responsibility for the high level of achievement of the Company in 2009, and his management of the Company’s successful efforts to enable commercialization of Qutenza. It was also noted that Mr. DiTonno’s responsibilities for the Company would increase as a result of the shift of the Company’s operations from research and development to commercialization.

•

Stephen F. Ghiglieri, Executive Vice President, Chief Operating Officer, Chief Financial Officer, received a 9.7% increase. The increase reflected Mr. Ghiglieri’s undertaking expanded responsibilities in 2009, and his significant role in establishing the Company’s commercial partnership with Astellas and managing the Company’s operations under budget and utilizing lower than expected cash resources.

•

Jeffrey K. Tobias, M.D., Executive Vice President, Research and Development, Chief Medical Officer, received an 8.4% increase. The increase reflected Mr. Tobias’ undertaking expanded responsibilities in 2009 and his leadership role in obtaining marketing approval for Qutenza in the United States and the European Union.

•

Michael E. Markels, Senior Vice President, Commercial and Business Development, received a 9.6% increase. The increase reflected the significant increase of Mr. Markel’s expected responsibilities as the Company ramped up post-approval commercialization efforts for Qutenza, and Mr. Markels significant role in establishing the Company’s commercial partnership with Astellas.

•

Susan P. Rinne, Vice President, Regulatory Affairs, received a 6.0% increase. The increased reflected Ms. Rinne’s instrumental role in obtaining marketing approval for Qutenza in the United States and the European Union.

The Committee otherwise targeted an approximate overall 4% salary increase for 2010 base salaries for all employees which it believes, based upon a review of the benchmarking data, was representative of overall increases in the Company’s local market.

Bonus Compensation.

The Company also rewards individual as well as corporate performance through the implementation of a performance bonus plan. Bonuses are paid to employees based on attainment of specific corporate goals which are established in consultation with the Committee, such as achievement of financial, operational, clinical, regulatory milestones, corporate partnering goals and adherence to operating budgets, as well as individual goals agreed to in advance with the employee’s manager. Individual goals are designed to support the attainment of the specified corporate goals.

In conjunction with the review performed by the third party executive compensation consultant that was engaged to assist the Committee, the Committee determined that an annual bonus program is a key feature of the overall compensation programs for public biotechnology companies. In addition to a desire to have compensation programs that are competitive in the market, the Committee believes that the Company’s compensation programs should provide a performance incentive that aligns executives’ and other employees’ interests with those of stockholders. As a result, the Committee has undertaken efforts to create an annual bonus program. In these efforts to date, the Committee has determined the target bonuses for the executives as percentages of base salary. These percentages for the calendar year 2009 were as follows:

•	Anthony A. DiTonno, 50%,

•	Stephen F. Ghiglieri, 25%,

•	Jeffrey K. Tobias, M.D., 25%,

•	Michael E. Markels, 20%, and

•	Susan P. Rinne, 20%.

The Committee also determined the following as the 2009 corporate objectives under the 2009 bonus plan:

•

Obtain a positive EMEA decision on the European Union MAA for Qutenza (without regard to whether a broad or narrow label for Qutenza is recommended for approval) indicating that marketing approval is attainable without significant additional time or investment required.

•	Enter into an agreement with a commercial partner to commercialize Qutenza either in the United States, European Union or worldwide.

•	Obtain from the FDA a complete response letter indicating that marketing approval of Qutenza is attainable without significant additional time or investment required.

•	Retain financial resources to support commercial launch of Qutenza by the Company after FDA approval and meet the Company’s cash needs for the duration of 2010.

•	Carry out Company operations within the Company’s approved budget for 2009.

Each of the five corporate objectives was given a weight of 20% for evaluation of achievement for bonus determination purposes. The Committee did not establish any quantitative criteria with respect to achievement of the 2009 corporate objectives and there were no individual performance goals established for named executive officers under the 2009 bonus plan. All bonus determinations for named executive officers were expected to be made on the basis of overall achievement of corporate objectives as determined by the Committee.

In January 2010, the Committee evaluated the Company’s progress against 2009 corporate objectives and recommended to the Board of Directors the establishment of a bonus pool. Based upon the committee’s evaluation of the attainment of corporate objectives, while noting that the Chief Executive Officer and named executive officers had all significantly contributed to the attainment of those objectives, the Committee recommended to the Board of Directors the amount of bonus to be paid to the Chief Executive Officer and each of the other named executive officers. In its evaluation of 2009 corporate objective achievement, the Committee noted that the Company’s performance significantly exceeded the original expectations set forth in four of the corporate objectives listed above as follows:

•

The Company received marketing approval for Qutenza from the European Commission in 2009 based on the EMEA’s recommendation, which included a broad label (treatment of peripheral neuropathic pain in non-diabetic adults), with post-approval clinical development funded by the Company’s commercial partner.

•	The Company entered into a commercial partnership with Astellas for commercialization of Qutenza in the European Union and certain other countries.

•	The Company received marketing approval for Qutenza from the FDA for the management of neuropathic pain associated with PHN, without extra post-approval requirements.

•	The Company carried out its operations under budget, with favorable variances both with respect to expenses for 2009 and cash resources remaining at the end of 2009.

For the fifth corporate objective, retention of financial resources to support launch of Qutenza and 2010 cash needs, it was noted that the corporate objective had been fully met.

In recognition of these key accomplishments in 2009, the Committee recommended bonuses of 125% to 150% of the target bonuses identified above, with at least 100% of the target bonus amount paid in cash. Further, based on relative contributions of each of the named executive officers and in the interest of preserving the Company’s cash resources, the Committee recommended that certain of the named executive officers receive the portion of their annual bonus exceeding approximately 100% of their target bonus amount in fully vested stock options. With regard to the stock options granted for the noncash component of the 2009 bonus, the number of shares underlying these stock options was determined by dividing the remaining unpaid cash bonus by the Company’s closing stock price on January 15, 2010, multiplied by a factor of two. The Company’s closing stock price on January 14, 2010, which was also the exercise price of these stock options, was $7.10. Cash bonuses and the number of shares underlying the stock options paid to named executive officers in January 2010 and granted to named executive officers on January 14, 2010, respectively, for 2009 performance were:

•	Anthony A. DiTonno, $183,840 cash payment and 12,291 shares,

•	Stephen F. Ghiglieri, $77,500 cash payment and 5,457 shares,

•	Michael E. Markels, $52,000 cash payment and 3,661 shares,

•	Jeffrey K. Tobias, M.D., $103,781 cash payment, and

•	Susan P. Rinne, $78,750, cash payment.

The option grants set forth above were 100% vested on the date of grant, January 14, 2010.

The Committee also recommended, and the Board of Directors approved, certain corporate objectives as a basis for establishment of the 2010 Bonus Plan as well as target bonus percentages for the named executive officers. The target bonus percentages for Messrs. Ghiglieri and Markels and Dr. Tobias were increased from the prior year amounts in recognition of the increased roles that each such executive had undertaken in their respective areas of responsibility as a result of the Company moving into commercial operations. Target bonus percentages for Mr. DiTonno and Ms. Rinne were considered to be in line with the marketplace and their levels of responsibility and therefore remain unchanged from those in place for the prior year. The percentages for the calendar year 2010 are as follows:

•	Anthony A. DiTonno, 50%,

•	Stephen F. Ghiglieri, 35%,

•	Jeffrey K. Tobias, M.D., 35%,

•	Michael E. Markels, 30%, and

•	Susan P. Rinne, 20%.

The amount of the 2010 target bonus to be paid to the named executive officers will be determined on the basis of achievement of corporate goals in 2010. These goals include certain financial, operational, regulatory, clinical and corporate partnering goals.

Equity Awards.

The Committee believes that the Company’s compensation programs should provide the opportunity for wealth creation for the Company’s executives and all employees in a manner that aligns their interests with those of stockholders in the creation of long term value through the Company’s success. The Company utilizes stock options to provide incentives to its named executive officers to help achieve this goal. Because the named executive officers are awarded stock options with an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant, these options will be valuable to these named executive officers only if the market price of the Company’s Common Stock increases after the date of grant. The Committee’s equity award determinations are based upon market data such as the Radford Surveys, the experience of members of the Committee and the Board of Directors and (with the exception of the Chief Executive Officer’s equity awards) the recommendations of the Chief Executive Officer with a general goal to maintain option granting and executive equity practices near the 50th percentile of the data derived from analysis of benchmarks, with specific emphasis on such companies headquartered in the San Francisco Bay Area.

All new employees, including the Company’s named executive officers, receive stock option grants when they are hired. The number of shares underlying stock option grants for new hires is intended to be competitive in the Company’s industry and its local market and is used as a recruiting tool as the Committee believes that equity compensation is a significant consideration for employees’ decisions to accept employment offers with the Company, particularly for named executive officers. Typically, stock option grants to new employees vest at the rate of 25% after the first year of service with the remainder vesting ratably over the subsequent 36 months, although some executive new hires in recent years have also contained vesting acceleration provisions related to attainment of key corporate objectives, such as clinical development and regulatory objectives for our product candidates and other operational and business goals. In addition, the Committee generally reviews the Company’s equity compensation programs annually, with a view to ensuring that the Company’s named executive officers and employees continue to have a meaningful stake in the Company’s long term success. To that end, annual stock option grants to named executive officers have in recent years contained two components: a time based vesting component (usually, monthly vesting over 48 months) and a component that vests on the six year anniversary of the grant subject to acceleration of vesting based upon attainment of key corporate objectives, determined as described above. The Committee and the Board of Directors also grant equity awards from time to time for what are considered highly significant corporate achievements. Such awards are generally vested in full on the date of grant. The size of such awards is less subject to benchmarking and other processes noted above than it is to general notions of what the Committee or Board of Directors considers suitable under the circumstances given the importance of the achievement and the contributions of the individuals involved with such achievement. After assessment by the Committee, all option grants are recommended to the Board of Directors for ultimate approval.

Since becoming a public company in May 2007, all stock options granted to named executive officers have an exercise price per share equal to the closing price of the Company’s Common Stock on the date of grant. Prior to becoming a public company, the Board of Directors determined the value of the Company’s Common Stock based upon the consideration of several factors impacting the Company’s valuation including, when available, independently developed contemporaneous valuations of the Company.

In January 2009, the Committee recommended, and the Board of Directors approved, stock option grants to our named executive officers as follows:

•	Anthony A. DiTonno, 50,000 shares,

•	Stephen F. Ghiglieri, 30,000 shares,

•	Jeffrey K. Tobias, M.D., 30,000 shares,

•	Michael E. Markels, 25,000 shares, and

•	Susan P. Rinne, 30,000 shares.

The number of shares underlying such options and vesting terms were determined based upon the Committee’s review of the Company’s achievement of corporate objectives in 2008, a review of equity ownership similarly situated executives in the marketplace (with a view toward maintenance of executive equity ownership at approximately the 50th percentile), a general sense of the marketplace as determined in the discretion of the Committee and the desire of the Committee to provide incentives for management retention and achievement of important corporate objectives. Of these option grants, 50% of the options vest evenly over 48 months and the remaining 50% vest over six years subject to acceleration for attainment of certain regulatory and commercialization objectives for the Company’s product candidates and other operational and business goals.

In January 2009, and in an effort to conserve the Company’s cash resources, the Committee also recommended, and the Board of Directors approved, stock option grants to the named executive officer as 50% of the payment to such officers under the Company’s 2008 cash bonus plan. The individual grants amounts were determined by dividing the unpaid portion of the 2008 cash bonus by the Company’s closing stock price on January 15, 2009, multiplied by a factor of two. The Company’s closing stock price on January 15, 2009 was $1.25. The number of shares granted the named executive officers in connection with the 2008 cash bonus plan were as follows:

•	Anthony A. DiTonno, 80,000 shares,

•	Stephen F. Ghiglieri, 29,520 shares,

•	Jeffrey K. Tobias, M.D., 60,000 shares,

•	Michael E. Markels, 20,000 shares, and

•	Susan P. Rinne, 20,000 shares.

These option grants were fully vested on the date of grant.

In July 2009, the Committee recommended, and the Board of Directors approved, stock option grants to the named executive officers as follows:

•	Anthony A. DiTonno, 35,000 shares,

•	Stephen F. Ghiglieri, 20,000 shares, and

•	Michael E. Markels, 30,000 shares.

These option grants were fully vested on the date of grant, with the amount of such grants based on the Committee’s general discretion, the relative contributions of Messer’s DiTonno, Ghiglieri and Markels in consummating the Astellas Agreement and the importance of the achievement of such objective.

In November 2009, the Board of Directors approved a stock option grant of 25,000 shares to Ms. Rinne to reward her for her relative contribution in connection with the approval of Qutenza by the FDA. This option grant was fully vested on the date of grant.

In December 2009, the Board of Directors approved a stock option grant of 1,000 shares to employees of the Company in general in connection with the approval of Qutenza by the FDA, which included a 1,000 share grant to each of Messrs. DiTonno, Ghiglieri and Markels, Dr. Tobias and Ms. Rinne. These option grants were fully vested on the date of grant.

In January 2010, the Committee recommended, and the Board of Directors approved, stock option grants to the named executive officers as follows:

•	Anthony A. DiTonno, 80,000 shares,

•	Stephen F. Ghiglieri, 60,000 shares,

•	Jeffrey K. Tobias, M.D., 50,000 shares,

•	Michael E. Markels, 30,000 shares, and

•	Susan P. Rinne, 20,000 shares.

These option grants vest evenly over 48 months and the number of shares underlying such options and vesting terms were determined based upon the Committee’s review of the Company’s performance in 2009, a review of equity ownership similarly situated executives among Peer Companies (with a view toward maintenance of executive equity ownership at approximately the 50th percentile), the increased responsibility of Messrs. Ghiglieri and Markels and Dr. Tobias in 2010, a general sense of the marketplace as determined in the discretion of the Committee and the desire of the Committee to provide incentives for management retention.”

Severance and Change of Control Payments.

All of the Company’s named executive officers are entitled to severance payments equal to from 6 to 12 months of base salary, target bonus and full acceleration of stock option and restricted stock vesting if the named executive officer’s employment is terminated without cause by an acquiring company, or, for certain reasons, by the named executive officer, within 18 months following a change of control of the Company. In addition, and upon a change of control, certain of the Company’s named executive officers are entitled to receive a bonus determined under the 2006 Acquisition Bonus Plan, as amended in December 2008. The Committee believes that these severance and change of control arrangements mitigate some of the risk that exists for executives working in a smaller company. These arrangements are intended to attract and retain qualified executives that could have other job alternatives that may appear to them to be less risky absent these arrangements. Because of the significant acquisition activity in the life science industry, there is a possibility that the Company could be acquired in the future. Accordingly, the Committee believes that the larger severance packages resulting from terminations related to change of control transactions, and bonus and vesting packages relating to the change of control itself, will provide an incentive for these executives to continue to help successfully execute such a transaction from its early stages until closing. These arrangements were amended in 2008 to comply with U.S. tax laws, including regulations promulgated under Section 409A of the Internal Revenue Code of 1986, as amended, by updating, certain terms and conditions related to the timing of severance or other payments. For a description and quantification of these severance and change of control benefits, please see the section entitled “Potential Payments Upon Termination or Change of Control.”

Other Benefits.

Executive officers are eligible to participate in all of the Company’s employee benefit plans, such as medical, dental, vision, group life, disability, and accidental death and dismemberment insurance, employee stock purchase and 401(k) plans, in each case on the same basis as other employees, subject to applicable law. The Company also provides vacation and other paid holidays to all employees, including its named executive officers, at levels that the Committee believes are consistent with the practices of companies in the Company’s industry and local market. It is generally the Company’s policy not to extend significant perquisites to its named executive officers that are not available to its employees.

Report of the Compensation Committee of the Board of Directors

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

Respectfully Submitted By:
MEMBERS OF THE COMPENSATION COMMITTEE

Neil Kurtz, M.D., Compensation Committee Chair
Jean-Jacques Bienaimé
Robert T. Nelsen

Dated: April 19, 2010

Executive Compensation

The following table provides information regarding the compensation of the Company’s named executive officers, during the fiscal year ended December 31, 2009. The Company refers to these executive officers as the named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)		Bonus		Option Grants (2)		Non-Equity Incentive Plan Compensation (3)		All Other Compensation (4)		Total
Anthony A. DiTonno	2009 2008 2007	$ $ $	348,427 317,750 300,000	$	— — 48,750	$ $	292,993 — 577,444	$ $	183,840 50,000 —	$ $ $	3,779 7,273 135,519	$ $ $	829,038 375,023 1,061,713
Stephen F. Ghiglieri	2009 2008 2007	$ $ $	310,000 295,200 277,200	$	— — 34,650	$ $ $	158,147 87,343 203,399	$ $	77,500 18,450 —	$ $ $	3,262 5,183 21,511	$ $ $	548,909 406,176 536,760
Jeffrey Tobias, M.D.,	2009 2008 2007	$ $ $	332,100 316,250 299,250	$	— — 37,406	$ $ $	76,297 87,343 203,399	$ $ $	103,781 37,500 —	$ $ $	3,598 7,055 5,963	$ $ $	515,776 448,148 546,018
Michael E. Markels	2009 2008 2007	$ $ $	260,000 250,000 234,000	$	— — 23,400	$ $	199,639 — 87,479	$ $ $	52,000 12,500 —	$ $ $	3,202 25,039 41,718	$ $ $	514,841 287,539 386,597
Susan P. Rinne(5)	2009 2008 2007	$ $ $	262,500 250,000 67,307	$	— — 6,250	$ $	182,472 — 284,410	$ $ $	78,750 12,500 —	$ $ $	3,598 5,552 50,902	$ $ $	527,320 268,052 408,869

(1)	The amounts in this column include payments in respect of accrued vacation, holidays, and sick days.
(2)	The amounts in this column represent the aggregate grant date fair value of awards granted during the year computed in accordance with FASB Codification Topic 718. Assumptions used in calculating the valuation of option grants are described in Note 9 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 19, 2010.
(3)	The amounts in this column represent payments pursuant to the Company’s incentive bonus plan based upon the Board of Directors’ determination of milestone attainment in 2009. The amount reported for 2009 reflects the cash portion of the bonus payout for services performed in 2009. In addition to this cash portion of the 2009 bonus payment, certain stock options were granted in lieu of the remaining cash portion. See “Compensation Discussion and Analysis – Compensation Components – Bonus Compensation” in this proxy for the terms, and number of shares underlying, these stock options.

(4)	The amounts in this column include amounts for forgiveness of notes receivable, housing allowance, discount purchase of securities through the Company’s 2007 Stock Purchase Plan, moving expense reimbursement, term insurance premiums and a sign-on bonus.
(5)	Ms. Rinne joined the Company as Vice President, Regulatory Affairs in September 2007. Accordingly, the salary amount with respect to fiscal year ended December 31, 2007 reflects the amount she was paid during that year for services she performed as Vice President, Regulatory Affairs.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards to each of the named executive officers during the fiscal year ended December 31, 2009. All options were granted at the fair market value of the Company’s Common Stock, as determined by the Company’s Board of Directors on the date of grant and were granted under the Company’s 2007 Stock Plan.

Name	Grant Date		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards	All Other Option Grants: Number of Securities Underlying Options	Exercise Price or Base Price of Option Awards
			Target (1)
Anthony A. DiTonno	—		183,480	—	—
	1/15/2009	(2)	$—	80,000	$1.25
	1/15/2009	(3)		50,000	$1.25
	7/29/2009	(2)		35,000	$8.50
	12/3/2009	(2)		1,000	$8.32
Stephen F. Ghiglieri	—		77,500	—	—
	1/15/2009	(2)	—	29,520	$1.25
	1/15/2009	(3)		30,000	$1.25
	7/29/2009	(2)	—	20,000	$8.50
	12/3/2009	(2)	—	1,000	$8.32
Jeffrey Tobias, M.D.	—		$83,025	—	—
	1/15/2009	(2)		60,000	$1.25
	1/15/2009	(3)		30,000	$1.25
	12/3/2009	(2)	—	1,000	$8.32
Michael E. Markels	—		52,000	—	—
	1/15/2009	(2)	—	20,000	$1.25
	1/15/2009	(3)	—	25,000	$1.25
	7/29/2009	(2)	—	30,000	$8.50
	12/3/2009	(2)	—	1,000	$8.32
Susan P. Rinne	—		$52,500	—	—
	1/15/2009	(2)	—	20,000	$1.25
	1/15/2009	(3)	—	30,000	$1.25
	11/19/2009	(2)	—	25,000	$8.38
	12/3/2009	(2)	—	1,000	$8.32

(1)	The amounts in this column represent the target amounts of bonuses payable under the Company’s incentive bonus plan. The target amount represents the total amount that was potentially payable in cash. The actual amounts paid, which were comprised of a 50% payout in cash and stock options in lieu of the remaining cash portion, are set forth in “Compensation Discussion and Analysis – Compensation Components – Bonus Compensation” in this proxy.
(2)	One Hundred percent (100%) of the shares subject to the option vest and became exercisable upon grant
(3)	In connection with 50% of shares subject to option, the achievement of certain performance criteria provides for acceleration of vesting in five equal installments of 20% each. Notwithstanding the acceleration vesting provision, 50% of the option would be 100% vested on January 15, 2015. In connection with the remaining 50% of shares subject to option, the option vests in forty-eight equal monthly installments beginning on February 15, 2009.

Employment Agreements

The Company has entered into executive employment agreements with each of its named executive officers: Anthony DiTonno, Stephen Ghiglieri, Jeffrey Tobias, Michael Markels and Susan Rinne.

The agreements provide for these officers to remain the Company’s at-will employees and to receive salary, bonus and benefits as determined at the discretion of the Board of Directors. The Company’s agreements with these officers provide that in the event of a change of control, certain limited acceleration of vesting periods for unvested stock options occurs. In addition, these agreements provide additional benefits if within the eighteen month period following a change of control of the company they resign for good reason or are terminated by the Company or its successor other than for cause. These agreements were amended and restated in 2008 to comply with U.S. tax laws, including regulations promulgated under Section 409A of the Internal Revenue Code of 1986, as amended, by updating certain terms and conditions related to the timing of severance payments.

Upon a qualifying resignation or termination, Mr. DiTonno, will become entitled to receive: continuing severance payments at a rate equal to his base salary for a period of twelve months; a lump sum payment equal to his full target annual bonus; acceleration in full of vesting of options for Common Stock held by him; the lapse in full of the Company’s right of repurchase with respect to restricted shares of Common Stock held by him; and continued employee benefits until the earlier of twelve months following the date of termination or resignation or the date he obtains employment with generally similar employee benefits.

Upon a qualifying resignation or termination, Messrs. Ghiglieri, Dr. Tobias and Markels will become entitled to receive continuing severance payments at a rate equal to their base salaries for a period of nine months; lump sum payments equal to their full target annual bonuses; acceleration in full of vesting of options for Common Stock held by them; the lapse in full of the Company’s right of repurchase with respect to restricted shares of Common Stock held by them; and continued employee benefits until the earlier of nine months following the date of termination or resignation or the date they obtain employment with generally similar employee benefits.

Upon a qualifying resignation or termination, Ms. Rinne will become entitled to receive continuing severance payments at a rate equal to her base salary for a period of six months; lump sum payments equal to 50% of her target annual bonus; acceleration of vesting of 50% of options for Common Stock held by her; and continued employee benefits until the earlier of nine months following the date of termination or resignation or the date that she obtains employment with generally similar employee benefits.

For a complete description and quantification of benefits payable to the Company’s named officers on and following termination of employment under plans and programs currently in effect, see “Potential Payments Upon Termination Or Change In Control.”

Outstanding Equity Awards

The following table presents certain information concerning the outstanding option awards held as of December 31, 2009 by each named executive officer.

	Number of Securities Underlying Unexercised Options				Option Exercise Price	Option Expiration Date
Name	Exercisable		Unexercisable
Anthony A. DiTonno	64,999		—		2.70	4/28/2014
	27,260	(2)	—		1.95	3/15/2015
	27,260	(1)	—		1.95	3/15/2015
	21,941	(1)(5)	—		3.75	3/14/2016
	10,000	(1)(5)	—		11.25	1/4/2017
	20,001		11,999	(1)	8.63	10/2/2017
	27,000		21,000	(2)	8.63	10/2/2017
	110,729		19,271	(3)	1.25	1/15/2019
	35,000		—		8.50	7/29/2019
	1,000		—		8.32	12/3/2019
Stephen F. Ghiglieri	18,266		—		2.70	4/28/2014
	18,266	(1)	—		2.70	4/28/2014
	10,134	(2)	—		1.95	3/15/2015
	10,134	(1)	—		1.95	3/15/2017
	8,166	(1)(5)	—		3.75	3/15/2016
	5,000	(1)(5)	—		11.25	1/5/2017
	10,000	(1)	—		8.63	10/2/2017
	4,687		10,313	(2)	8.63	10/2/2017
	11,978		13,022	(2)	5.43	1/10/2018
	25,383		11,563	(1)	1.25	1/15/2019
	20,000		—		8.50	7/29/2019
	1,000		—		8.32	12/3/2019
	22,574		—		1.25	1/15/2019
Jeffrey Tobias, M.D.	86,666		—		3.75	1/27/2016
	5,000	(1)(5)	—		11.25	1/4/2017
	10,000		—		8.63	10/2/2007
	4,687		10,313	(2)	8.63	10/2/2017
	11,978		13,022	(2)	5.43	1/9/2018
	56,437		11,563	(3)	1.25	1/15/2019
	1,000		—		8.32	12/3/2019
Michael E . Markels	8,666	(4)(5)	—		3.75	6/2/2016
	27,333	(3)(5)	—		—	6/26/2016
	30,666	(1)(5)	—		4.20	9/21/2016
	2,500	(1)(5)	—		11.25	1/5/2017
	4,000		—		8.63	10/2/2017
	1,875		4,125	(2)	8.63	10/2/2017
	35,364		9,636	(3)	1.25	1/16/2019
	30,000		—		8.50	7/30/2019
	1,000		—		8.32	12/4/2019
Susan P. Rinne	28,124		2,1876	(3)	8.63	10/2/2017
	38,437		11,563	(3)	1.25	1/15/2019
	25,000		—		8.38	11/19/2019
	1,000		—		8.32	12/3/2019

(1)	Vests in full on the sixth anniversary of the grant date. The vesting will accelerate upon the attainment by the Company of certain milestones.
(2)	Vests as to 1/48 of the shares underlying the option monthly following the grant date.
(3)	Vests as to 1/4 of the shares underlying the option on the first anniversary of the grant date and as to 1/48 of the underlying shares monthly thereafter.
(4)	Vests as to 20.85% of the shares underlying the option immediately and as to 1/36 of the underlying shares monthly thereafter.
(5)	Options allow for early exercise.

Options Exercised and Stock Vested

The following table presents certain information concerning the exercise of options and vesting of stock awards by each of the named executive officers during the fiscal year ended December 31, 2009, including the value of gains on exercise and the value of the stock awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting
Anthony A. DiTonno	—	—	—	—
Stephen F. Ghiglieri	—	—	—	—
Jeffrey Tobias, M.D.	22,000	152,466	—	—
Michael E. Markels	—	—	—	—
Susan P. Rinne	—	—	—	—

(1)	Value realized is based on the fair market value of the Company’s common stock on the date of exercise (or the actual sales price if the shares were sold by the optionee simultaneously with the exercise) minus the exercise price, without taking into account any taxes that may be payable in connection with the transaction.

Potential Payments Upon Termination or Change of Control

The following summaries set forth potential payments payable to the Company’s named executive officers upon termination of employment or a change in control of the Company under their current executive employment agreements and the Company’s other compensation programs. These agreements were amended and restated in 2009 to comply with U.S. tax laws, including regulations promulgated under Section 409A of the Internal Revenue Code of 1986, as amended, by updating certain terms and conditions related to the timing of severance payments.

For the purpose of the executive employment agreements, “cause” means an officer:

•	fails to perform his or her duties (other than due to his or her incapacity as a result of physical or mental illness for a period not to exceed 90 days);

•	engages in conduct which is materially injurious to the Company, its business or reputation, or which constitutes gross misconduct;

•	materially breaches the terms of any agreement between him or her and the Company;

•	materially breaches or takes any action in material contravention of the Company’s policies adopted by the Board of Directors or any committee thereof;

•	is convicted of, or admits or pleads no contest with respect to a felony or commits an act of fraud against the Company; or

•	misappropriates material property belonging to the Company or an act of violence against an officer, director, employee or consultant of the Company.

For the purpose of the executive employment agreements, “good reason” means:

•	a material reduction in his or her salary or benefits other than as a result of a reduction in compensation affecting the Company’s or its successor entity’s employees generally;

•	a material diminution of his or her duties or responsibilities relative to his or her duties and responsibilities in effect immediately prior to a change in control;

•	relocation of his or her place of employment to a location more than 35 miles from the Company’s office location at the time of a change in control; or

•	failure of a successor entity in any change in control to assume and perform under his or her executive employment agreement.

For the purpose of the executive employment agreements, “disability” means an officer’s inability to perform his or her duties as the result of his or her incapacity due to physical or mental illness, and such inability, at least 26 weeks after its commencement, is determined to be total and permanent by a physician selected by the Company or its insurers and reasonably acceptable to the officer or the officer’s legal representative.

2006 Acquisition Bonus Plan, as amended in December 2008

Each of Messrs. DiTonno, Ghiglieri, and Markels, Dr. Tobias and Ms. Rinne is eligible to receive a cash amount in connection with a change in control of the Company pursuant to the Company’s 2006 Acquisition Bonus Plan, as amended in December 2008. Such bonus is determined by taking one percent of the net proceeds of the change of control and multiplying such amount by a set percentage for each such named executive officer. In addition, the plan provides for a potential payment if there is a difference between cash available to common stockholders and preferred stockholders. This plan was amended in 2008 to comply with U.S. tax laws, including regulations promulgated under Section 409A of the Internal Revenue Code of 1986, as amended, by updating certain terms and conditions related to the timing of severance payments.

Anthony A. DiTonno

Mr. DiTonno’s employment is at-will. Either the Company or Mr. DiTonno may terminate the executive employment agreement at any time. Upon a change in control of the Company, Mr. DiTonno will receive acceleration of vesting of each of Mr. DiTonno’s restricted stock grants and outstanding options to purchase Common Stock by a number of months equal to the number of months of vesting remaining for such option as of the change in control, minus 18 months; provided, that if such stock options or restricted stock grants have fewer than 18 months of vesting remaining, then such options or restricted stock grants will not be accelerated upon a change in control. Mr. DiTonno may be eligible to receive certain severance payments and additional acceleration of vesting of stock options and restricted stock grants held by Mr. DiTonno if Mr. DiTonno terminates his employment for good reason or the Company terminates Mr. DiTonno without cause within the 18-month period following a change in control.

Termination by the Company or termination by Mr. DiTonno prior to a change in control. If Mr. DiTonno is terminated for any reason, or if Mr. DiTonno terminates his employment for any reason, in each case prior to a change in control of the Company, Mr. DiTonno will not receive any severance.

Termination by the Company (other than for cause) or termination by Mr. DiTonno for good reason following a change in control. If Mr. DiTonno is terminated for any reason other than for cause, or if Mr. DiTonno terminates his employment for good reason, in each case within the 18-month period following a change in control of the Company, Mr. DiTonno will be entitled to receive 12 months of severance pay (less applicable withholding taxes) payable over 12 months at a rate equal to his base salary and a lump-sum payment equal to 100% of Mr. DiTonno’s target annual bonus as of the date of such termination. In addition, all restrictions, limitations and conditions applicable to outstanding stock options and restricted stock grants will lapse, performance goals will be deemed to be fully achieved and the awards will become fully vested (and in the case of options, exercisable) upon termination of Mr. DiTonno’s employment by the Company without cause or by Mr. DiTonno for good reason during the 18-month period following the change in control. Following such terminations, Mr. DiTonno will also receive coverage under the Company’s benefit plans for a period equal to the shorter of 12 months or such time as Mr. DiTonno secures employment with benefits generally similar to those provided in the Company’s benefit plans.

Termination by the Company for cause or by Mr. DiTonno other than for good reason following a change in control. Upon termination for any other reason, Mr. DiTonno is not entitled to any payment or benefit other than severance and any other benefits only as are then established under the Company’s written severance and benefit plans.

Termination for death or disability. If the Company terminates Mr. DiTonno’s employment as a result of Mr. DiTonno’s disability or if Mr. DiTonno’s employment terminates upon Mr. DiTonno’s death, Mr. DiTonno is not entitled to any payment or benefit other than severance amounts paid prior to the date of such termination and severance and any other benefits only as are then established under the Company’s written severance and benefit plans.

Assuming Mr. DiTonno’s employment was terminated under each of these circumstances on December 31, 2009, such payments and benefits have an estimated value of:

	Cash Severance	Bonus		Value of Accelerated Equity Awards(2)
Prior to a change in control	—	—		—
Upon a change in control	—	$650,000	(1)	$65,396
Without cause or for good reason following a change in control	$425,081	$212,540		$464,558
Death	—	—		—
Disability	—	—		—
Other	—	—		—

(1)	Represents payments to be received pursuant to the 2006 Acquisition Bonus Plan, as amended in December 2008 in connection with a change of control that would have resulted in net proceeds to the Company’s stockholders of at least $250.0 million.
(2)	The aggregate dollar amount realized upon the acceleration of vesting of an equity award represents the aggregate market price of the shares of Common Stock underlying the equity award on the acceleration date (assumed to be the closing price on December 31, 2009) multiplied by the shares vesting on the acceleration date.

Stephen F. Ghiglieri

Mr. Ghiglieri’s employment is at-will. Either the Company or Mr. Ghiglieri may terminate the executive employment agreement at any time. Upon a change in control of the Company, Mr. Ghiglieri will receive acceleration of vesting of each of Mr. Ghiglieri’s restricted stock grants and outstanding options to purchase the Company’s Common Stock by a number of months equal to the number of months of vesting remaining for such option as of the change in control, minus 18 months; provided, that if such stock options or restricted stock grants have fewer than 18 months of vesting remaining, then such options or restricted stock grants will not be accelerated upon a change in control. Mr. Ghiglieri may be eligible to receive certain severance payments and additional acceleration of vesting of stock options and restricted stock grants held by Mr. Ghiglieri if Mr. Ghiglieri terminates his employment for good reason or the Company terminates Mr. Ghiglieri without cause within the 18-month period following a change in control.

Termination by the Company or termination by Mr. Ghiglieri prior to a change in control. If Mr. Ghiglieri is terminated for any reason, or if Mr. Ghiglieri terminates his employment for any reason, in each case prior to a change in control of the Company, Mr. Ghiglieri will not receive any severance.

Termination by the Company (other than for cause) or termination by Mr. Ghiglieri for good reason following a change in control. If Mr. Ghiglieri is terminated for any reason other than cause, or if Mr. Ghiglieri terminates his employment for good reason, in each case within the 18-month period following a change in control of the Company, Mr. Ghiglieri will be entitled to receive nine months of severance pay (less applicable withholding taxes) payable over nine months at a rate equal to his base salary and a lump-sum payment equal to 100% of Mr. Ghiglieri’s target annual bonus as of the date of such termination. In addition, all restrictions, limitations and conditions applicable to outstanding stock options and restricted stock grants will lapse, performance goals will be deemed to be fully achieved and the awards will become fully vested (and in the case of options, exercisable) upon termination of Mr. Ghiglieri’s employment by the Company without cause or by Mr. Ghiglieri for good reason during the 18-month period following the change in control. Following such terminations, Mr. Ghiglieri will also receive coverage under the Company’s benefit plans for a period equal to the shorter of 12 months or such time as Mr. Ghiglieri secures employment with benefits generally similar to those provided in the Company’s benefit plans.

Termination by the Company for cause or by Mr. Ghiglieri other than for good reason following a change in control. Upon termination for any other reason, Mr. Ghiglieri is not entitled to any payment or benefit other than severance and any other benefits only as are then established under the Company’s written severance and benefit plans.

Termination for death or disability. If the Company terminates Mr. Ghiglieri’s employment as a result of Mr. Ghiglieri’s disability or if Mr. Ghiglieri’s employment terminates upon Mr. Ghiglieri’s death, Mr. Ghiglieri is not entitled to any payment or benefit other than severance amounts paid prior to the date of such termination and severance and any other benefits only as are then established under the Company’s written severance and benefit plans.

Assuming Mr. Ghiglieri’s employment was terminated under each of these circumstances on December 31, 2009, such payments and benefits have an estimated value of:

	Cash Severance	Bonus		Value of Accelerated Equity Awards(2)
Prior to a change in control	—	—		—
Upon a change in control	—	$600,000	(1)	$54,485
Without cause or for good reason following a change in control	$255,053	$119,025		$294,437
Death	—	—		—
Disability	—	—		—
Other	—	—		—

(1)	Represents payments to be received pursuant to the 2006 Acquisition Bonus Plan, as amended in December 2008 in connection with a change of control that would have resulted in net proceeds to the Company’s stockholders of at least $250.0 million.
(2)	The aggregate dollar amount realized upon the acceleration of vesting of an equity award represents the aggregate market price of the shares of Common Stock underlying the equity award on the acceleration date (assumed to be the closing price on December 31, 2009) multiplied by the shares vesting on the acceleration date.

Jeffrey Tobias, M.D.

Dr. Tobias’ employment is at-will. Either the Company or Dr. Tobias may terminate the executive employment agreement at any time. Upon a change in control of the Company, Dr. Tobias will receive acceleration of vesting of each of Dr. Tobias’ restricted stock grants and outstanding options to purchase Common Stock by a number of months equal to the number of months of vesting remaining for such option as of the change in control, minus 18 months; provided, that if such stock options or restricted stock grants have fewer than 18 months of vesting remaining, then such options or restricted stock grants will not be accelerated upon a change in control. Dr. Tobias may be eligible to receive certain severance payments and additional acceleration of vesting of stock options and restricted stock grants held by Dr. Tobias if Dr. Tobias terminates his employment for good reason or the Company terminates Dr. Tobias without cause within the 18-month period following a change in control.

Termination by the Company or termination by Dr. Tobias prior to a change in control. If Dr. Tobias is terminated for any reason, or if Dr. Tobias terminates his employment for any reason, in each case prior to a change in control of the Company, Dr. Tobias will receive no severance.

Termination by the Company (other than for cause) or termination by Dr. Tobias for good reason following a change in control. If Dr. Tobias is terminated for any reason other than cause, or if Dr. Tobias terminates his employment for good reason, in each case within the 18-month period following a change in control of the Company, Dr. Tobias will be entitled to receive nine months of severance pay (less applicable withholding taxes) payable over nine months at a rate equal to his base salary and a lump-sum payment equal to 100% of Dr. Tobias’ target annual bonus as of the date of such termination. In addition, all restrictions, limitations and conditions applicable to outstanding stock options and restricted stock grants will lapse, performance goals will be deemed to be fully achieved and the awards will become fully vested (and in the case of options, exercisable) upon termination of Dr. Tobias’ employment by the Company without cause or by Dr. Tobias for good reason during the 18-month period following the change in control. Following such terminations, Dr. Tobias will also receive coverage under the Company’s benefit plans for a period equal to the shorter of 12 months or such time as Dr. Tobias secures employment with benefits generally similar to those provided in the Company’s benefit plans.

Termination by the Company for cause or by Dr. Tobias other than for good reason following a change in control. Upon termination for any other reason, Dr. Tobias is not entitled to any payment or benefit other than severance and any other benefits only as are then established under the Company’s written severance and benefit plans.

Termination for death or disability. If the Company terminates Dr. Tobias’ employment as a result of Dr. Tobias’ disability or if Dr. Tobias’ employment terminates upon Dr. Tobias’ death, Dr. Tobias is not entitled to any payment or benefit other than severance amounts paid prior to the date of such termination and severance and any other benefits only as are then established under the Company’s written severance and benefit plans.

Assuming Dr. Tobias’ employment was terminated under each of these circumstances on December 31, 2009, such payments and benefits have an estimated value of:

	Cash Severance	Bonus		Value of Accelerated Equity Awards(2)
Prior to a change in control	—	—		—
Upon a change in control	—	$500,000	(1)	$28,327
Without cause or for good reason following a change in control	$269,997	$126,000		$278,701
Death	—	—		—
Disability	—	—		—
Other	—	—		—

(1)	Represents payments to be received pursuant to the 2006 Acquisition Bonus Plan, as amended in December 2008 in connection with a change of control that would have resulted in net proceeds to the Company’s stockholders of at least $250.0 million.
(2)	The aggregate dollar amount realized upon the acceleration of vesting of an equity award represents the aggregate market price of the shares of Common Stock underlying the equity award on the acceleration date (assumed to be the closing price on December 31, 2009) multiplied by the shares vesting on the acceleration date.

Michael E. Markels

Mr. Markels’ employment is at-will. Either the Company or Mr. Markels may terminate the executive employment agreement at any time. Upon a change in control of the Company, Mr. Markels will receive acceleration of vesting of each of Mr. Markels’ restricted stock grants and outstanding options to purchase Common Stock by a number of months equal to the number of months of vesting remaining for such option as of the change in control, minus 18 months; provided, that if such stock options or restricted stock grants have fewer than 18 months of vesting remaining, then such options or restricted stock grants will not be accelerated upon a change in control. Mr. Markels may be eligible to receive certain severance payments and additional acceleration of vesting of stock options and restricted stock grants held by Mr. Markels if Mr. Markels terminates his employment for good reason or the Company terminates Mr. Markels without cause within the 18-month period following a change in control.

Termination by the Company or termination by Mr. Markels prior to a change in control. If Mr. Markels is terminated for any reason, or if Mr. Markels terminates his employment for any reason, in each case prior to a change in control of the Company, Mr. Markels will receive no severance.

Termination by the Company (other than for cause) or termination by Mr. Markels for good reason following a change in control. If Mr. Markels is terminated for any reason other than cause, or if Mr. Markels terminates his employment for good reason, in each case within the 18-month period following a change in control of the Company, Mr. Markels will be entitled to receive nine months of severance pay (less applicable withholding taxes) payable over nine months at a rate equal to his base salary and a lump-sum payment equal to 100% of Mr. Markels’ target annual bonus as of the date of such termination. In addition, all restrictions, limitations and conditions applicable to outstanding stock options and restricted stock grants will lapse, performance goals will be deemed to be fully achieved and the awards will become fully vested (and in the case of options, exercisable) upon termination of Mr. Markels’ employment by the Company without cause or by Mr. Markels for good reason during the 18-month period following the change in control. Following such terminations, Mr. Markels will also receive coverage under the Company’s benefit plans for a period equal to the shorter of 12 months or such time as Mr. Markels secures employment with benefits generally similar to those provided in the Company’s benefit plans.

Termination by the Company for cause or by Mr. Markels other than for good reason following a change in control. Upon termination for any other reason, Mr. Markels is not entitled to any payment or benefit other than severance and any other benefits only as are then established under the Company’s written severance and benefit plans.

Termination for death or disability. If the Company terminates Mr. Markels’ employment as a result of Mr. Markels’ disability or if Mr. Markels’ employment terminates upon Mr. Markels’ death, Mr. Markels is not entitled to any payment or benefit other than severance amounts paid prior to the date of such termination and severance and any other benefits only as are then established under the Company’s written severance and benefit plans.

Assuming Mr. Markels’ employment was terminated under each of these circumstances on December 31, 2009, such payments and benefits have an estimated value of:

	Cash Severance	Bonus		Value of Accelerated Equity Awards(2)
Prior to a change in control	—	—		—
Upon a change in control	—	$125,000	(1)	$30,439
Without cause or for good reason following a change in control	$213,720	$85,488		$203,798
Death	—	—		—
Disability	—	—		—
Other	—	—		—

(1)	Represents payments to be received pursuant to the 2006 Acquisition Bonus Plan, as amended in December 2008 in connection with a change of control that would have resulted in net proceeds to the Company’s stockholders of at least $250.0 million.
(2)	The aggregate dollar amount realized upon the acceleration of vesting of an equity award represents the aggregate market price of the shares of Common Stock underlying the equity award on the acceleration date (assumed to be the closing price on December 31, 2009) multiplied by the shares vesting on the acceleration date.

Susan P. Rinne

Ms. Rinne’s employment is at-will. Either the Company or Ms. Rinne may terminate the executive employment agreement at any time. Ms. Rinne may be eligible to receive certain severance payments and acceleration of vesting of stock options and restricted stock grants held by Ms. Rinne if Ms. Rinne terminates her employment for good reason or the Company terminates Ms. Rinne without cause within the 18-month period following a change in control.

Termination by the Company or termination by Ms. Rinne prior to a change in control. If Ms. Rinne is terminated for any reason, or if Ms. Rinne terminates her employment for any reason, in each case prior to a change in control of the Company, Ms. Rinne will receive no severance.

Termination by the Company (other than for cause) or termination by Ms. Rinne for good reason following a change in control. If Ms. Rinne is terminated for any reason other than cause, or if Ms. Rinne terminates her employment for good reason, in each case within the 18-month period following a change in control of the Company, Ms. Rinne will be entitled to receive six months of severance pay (less applicable withholding taxes) payable over six months at a rate equal to her base salary and a lump-sum payment equal to 50% of Ms. Rinne’s target annual bonus as of the date of such termination. In addition, 50% of Ms. Rinne’s then outstanding options to purchase shares of the Company’s Common Stock shall immediately vest and become exercisable and all of the shares of the Company’s Common Stock then held by Ms. Rinne subject to a Company right of repurchase shall immediately vest and such right of repurchase shall lapse upon termination of Ms. Rinne’s employment by the Company without cause or by Ms. Rinne for good reason during the 18-month period following the change in control. Following such terminations, Ms. Rinne will also receive coverage under the Company’s benefit plans for a period equal to the shorter of 9 months or such time as Ms. Rinne secures employment with benefits generally similar to those provided in the Company’s benefit plans.

Termination by the Company for cause or by Ms. Rinne other than for good reason following a change in control. Upon termination for any other reason, Ms. Rinne is not entitled to any payment or benefit other than severance and any other benefits only as are then established under the Company’s written severance and benefit plans.

Termination for death or disability. If the Company terminates Ms. Rinne’s employment as a result of Ms. Rinne’s disability or if Ms. Rinne’s employment terminates upon Ms. Rinne’s death, Ms. Rinne is not entitled to any payment or benefit other than severance amounts paid prior to the date of such termination and severance and any other benefits only as are then established under the Company’s written severance and benefit plans.

Assuming Ms. Rinne’s employment was terminated under each of these circumstances on December 31, 2009, such payments and benefits have an estimated value of:

	Cash Severance	Bonus		Value of Accelerated Equity Awards(2)
Prior to a change in control	—	—		—
Upon a change in control	—	$125,000	(1)	$16,866
Without cause or for good reason following a change in control	$139,125	$27,825		$257,815
Death	—	—		—
Disability	—	—		—
Other	—	—		—

(1)	Represents payments to be received pursuant to the 2006 Acquisition Bonus Plan, as amended in December 2008 in connection with a change of control that would have resulted in net proceeds to the Company’s stockholders of at least $250.0 million.
(2)	The aggregate dollar amount realized upon the acceleration of vesting of an equity award represents the aggregate market price of the shares of Common Stock underlying the equity award on the acceleration date (assumed to be the closing price on December 31, 2009) multiplied by the shares vesting on the acceleration date.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal 2009, the Company’s executive officers, directors and ten-percent stockholders complied with all applicable filing requirements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K/A:

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROGESX, INC.

By:	/S/ ANTHONY A, DITONNO
Anthony A, DiTonno
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 21, 2011

POWER OF ATTORNEY

	Signature	Title	Date

	/s/ ANTHONY A. DITONNO Anthony A. DiTonno	President, Chief Executive Officer and Director (Principal Executive Officer)	January 21, 2011

	/s/ STEPHEN F. GHIGLIERI Stephen F. Ghiglieri	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Executive)	January 21, 2011

	* Jean-Jacques Bienaimé	Chairman of the Board of Directors	January 21, 2011

	* Neil M. Kurtz	Director	January 21, 2011

	* Robert T. Nelsen	Director	January 21, 2011

	* Brad Goodwin	Director	January 21, 2011

	* John Orwin	Director	January 21, 2011

	Steven Nelson	Director

*By:	/s/ ANTHONY A. DITONNO Anthony A. DiTonno	Attorney-in-Fact	January 21, 2011