Form 10-K
period 2010-12-31
NeurogesX Inc
filed 2011-03-30
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Common Stock, $0.001 par value

Name of exchange on which registered: The Nasdaq Stock Market LLC (NASDAQ Global Market)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

The number of shares outstanding of the Registrant’s common stock on February 28, 2011 was 17,870,440 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Annual Report on Form 10-K.

NEUROGESX, INC.

FORM 10-K

Year Ended December 31, 2010

-i-

PART I

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Litigation Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from those results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•

Our plans with regard to the commercialization of Qutenza® in the United States and the plans of Astellas Pharma Europe Ltd., or Astellas for commercialization of Qutenza pursuant to the terms of the Distribution, Marketing Agreement and License Agreement or the Astellas Agreement;

•	the sufficiency of existing resources to fund our operations beyond December 31, 2011;

•	capital requirements and our needs for additional financing including the potential forms such financing may take;

•	our proposed distribution and sales strategies including our plans for sales, marketing and manufacturing;

•	efforts to expand the scope of indications in which our capsaicin-based product candidates are approved, and the timing of potential clinical trials in connection with such expansion;

•	the scope and size of research and development efforts and programs, including with respect to development of additional product candidates;

•	anticipated development of NGX-1998 and other potential product candidates;

•	the potential benefits of, and markets for, our product candidates;

•	losses, costs, expenses, expenditures and cash flows;

•	potential competitors and competitive products;

•	future payments under lease obligations and equipment financing lines;

•	patents and our and others’ intellectual property; and

•	expected future sources of revenue and capital.

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

Qutenza® and Neurogesx® are registered trademarks in the United States. We have also applied for these trademarks in several other countries. Other service marks, trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.	Business

Overview

We are a biopharmaceutical company focused on developing and commercializing novel pain management therapies. We are assembling a portfolio of pain management products and product candidates based on known chemical entities to develop innovative new therapies that we believe may offer substantial advantages over currently available treatment options. Our initial focus is on the management of chronic peripheral neuropathic pain conditions.

Our first commercial product, Qutenza, became commercially available in the United States and in certain European countries in the first half of 2010. Qutenza is a dermal delivery system designed to topically administer capsaicin to treat certain neuropathic pain conditions and was approved by the U.S, Food and Drug Administration, or FDA in November 2009 for the management of neuropathic pain associated with postherpetic neuralgia, or PHN. Qutenza is the first prescription strength capsaicin product approved in the United States.

In May 2009, Qutenza received a marketing authorization or MA, in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, we entered into the Astellas Agreement, under which we granted Astellas an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa, which we refer to as the Licensed Territory. Qutenza was made available on a country by country basis commencing in April, 2010 and by year end was available in seventeen European countries. Astellas anticipates introducing Qutenza in additional European Union countries, as well as non-European Union countries, within their territory during 2011.

In April 2010, we borrowed $40.0 million from Cowen Healthcare Royalty Partners, L.P., or Cowen Royalty, and we agreed to repay Cowen Royalty up to $106.0 million as the amount due to Cowen Royalty may be reduced in accordance with certain prepayment provisions of the agreement.

The debt, together with accrued interest will be repaid through Cowen Royalty receiving all of the proceeds we receive under the Astellas Agreement until our payment obligations are satisfied in full, after which Cowen will have no ongoing participation in our business.

We plan to submit a supplemental new drug application, or sNDA, in the first half of 2011 in pursuit of a label expansion for Qutenza in the United States. The label expansion would include patients with HIV-associated neuropathy, or HIV-AN, also known as HIV-distal sensory polyneuropathy, or HIV-DSP.

In November 2010, we treated the first patient in a Phase 2 clinical study of NGX-1998, a liquid formulation of high-concentration capsaicin. The Phase 2, adaptive-design, clinical study is being conducted in patients with postherpetic neuralgia, or PHN in two stages. The objective of the study is to select the appropriate pretreatment regimen, if any and the concentration of NGX-1998 for further evaluation in a Phase 3 clinical program. The first stage, which was completed in February 2011, was designed to determine the shortest tolerable topical anesthetic pretreatment regimen. The second stage will evaluate two NGX-1998 dose concentrations using the pretreatment regimens determined during stage 1. Based on the results from the first stage, the second stage of the study is being conducted without the use of a topical anesthetic pretreatment regimen. The Astellas Agreement provides Astellas an option to exclusively license NGX-1998 in the Licensed Territory. If Astellas was to exercise its option, they would partner with us on the Phase III clinical trials and share equally in the cost of the trials.

In addition to Qutenza and NGX-1998, we have a series of compounds which represent an early stage pipeline of potential product candidates consisting of prodrugs of acetaminophen for potential use in acute pain, including traumatic pain, post-surgical pain and fever. These product candidates are in the pre-clinical stage of development and may or may not be the subject of further development in 2011 or beyond. Further, we are currently seeking development partners for our acetaminophen prodrug product candidates.

We hold worldwide commercial rights to all of our products and product candidates, with the exception of rights given to Astellas. We are actively engaged in discussions with potential commercial partners in geographic regions other than the United States and Licensed Territory under the Astellas Agreement.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of novel pain management therapies. Key elements of our strategy for achieving this goal include:

Maximize the value of Qutenza through expansion of our patient base throughout the world. Qutenza became commercially available in the United States, or U.S., in the first half of 2010 through our own, dedicated sales force. Our U.S. sales and marketing efforts in 2010 targeted thought leaders in neuropathic pain as well as pain specialists with a high volume of prescriptions for the treatment of PHN. The goal was to differentiate Qutenza clinically and then to train the healthcare professionals and their staff on how to administer Qutenza and other important elements of the treatment, such as managing a patient’s ability to tolerate a Qutenza treatment. Additionally, we provided support to the healthcare professionals in obtaining reimbursement. We also worked to establish treatment centers in hospitals and large pain practices. We believe we were successful in these initiatives and have started the process of creating an infrastructure to support the treatment of PHN patients.

During 2011, we expect to refine our sales efforts by further focusing our direct sales activities on physicians who practice in larger hospitals and institutional settings as we believe this will result in the most efficient use of our specialty sales force resources. Additionally we intend to evaluate potential co-promotion opportunities to achieve broader awareness of Qutenza particularly in primary care and specialist practices that our own direct sales force cannot currently address. Also in 2011, we plan on introducing new programs to increase patient awareness of Qutenza and affect referral patterns from primary care physicians and other healthcare providers to encourage these providers to refer their PHN patients to established Qutenza treatment centers. We believe that educating patients and their primary care physicians on the benefits of Qutenza and the treatment option of using an established treatment center will increase referrals into those centers. We evaluate our sales forces’ effectiveness in order to allocate resources to territories that require more sales effort and conversely eliminate sales coverage when not needed. We are also evaluating the possibility of co-promoting Qutenza with a marketing partner in the United States in order to broaden the reach across our target markets as well as increase the treatment volume in the established treatment centers.

We believe that patient access to Qutenza in the United States in 2011 may benefit from our successful efforts in obtaining a Qutenza-specific J-code from the Centers for Medicare and Medicaid Services, or CMS, which became effective on January 1, 2011. The issuance of the J-code is expected to improve the efficiency of reimbursement process to healthcare professionals for all customer segments from large hospitals to individual physicians.

In Europe, the Middle East and Africa, we have established a commercial partnership with Astellas. Through this partnership, Qutenza became commercially available in seventeen European countries in 2010 and may become available in additional countries in 2011. We may establish distribution partnerships with pharmaceutical distributors in the Latin American and Asian regions during 2011.

Obtain broader market access through expansion of approved indications. We plan to continue to develop our capsaicin-based products and product candidates to address indications beyond currently labeled indications. We expect such development efforts in the United States in 2011 will focus on Qutenza and NGX-1998 and in the European Economic Area may include development efforts sponsored by Astellas. To date in the United States, we have conducted two Phase 3 studies of Qutenza in HIV-AN, one of which met its primary endpoint. In addition, we have conducted a Phase 2 open-label study of Qutenza in patients with HIV-AN and in one Phase 2 open-label study that included patients with painful diabetic neuropathy, or PDN. We met with the FDA in October 2010 to discuss the potential for filing a sNDA for the management of neuropathic pain in patients with HIV-AN. Based on the outcome of that meeting, we plan to submit a sNDA in the first half of 2011 utilizing the data from the two previously completed Phase 3 studies. We believe treatment of HIV-AN patients is important for many reasons including that there are currently no FDA approved treatments for HIV-AN. If achieved, the label expansion to include HIV-AN would allow us to reach a new group of neuropathic pain patients while leveraging our current United States sales force and their relationships with pain specialists.

NGX-1998, a liquid formulation which uses the same active ingredient as in Qutenza, is also being developed for the treatment of neuropathic pain conditions and may be developed to address indications beyond Qutenza’s currently labeled indications. The target profile for NGX-1998 is to provide safety, efficacy and tolerability that is at least comparable to Qutenza with a significantly shorter application time. In November 2010, we dosed the first patient with NGX-1998 in a Phase 2 clinical study in patients with PHN. This Phase 2, adaptive-design, clinical study is being conducted in two stages. The first stage, which was completed in February 2011, was designed to determine the shortest tolerable anesthetic pretreatment regimen. The results of the first stage found that NGX-1998 could be tolerated without the use of a topical anesthetic as a pretreatment regimen. The second stage will evaluate two NGX-1998 dose concentrations using the pretreatment regimens determined during stage 1. Final results from this study are expected to be available in the first half of 2012.

In Europe, follow-up measures required the conduct of an additional safety study in the labeled indication (peripheral neuropathic pain in non-diabetic adults) and an efficacy and safety study in patients with PDN. In addition to a long-term safety study in the labeled indication, Astellas currently plans to commence enrollment in two studies in the PDN patient population (efficacy and long-term safety) later this year. These studies may allow label expansion to include diabetic neuropathy patients in Europe. Under the Astellas Agreement, Astellas will conduct and pay for development work required in support of regulatory requirements in the Licensed Territory, including EMEA post market commitments. Currently, we are evaluating whether, in addition to the studies being performed by Astellas, additional studies will be required to obtain a possible label expansion in the United States in PDN.

Expand our product portfolio. Our model is to develop innovative therapies based on known chemical entities, balancing market opportunity with a favorable clinical and regulatory pathway. We have begun to expand our product candidate pipeline through the pre-clinical evaluation of our acetaminophen prodrug candidates. Further, we may expand our product candidate pipeline through in-license or acquisition of product candidates. The expansion of our product candidate pipeline is important to our continued success. As we commercialize Qutenza with our own sales force, we believe an opportunity may exist to leverage that commercial presence through in-license or co-promotion of additional commercial products. Leveraging our sales force is a long term strategic objective.

Qutenza

Qutenza is a non-narcotic analgesic formulated in a localized treatment patch containing an 8% concentration of synthetic capsaicin. Capsaicin is released from the patch and, with the aid of penetration enhancers, penetrates into the skin during application without significant absorption of capsaicin into the bloodstream. Accordingly, we believe that users of Qutenza are unlikely to experience the common central nervous system side effects of systemically administered drugs used to treat neuropathic pain such as anti-convulsants, anti-depressants and opioids and the potential for abuse and addiction associated with some of these drugs. FDA labeling in the United States requires Qutenza to be administered by a physician or by a health care professional under the direct supervision of a physician in a non-invasive process that involves pre-treating the painful area with a topical anesthetic, followed by the application of Qutenza. Patches are cut to conform to the area to be treated. After the specified application period (60 minutes for PHN), the patch is removed and residual capsaicin is removed from the skin with a proprietary cleansing gel. Qutenza has been shown to provide a clinically meaningful reduction in peripheral neuropathic pain for up to 12 weeks in certain of our clinical studies. As noted on its label, the most common adverse reactions to Qutenza were application site redness, pain, itching and papules. The majority of these reactions were transient and self limited. Serious adverse reactions included application site pain and increased blood pressure. Application associated pain can be treated with local cooling either alone or in conjunction with appropriate analgesic medication such as opioids. Blood pressure increases during or shortly after Qutenza treatment were on average less than 10 mm Hg, although some patients had greater increases and these changes lasted for approximately 2 hours after patch removal.

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

According to the Centers for Disease Control, or CDC, there are approximately 1.0 million cases of shingles in the United States each year, and approximately one in five shingles sufferers go on to develop PHN. The likelihood of developing PHN from shingles increases with age, with approximately 25% of people over 55, 50% of people over 60, and 75% of people over 70 estimated to eventually develop PHN after contracting shingles. Estimates of the number of people suffering from PHN in the United States range from under 200,000 to 500,000. We have been granted an orphan designation for capsaicin for the management of neuropathic pain in patients with postherpetic neuralgia by the FDA’s Office of Orphan Products Development.

Capsaicin-Induced Effects on Peripheral Neuropathic Pain

Peripheral neuropathic pain results from injured or diseased nerve endings that can send aberrant pain signals to the brain in the absence of harmful stimuli, inappropriately causing the sensation of pain. We believe capsaicin can reduce the ability of these nerve fibers to initiate pain signals for a sustained period of time. Capsaicin is a naturally occurring substance that is responsible for making chili peppers pungent.

Products containing low concentrations of capsaicin, including creams, lotions and patches, have long been sold over-the-counter for the treatment of minor arthritis, back and muscle pain, as well as for other conditions. Low-concentration capsaicin topical products have not been a viable treatment for chronic peripheral neuropathic pain conditions due in part to poor patient compliance resulting from the treatment of already painful skin with a compound that causes burning sensations, as well as the inconvenience of multiple daily applications. We believe that high-concentration capsaicin cream also does not appear to constitute a viable therapy because application causes significant patient discomfort, creams can allow the capsaicin to disperse beyond the treatment area, and existing creams have not been optimally formulated to allow capsaicin to penetrate the skin. To address the intrinsic limitations of existing, over the counter capsaicin therapies, we have developed Qutenza and are developing NGX-1998, utilizing prescription-strength capsaicin.

Existing Treatments and their Limitations

While there are a number of products currently available for the management of neuropathic pain in general and PHN specifically, we believe that the market is still underserved due to the limitations of current therapies. The primary limitations of current therapies relate to their modest efficacy, unwanted systemic side effects, cumbersome treatment regimens, potential for abuse and drug-drug interaction.

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

Commercialization of Qutenza

United States

We launched Qutenza in the United States in April 2010 with a focused approach towards building an infrastructure to support long term success of the product. This approach consisted of contacting and training thought leaders in neuropathic pain, establishing treatment centers in hospitals and pain clinics, getting Qutenza on formulary at key hospitals in major metropolitan areas and establishing an efficient reimbursement process.

When we launched Qutenza in the United States, our own sales force was comprised of approximately 40 sales representatives and sales management personnel in three regions. Our sales organization is expected to continue to focus on hospital and large institution based thought leaders in neuropathic pain and pain specialists with a significant practice in treating PHN patients. During 2010, we targeted and met with approximately 7,000 healthcare professionals who specialize in treating pain. These include pain specialists, neurologists, anesthesiologists, and specialists in physical medicine and rehabilitation, among others. During 2011, we expect to expand our efforts to a broader array of healthcare professionals who treat PHN patients, to PHN patients and to primary care physicians. To support this effort, we recently improved the efficiency and oversight of the sales organization by adding two sales managers, redistributed the account managers from three territories to five and thus improved the ratio of management to account managers. We plan to continue to evaluate our sales force and may change the size or the assigned territories of the sales force as we refine our focus in 2011. Our field sales force is aided by a commercial team consisting of reimbursement and commercial payer specialists in addition to non-field based support personnel.

We believe that timely and informative training of healthcare professionals and their office personnel in the effective and efficient use of Qutenza is a critical success factor for the commercialization of Qutenza in the United States. To promote physician knowledge in both the techniques to apply the Qutenza patch and in helping patients to tolerate the potential discomfort associated with a Qutenza application, we have developed a training program that we believe is best communicated through in-person training sessions performed by our sales force. In addition, training materials are available through a number of alternative venues including video, compact disc and web site access. We believe that this approach may have limited sales of Qutenza in 2010 as it is very labor intensive; however, we believe it will promote the long-term commercial success of Qutenza.

In addition, we focused on pain centers, clinics and hospital outpatient facilities that we believe have the physical space available to accommodate the Qutenza treatment. We have created a web site with a “find a doctor” function to direct interested patients or referring physicians to healthcare professionals trained to administer Qutenza. As of December 31, 2010, there were over 250 medical professionals registered on the “find a doctor” web site. During 2011 we plan to increase patient volume into the established facilities by marketing the benefits of Qutenza directly to patients and primary care physicians.

Reimbursement

During 2010, we met our goal of securing reimbursement under Medicare Part B for Qutenza and the related application procedure. Within the first month of commercial availability, Qutenza was confirmed under Medicare Part B and we received a temporary C-code for use beginning in July 2010. In November 2010, CMS granted a unique, Level II Health Care Common Procedural Coding System, or J-code, for Qutenza which became effective on January 1, 2011. The issuance of the J-code is expected to improve the efficiency of reimbursement process to healthcare professionals for all customer segments from large hospitals to individual physicians.

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

The Qutenza patch is manufactured exclusively by LTS Lohmann Therapie-Systeme AG, or LTS, in Germany. LTS manufactures the patch using a proprietary process which includes combining the active ingredient with adhesives and penetration enhancers and applying that mixture to a backing to create a dermal delivery system. Our commercial supply and license agreement with LTS establishes standard commercial terms on which product will be supplied, as well as continuing the licenses initially granted in our clinical supply agreement. The term of the commercial supply and license agreement extends until January 2020 and automatically renews for additional two year terms, unless terminated by either party with two years prior written notice. LTS has an alternative manufacturing site in the United States which is not currently an approved site for the manufacture of Qutenza. We may decide in the future to seek approval for that site as an alternative source of supply of Qutenza.

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

Distribution

We distribute Qutenza through a network of specialty distributors and specialty pharmacies. Healthcare professionals access Qutenza primarily through one of two distribution models. In one model, the physician practice will take ownership of Qutenza, after having acquired it through a specialty distributor. Under this model, known as “buy and bill”, the physician is able to bill payers (or patients) for Qutenza, as well as for their professional services related to its administration. In the second model, known as “assignment of benefit”, the physician would order the product for a specific patient. A contracted specialty pharmacy would dispense Qutenza for that patient, bill the patient’s health plan for Qutenza, and ship it to the treating physician for administration. The treating physician would administer Qutenza and bill the patient’s health plan for his or her professional services related to its administration. This model is also known as the “drop ship” model.

Our distribution strategy does not include making Qutenza available in retail pharmacies, as is usually the case for self-administered products. As a result, we expect that product shipments will generally be limited and that our specialty distributors and specialty pharmacies will stock relatively small quantities of Qutenza. In December 2009, we signed a three year agreement with Integrated Commercialization Solutions, Inc., or ICS, to outsource our finished goods warehousing, distribution, and customer service activities related to Qutenza. Our finished goods are held by ICS in their warehouse and ICS ships from that location to our specialty distributors and specialty pharmacies based on orders received.

Territories outside of the United States.

Astellas License Agreement and Supply Agreement

In June 2009, we entered into the Astellas Agreement, under which Astellas was granted an exclusive license to promote, distribute and market Qutenza in the Licensed Territory. Qutenza was made available on a country by country basis commencing in April, 2010 and by year end was available in seventeen European countries. Astellas anticipates introducing Qutenza in additional European Union countries, as well as non-European Union countries, within their territory during 2011. The Astellas Agreement provides for Astellas to be responsible for seeking regulatory approvals in the remainder of the Licensed Territory. Astellas has indicated that it expects to seek approval in additional countries during 2011.

The Astellas Agreement provided for an upfront payment for past development and the commercialization rights granted to Astellas, of 30.0 million Euro, or $41.8 million. In addition, the Astellas Agreement provided for an upfront payment of 5.0 million Euro, or $7.0 million, for future development expenses and an option to license NGX-1998. Other elements of the Astellas Agreement include future milestone payments of up to 65.0 million Euro if certain predefined sales thresholds of the products licensed under the agreement are met and royalty payments, as a percentage of net sales of products under the agreement, with royalty rates starting in the high teens and escalating into the mid twenties as revenues increase. These royalty payments are subject to a reduction upon entry of generic competition in the Licensed Territory. The Astellas Agreement requires us to participate on a joint steering committee with Astellas to oversee the development and commercialization activities related to Qutenza and NGX-1998 during the term of the agreement, but not to exceed ten years. On the seventh anniversary of the Astellas Agreement, we have the unilateral right to opt-out of participation on the joint steering committee. Additionally, the agreement provides for Astellas’ commitment to perform certain studies to support the marketing and promotion of Qutenza in the Licensed Territory, and Astellas is responsible for conducting certain post European Commission approval marketing commitments, including a safety study in on-label indications.

The terms of the Astellas Agreement also provide for the development and potential commercial marketing and distribution of NGX-1998. Astellas’ development work with, and the right to distribute and market NGX-1998 in the Licensed Territory, are tied to affirmative opt-in provisions of the Astellas Agreement. Such provisions allow for Astellas to carry out its election by making (in addition to the initial upfront payment of 5.0 million Euro received by us as described above) two additional NGX-1998 option payments totaling 5.0 million Euro, each made at the election of Astellas after receipt from us of certain clinical development deliverables relating to the development of NGX-1998. If Astellas exercises such option by making all such payments, the Astellas Agreement provides that post-election development expenses for NGX-1998 will be shared equally by us and Astellas, and Astellas shall have the exclusive right to commercialize NGX-1998 in the Licensed Territory. If Astellas does not exercise its option to commercialize NGX-1998, the Astellas Agreement terms preclude us from marketing NGX-1998 in the Licensed Territory for a period of time. The Astellas Agreement will remain effective on a country-by-country and product-by-product basis until the later of ten years after the first commercial sale, expiration or abandonment of the last valid patent claim or expiration of all applicable periods of regulatory data exclusivity. The Astellas Agreement may be terminated in the event of material breach or insolvency by either party, and Astellas may terminate the agreement for any reason without penalty, consequence or compensation on a country-by-country and product-by-product basis upon written notice to us.

Pursuant to a Supply Agreement that we entered into with Astellas in connection with our entry into the Astellas Agreement, we have agreed to provide Astellas with a sufficient supply of components of Qutenza to support its commercialization efforts, subject to certain limitations, until it can establish a direct supply relationship with product manufacturers. The Supply Agreement requires us to provide Qutenza to Astellas at a contractually agreed upon cost for materials and our related labor and overhead. We anticipate that Astellas may establish direct supply relationships with one or more of the three principal manufacturers of components of Qutenza and that the Supply Agreement will be terminated with respect to any manufacturer for which a direct supply relationship has been established. The three principal manufacturers identified in the Supply Agreement are LTS, Formosa, and Contract Pharmaceuticals.

In April 2010, we borrowed $40.0 million from Cowen Royalty. Such debt is secured by and will be repaid from future royalty, milestone, option and other payments from Astellas. Under the arrangement, we are obligated to pay Cowen Royalty all royalty, milestone, option and other payments until we have paid them $90.0 million. Additionally, we are obligated to pay Cowen Royalty five percent of amounts we receive from Astellas for royalty, milestone, option and other payments between $90.0 million and $106.0 million. These amounts due to Cowen Royalty may be reduced in accordance with certain prepayment provisions of the agreement.

Rest of World

Qutenza is not currently approved in countries other than the United States and the European Economic Area and certain additional countries in the Licensed Territory. We retain rights to all markets other than the Licensed Territory and we are currently working to identify potential commercialization partners in other world markets.

Competition

We expect that Qutenza will compete against, and may be used in combination with, well-established products currently used both on and off-label in our target indications. The most directly competitive currently marketed products in the United States are Lidoderm, an FDA-approved 5% lidocaine topical patch for the treatment of PHN marketed by Endo Pharmaceuticals, and Lyrica, an oral anti-convulsant, marketed by Pfizer for use in the treatment of PHN. In January 2011, Depomed Inc. received FDA approval for Gralise, a formulation of gabapentin that is a once daily tablet for the treatment of PHN. In addition to these branded drugs, the FDA has approved gabapentin (Neurontin) for use in the treatment of PHN. Pfizer has also received FDA approval of Lyrica for the treatment of PDN, fibromyalgia and epilepsy indications. The FDA has approved Cymbalta from Eli Lilly & Co, or Eli Lilly, for use in the treatment of PDN, general anxiety disorder and depression; however we believe Cymbalta is used in PHN patients.

In addition to existing approved therapies for PHN, there are many other companies working to develop new drugs and other therapies to treat pain in general and neuropathic pain in particular, including Eli Lilly, Pfizer, UCB Pharma SA, GlaxSmithKline plc, Merz, GW Pharmaceuticals, Novartis AG, Novo Nordisk A/S, Dainippon Pharmaceutical Co Ltd., AVANIR Pharmaceuticals, Xenoport, EpiCept, Newron Pharmaceuticals SpA, WEX Pharmaceuticals, Arcion Therapeutics Inc., Endo Pharmaceuticals, AstraZeneca plc, Bristol-Myers Squibb Co., Bio3 Research Srl, Relevare Pharmaceuticals Ltd., and Ortho-McNeil-Janssen Pharmaceuticals. Many of the compounds in development by such companies are already marketed for other indications, such as anti-depressants, anti-convulsants or opioids. In addition, physicians employ other interventional procedures, such as nerve stimulation or nerve blocks, to treat patients with difficult to treat neuropathic pain conditions. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, such as vaccines including Zostavax, occur in the biopharmaceutical industry at a rapid pace. Any of these developments may render our products or product candidates obsolete or noncompetitive.

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

Qutenza in other Neuropathic Pain Indications

In addition to PHN, we have studied Qutenza in two other neuropathic pain indications—HIV-AN and PDN as set forth in the following table. Although Qutenza is approved in the European Union for neuropathic pain in non-diabetic adults, in the United States, additional studies beyond those listed in the below table may be required to gain approval in other neuropathic pain indications.

Indication	Development Activity	Trial Number	Number of Participants	Status
HIV-AN	Phase 3	C119	494	Completed; primary endpoint not met
	Phase 3	C107	307	Completed; primary endpoint met (p = 0.0026)
	Open-label safety study	C118	106*	Completed
	Phase 2	C109	12	Completed

PDN, PHN, HIV-AN	Open-label tolerability study	C111	117**	Completed

*	C118 evaluated the safety of applications of Qutenza over a 12 month period. Of the 106 patients enrolled, 52 patients had HIV-AN and 54 patients had PHN.
**	C111 evaluated the effect of topical anesthetic alternatives on tolerability of Qutenza and included 91 PDN patients, 25 PHN patients and 1 HIV-AN patient.

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

General Objectives. The primary objective, or endpoint, of each of our Phase 3 clinical trials has been to assess the percent change in “average pain” from baseline to weeks 2-8, in the case of PHN, or to weeks 2-12, in the case of HIV-AN. If the primary endpoint is not met, the trial is generally considered to have been unsuccessful. Determining if the primary endpoint has been achieved is based on statistical analysis that has been defined in the protocol, the measurement of which is known as the “p value.” A successful trial is generally based on meeting a p value of less than 0.05, which means that there is a greater than 95% likelihood that the drug was responsible for the difference in effect observed between the treated patients and those receiving a placebo (or in our case, a control patch). The primary method of assessing baseline pain and pain over the course of the study is a Numeric Pain Rating Scale, or NPRS. Eligible subjects had moderate to severe neuropathic pain with a baseline average NPRS score, as measured over a period of one to two weeks prior to treatment, typically of 3 to 9 (with 0 = no pain and 10 = worst possible pain). Secondary efficacy measures included methods of assessing pain other than with NPRS, such as the Patient and Clinical Global Impression of Change, Gracely Pain Scale, Short-Form McGill Pain Questionnaire, and Brief Pain Inventory, as well as the proportion of “responders,” which are defined as patients who experience a certain minimal threshold of pain relief such as, the percentage of patients who achieve at least a 30% reduction in pain as measured by the NPRS. Each of our studies also assessed safety and tolerability.

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

Clinical Trial Results

Painful HIV-Associated Neuropathy

We have conducted two controlled studies, an open-label extension study and an open-label long-term safety study evaluating the effect of Qutenza in subjects with HIV-AN. Overall, 632 subjects have received Qutenza in these studies with over 1,000 Qutenza treatments being administered. We met with the FDA in October 2010 to discuss our desire to expand Qutenza’s label to include patients with HIV-AN. Based on the outcome of that meeting, we plan to file a sNDA in the first half of 2011 utilizing the data from the two previously completed studies. We were granted fast track designation of Qutenza for treatment of HIV-AN in July 2004. Following the filing of the sNDA, the FDA will make a final determination if we will receive a priority review. There are currently no FDA approved drugs for the treatment of this disease. Based upon our communications with the FDA, we believe we are likely to receive a priority review and that the sNDA will likely be presented to an Advisory Committee during the review cycle, however, there can be no assurance that such priority review will be granted or that such presentation will occur.

Background on HIV-AN. HIV-AN is caused primarily by three factors: direct activation of cells known as sensory neurons by the HIV virus, the immune system’s fight against the infection and certain drugs administered to treat HIV. Painful HIV-AN is characterized by significant pain in the feet and hands.

Potential Market. According to Frost & Sullivan, neuropathic pain is a common neurological complication of antiretroviral treatments of HIV and affects approximately 15% of the HIV-infected community. In July 2010, CDC estimated that there are more than one million people living with HIV in the United States. There are currently no specific treatments approved in the United States or Europe for HIV-AN. Estimates as to the number of people currently with HIV-AN in the United States vary from under 200,000 to nearly 300,000. The Mattson Jack Group estimated in 2007 that there were approximately 270,000 and 136,000 people with HIV-AN in the United States and in the United Kingdom, France, Germany, Italy and Spain, combined, respectively.

Clinical Trial Results

C119 Phase 3 Clinical Trial. In February 2008, we completed a randomized, double-blind, controlled trial performed at 77 sites in the United States, Canada, Australia and the United Kingdom. Inclusion criteria included pain due to HIV-AN or neurotoxic antiretroviral drug exposure for at least two months and average NPRS scores during the screening period of three to nine, inclusive. The primary objective of this study was to assess efficacy, safety, and tolerability of two doses of Qutenza, 30- and 60-minute applications, over the 12-week study period. The primary efficacy assessment was the change in “average pain” from baseline in weeks 2-12. We enrolled 494 subjects and randomly assigned them to receive either a 30-minute or 60-minute application of Qutenza or control patches according to a 2:1 allocation scheme for each dose.

Study C119 did not meet its primary endpoint. Overall there was a 29.5% reduction in pain in the Qutenza treatment group, a result that was consistent with what we have observed in other Qutenza studies. The control group reported a 24.5% reduction in pain from baseline, a control group response greater than we observed in our prior HIV-AN Phase 3 study. The p-value for this comparison was p=0.1. For the individual dose groups, the 30-minute Qutenza group achieved a 26.2% reduction in pain from baseline compared to the 30-minute control group, which reported a 19.1% reduction in pain. The p-value for this comparison was p=0.1. The 60-minute dose group reported a 32.8% reduction in pain from baseline, however, the 60-minute control group reported a 30.0% reduction in pain (p=0.5).

C107 Phase 3 Clinical Trial. In 2005, we completed a randomized, double-blind, controlled, dose finding study of Qutenza for the treatment of HIV-AN performed at 32 sites in the United States. The primary objective of this study was to assess efficacy, safety, and tolerability of Qutenza. Efficacy was measured in terms of change in “average pain” from baseline to weeks 2-12. The study consisted of a 12-week randomized, double-blind, controlled phase and a 40-week open-label extension. Three different dose levels (30-, 60- and 90-minute applications) were evaluated together, and then each dose level was evaluated individually. The study also provided information about the efficacy, safety, and tolerability of repeated treatment with Qutenza over one year. A total of 307 subjects were enrolled at 32 clinical sites in the United States, divided approximately equally among the 30-, 60- and 90-minute dose levels, with three patients treated with Qutenza for every one subject treated with the control.

The results of the study demonstrated that in the aggregate, across all active treatment groups, Qutenza significantly reduced pain in subjects with HIV-AN compared to the control group. Subjects treated with Qutenza demonstrated a mean reduction in pain score from baseline of 22.8% that was statistically greater than the 10.7% decrease in the control group (p = 0.0026).

Among the individual dose groups, the 90-minute Qutenza group demonstrated a mean reduction in pain of 24.7% that was significantly greater than the decrease of 10.7% reported by the control group (p = 0.005). The 60-minute Qutenza group also demonstrated a greater reduction in pain scores of 15.8%, but the difference from control was not statistically significant. The 30-minute Qutenza group had a mean percent decrease from baseline of 27.7%, which was similar to the pain reduction reported for the 90-minute Qutenza group (p=0.0007). The effect of treatment was maintained for up to 12 weeks, with the Qutenza group demonstrating significantly greater pain reduction compared to the control group during the second week and at each subsequent week through week 12. Among several secondary measures of pain relief, all three doses showed meaningful improvement compared to control. This study demonstrated that treatment with Qutenza was generally well tolerated. A single Qutenza treatment provided a stable reduction in pain over a 12-week period. Although the pre-specified statistical testing of the primary analysis stopped after the 60-minute dose was found not to have reached statistical significance, the data from all the active dosing groups, including evaluation of secondary endpoints, support the conclusion that all the Qutenza doses tested (30-, 60-, and 90-minute) provided pain relief in subjects with HIV-AN. Repeated treatments for up to one year in an open-label extension study appeared to have been equally efficacious, generally well tolerated and without cumulative toxicity.

C118 Phase 2 Clinical Trial—Safety. This study was a multicenter, open-label trial of Qutenza for the treatment of peripheral neuropathic pain in patients with HIV-AN or PHN. The primary objective of this study was to assess the safety of up to four repeated applications of Qutenza for the treatment of HIV-AN and PHN. The study enrolled a total of 106 patients (52 HIV-AN and 54 PHN). Qutenza treatments were generally well tolerated with greater than 98% of subjects completing the prescribed duration of treatment. We believe the study demonstrated that Qutenza was not associated with increasing toxicity following multiple treatment cycles. Further, clinical assessments suggested no impairment of protective nerve function (such as the ability to feel touch or heat) over the one year study period.

Prior Clinical Experience. In 2003, we completed C109, an open-label pilot study of prescription strength capsaicin patches in the treatment of HIV-AN. The primary objective of this study was to obtain preliminary information on the efficacy, safety, and tolerability of Qutenza in subjects with HIV-AN. This Phase 2, multicenter, open-label trial enrolled 12 subjects at three clinical sites in the United States. Subjects received a single 60-minute treatment with Qutenza and were followed for 12 weeks. This study demonstrated that treatment with Qutenza was feasible and was generally well-tolerated. The study also provided preliminary evidence of efficacy indicating that Qutenza could reduce pain associated with HIV-AN for 12 weeks after treatment.

Painful Diabetic Neuropathy

Background on PDN. PDN is caused by injury to the sensory nerves, which arises from the toxic effects of glucose, some glucose metabolites and damage to blood vessels associated with nerves. The condition causes progressive pain or loss of feeling in the toes, feet, legs, hands and arms. Like HIV-AN, PDN is typically first felt as pain in the feet and hands. To fulfill a condition of approval of the MAA, Astellas has submitted and received approval from the Committee for Medicinal Products for Human Use, or CHMP of the European Medicines Agency, or EMA to conduct two protocols evaluating Qutenza in patients with PDN. One protocol is a long-term safety study and the other is a controlled efficacy study. These studies are planned to run concurrently beginning in 2011 with the safety study to be conducted in the European Union and the efficacy study to be conducted in North America. We plan to assess to what extent we will be able to use, if at all, the data from these studies to meet the requirements for a US regulatory submission.

Potential Market. The CDC currently estimates that 25.8 million people in the United States have diabetes, of which it is estimated by Jain PharmaBiotech 2008, or Jain, that 6.0 million suffered from some form of neuropathy. The number of PDN sufferers in the United States is currently estimated by Jain to be 3.0 million. According to The Mattson Jack Group, there are approximately 2.85 million people with PDN in the United Kingdom, France, Germany, Italy and Spain, combined.

Clinical Trial Results

Phase 2a Clinical Trial Description. In 2004, we completed C111, a randomized, open-label multicenter evaluation of the tolerability of treatment with Qutenza in conjunction with pre-patch topical application of one of three lidocaine 4%-based local anesthetic products. The study enrolled 25 subjects with PHN, 91 subjects with PDN and 1 subject with HIV-AN. Tolerability of the procedure was similar among all topical anesthetics tested. Preliminary efficacy data were obtained for the PHN group and the PDN group. PHN subjects experienced a 27.7% reduction in pain over weeks 2 through 12; pain was reduced by 31.4% in PDN subjects. This data suggests that PDN may respond similarly to treatment with Qutenza.

Our Other Product Development Programs

Our current product development programs are focused on candidates in the field of pain with a primary focus on peripheral neuropathic pain. We retain worldwide rights to these product candidates with the exception of NGX-1998 for which we have granted Astellas an option to license in the Licensed Territory. Our portfolio consists of the following product candidates:

Product Candidate	Indication	Phase of Development
NGX-1998	Peripheral neuropathic pain	IND filed in June 2008. Three Phase 1 studies completed. Phase 2 commenced in November 2010

Acetaminophen Prodrugs	Traumatic pain, post-surgical pain and fever	Preclinical development—seeking outlicense partner

NGX-1998—Liquid High-Concentration Topical Capsaicin

We are developing a liquid formulation of the same active ingredient in Qutenza for the treatment of peripheral neuropathic pain, as well as potentially for other chronic pain syndromes. NGX-1998 is intended to provide:

•

Rapid Delivery: Deliver capsaicin more rapidly into the skin than Qutenza without significant amounts of capsaicin entering the bloodstream, thereby potentially shortening the treatment without impacting the safety or efficacy profile. By reducing treatment time, a larger base of healthcare professionals may be willing to administer NGX-1998.

•

Improved Comfort: Reduce treatment-related discomfort. We believe that the rapid delivery of capsaicin may reduce the need for pre-treatment with a local anesthetic, as the extremely rapid skin delivery of capsaicin could quickly inhibit the activity of nerve fibers.

•

Expanded Indications: The liquid formulation can be applied to many places on the body that pose a challenge for a patch formulation, expanding the potential indications to include such pain syndromes as arthritis and vulvodynia.

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

In November 2010, we treated the first patient in a Phase 2 clinical study of NGX-1998. The Phase 2, adaptive-design, clinical study is being conducted in patients with postherpetic neuralgia, or PHN in two stages. The objective is to select the appropriate pretreatment and concentration of NGX-1998 for further evaluation in a Phase 3 clinical program. The first stage, which was completed in February 2011, was designed to determine the shortest tolerable topical anesthetic pretreatment regimen. The second stage will evaluate two NGX-1998 dose concentrations using the pretreatment regimens determined during stage 1. Based on the results from that stage the second stage of the study is being conducted without the use of a topical anesthetic pretreatment regimen. Final results from this study are expected to be announced in the first half of 2012. The Astellas Agreement provides Astellas an option to exclusively license NGX-1998 in the Licensed Territory. If Astellas exercises this option, it is obligated to partner with us on the Phase 3 clinical trials and share equally in the cost of the trials.

Acetaminophen Prodrugs—Preclinical Program

Acetaminophen, first approved by the FDA for marketing in the United States in 1955, is the most widely used drug for pain relief and the reduction of fever in the United States and is currently available in numerous pharmaceutical products. Acetaminophen is often perceived to be safer than other non-steroidal anti-inflammatory drugs, or NSAIDs. Acetaminophen in intravenous formulations has been available in the European Union since 2002, marketed by Bristol-Myers Squib under the trade name Perfalgan®. The same formulation was launched in January 2011 in the US by Cadence Pharmaceuticals under the trade name OFIRMEV®. These parenteral formulations require a 15-minute, 100 mL infusion, as these formulations provide only 10 mg of acetaminophen per mL due to acetaminophen’s modest water solubility. Despite this inconvenient dosing requirement, Perfalgan has become the market-leading injectable analgesic in the European Union. Although no U.S. sales figures are yet available, as of March 2011, OFIRMEV has been accepted on the formularies of 203 U.S. hospitals.

Two major limitations exist regarding full utilization of acetaminophen as an injectable pain medicine. First, is the requirement of an intravenous drip bag and a 15-minute infusion. Second, is acetaminophen-induced liver toxicity, which is the most common cause of acute liver failure in the United States. In 2009, the FDA convened an Advisory Committee Meeting to address the public health problem of liver injury related to the use of acetaminophen, with the result that liver hepatotoxicity warnings on acetaminophen-containing products were expanded and restrictions were placed on the amount of acetaminophen in prescription pain medicines.

We believe that we have the potential to overcome these two limitations to expanded utilization of parenteral acetaminophen through the discovery of novel prodrugs To address the modest water solubility of acetaminophen, we have designed prodrugs with greatly improved water solubility (up to 30 times more water soluble). To address the potential for liver damage, we have developed prodrugs which couple acetaminophen to molecules known to prevent acetaminophen induced-liver toxicity. We have evaluated several of these prodrugs in preclinical studies, including in animal models. One such study in mice indicated that certain dose levels of one prodrug produced less liver-toxicity than equivalent doses of acetaminophen, with parallel pharmacokinetic data showing equivalent acetaminophen blood levels between prodrug- and acetaminophen- treated mice.

Opioid Analgesic Prodrug Preclinical Program

Opioid analgesics, a mainstay of pain management, are used to manage pain associated with a wide variety of acute and chronic conditions, but are known to have acute adverse side effects. We have designed and synthesized prodrugs of a number of commonly prescribed opioid analgesics that we believe could have lower acute adverse effects. We are evaluating our strategy for the development of the opioid prodrugs but do not expect significant development activities in 2011.

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

The commercial success of Qutenza depends, in part, on a device patent granted in the United States, and corresponding patents granted in certain European Union countries, Canada and Hong Kong. The device patent covers the use of a prescription-strength capsaicin dermal delivery system for the treatment of neuropathic pain. The United States device patent expires in December 2017 (although we have applied for patent term restoration due to certain regulatory delay in the application process, which, if granted would extend the expiration date), with the corresponding patents outside the United States expiring at approximately the same time. We exclusively license these patents on a worldwide basis from the University of California. We do not currently own, and do not have rights under this license agreement, to any issued patents that cover Qutenza other than in the United States, certain European Union countries, Canada and Hong Kong.

In addition, we licensed a method patent granted in the United States from the University of California concerning the use of prescription strength capsaicin delivery for the treatment of neuropathic pain. This patent expires in November 2016. Although our rights under the license agreement are worldwide, there are no corresponding granted patents or patent applications relating to this patent outside the United States. Two of the three inventors named in the method patent did not assign their patent rights to the University of California. These non-assigning inventors have made various claims related to inventorship and other matters. In late 2010, we entered into negotiations with these non-assigning inventors to settle any and all claims and to have them assign their rights related to the method patent and any other related patent rights that may exist at the time we enter into a final binding settlement agreement. We anticipate that any settlement will include us making cash payments and us issuing stock or stock options to them. We estimate the current cash and estimated fair value of the stock or stock options to be issued to approximate $1.0 million. We further anticipate that approximately 50% of the cash settlement amount will be recovered over time, through a reduction in amounts due to the University of California under our license agreement with them. Our estimate of the value of the potential settlement has been recorded within selling general and administrative expense for the year ended December 31, 2010.

Under the terms of our license agreement with the University of California, we are required to pay royalties on net sales of the licensed product up to a maximum of $1.0 million per annum as well as a percentage of upfront and milestone payments resulting from the sublicense of our rights under the agreement. As a result of the Astellas Agreement, in February 2010 we paid a sublicense fee totaling $1.2 million to the University of California. In addition, we were also required to make three annual cash payments in an aggregate amount of $12,000. The last of these payments was made in February 2010. Such agreement terminates on a country by country basis as to products covered by it on the date that such products are not covered by a claim of either an unexpired patent or a patent application that has been outstanding less than 10 years from its filing date.

We currently license the rights from LTS to three pending U.S. patent applications, patents granted in certain European Union countries and pending patent applications in certain European Union countries, Canada and more than ten other foreign countries, each filed and prosecuted by LTS. These patents and patent applications contain claims covering the composition and manufacture of microreservoir patch, which includes the type of patch used in Qutenza. We license the rights to these patents and patent applications on a worldwide basis under a January 2007 exclusive commercial supply and license agreement with LTS, which is subject to certain purchase and other obligations. The first of the issued patents licensed under the commercial supply and license agreement expires in June 2020, with the last expiration date among such patents being September 2025. During 2009, as a result of achieving marketing approval for Qutenza, we made a onetime milestone payment to LTS of approximately $0.1 million. The term of the commercial supply and license agreement extends until January 2020 and automatically renews for additional two year terms, unless terminated by either party with two years prior written notice.

We have also filed several patent applications in the United States, European Union, and certain other countries relating to kits, methods and formulations to remove residual capsaicin left on the skin after a topical application of capsaicin, as well as a number of patent applications which deal with differing formulations and delivery models of capsaicin at varying concentrations, including an application that supports our NGX-1998 program. We have also filed patent applications related to our acetaminophen prodrugs which contain both composition and method claims. The patent positions of pharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of the products or product candidates we acquire or license will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or challenged and found to be unenforceable or invalid. Other parties may own patent rights that might be infringed by our products or other activities. In limited instances, patent applications in the United States and certain other jurisdictions are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention or in opposition proceedings in a foreign patent office, any of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that a court of competent jurisdiction would hold the patents, if issued, valid. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. To the extent prudent, we intend to bring litigation against third parties that we believe are infringing our patents. We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology or that we can meaningfully protect our trade secrets. However, we believe that the substantial costs and resources required to develop technological innovations will help us protect our products. Our competitors or other intellectual property holders may assert that our products or trademarks and the methods we employ are covered by their intellectual property rights. For example, we have received a letter indicating a possible trademark conflict for Qutenza® from a company claiming that our trademark was similar to theirs. While we believe that these assertions do not have merit and that we have defenses to them, there can be no assurance that we will be successful in defending our trademark. We intend to continue to use the Qutenza trademark and to vigorously defend our use of such trademark against such assertions.

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

Government Regulation

United States

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of pharmaceuticals. Our product and product candidates require regulatory approval by governmental agencies prior to commercialization. Specifically, Qutenza is subject to significant ongoing review and evaluation by regulatory authorities which could result in discovery of previously unknown problems, side effects or other factors that may affect the marketing approval, including causing a withdrawal of such approval or may require significant additional investment by the company to maintain the marketing approval.

Our products candidates are subject to rigorous preclinical testing and clinical trials and other premarketing approval requirements by the FDA and regulatory authorities in other countries. Various federal, state and foreign statutes and regulations govern or affect the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. When and if regulatory approval is obtained for any of our product candidates, the approval may be limited in scope, which may significantly limit the indicated uses for which our product candidates may be marketed, promoted and advertised. Additionally, approval may be conditioned upon our agreement to conduct further studies, which could either delay our planned product launch and/or significantly increase our costs in order to comply with these commitments. Following is a discussion of the regulatory environment that is typically applicable to pharmaceutical product candidates.

Preclinical Studies

Before testing any compounds with potential therapeutic value in human subjects in the United States, stringent governmental requirements for preclinical data must be satisfied. Preclinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Preclinical testing results obtained from these studies, including tests in several animal species, are submitted to the FDA as part of an IND, and are reviewed by the FDA prior to the commencement of human clinical trials. These preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial trials in human volunteers.

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

Manufacturing Process Development

In order to gain marketing approval, a product candidate’s manufacturing process must be evaluated through a lengthy and detailed review process to ensure that it can be consistently manufactured to meet predetermined specifications. A robust manufacturing process must be developed and validated for both the active ingredient and the formulated product candidate which ensures that the product can be reproducibly manufactured at the intended commercial scale. Appropriate specifications must be developed and approved to ensure that the quality and safety of the product can be assured. Analytical methods used for quality control testing must be developed and validated to ensure each lot of product meets the approved specifications. Stability testing of active ingredient and drug product must be performed to provide evidence that the product remains stable over time and that a shelf life for the product can be established. The FDA reviews the adequacy of the manufacturing process, specifications, quality control testing and stability during the New Drug Application, or NDA, process. In addition, an inspection of the manufacturing site is performed to ensure the adequacy of the manufacturing facility to meet both the technical manufacturing requirements and compliance to current good manufacturing practices, or cGMP, regulations.

New Drug Application

After completion of clinical trials, if there is substantial evidence that the drug is both safe and effective, an NDA is prepared and submitted for the FDA to review. The NDA must contain all of the essential information on the drug gathered to that date, including data from preclinical studies and clinical trials, and the content and format of an NDA must conform with all FDA regulations and guidelines. In addition, the FDA generally requires successful completion of at least two adequate and well-controlled Phase 3 clinical trials to gain marketing approval for an indication. Accordingly, the preparation and submission of an NDA is an expensive and time consuming undertaking.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information from the sponsor rather than accepting an NDA for filing. In such an event, the NDA must be submitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. By law, the FDA has 180 days in which to review the NDA and respond to the applicant. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act IV, or PDUFA, the FDA has 10 months from the submission date in which to complete its initial review of a standard NDA and respond to the applicant and six months from the submission date for a priority NDA. The FDA may meet its PDUFA requirements by completing its initial review within the specified time-frames 90% of the time. Additionally, the FDA does not always meet the PDUFA goal dates for standard or priority NDAs. The review process is often significantly extended as a result of FDA requests for additional information and clarification. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved and the scope of any approval. The FDA is not bound by the recommendation, but gives great weight to it. Upon completion of the FDA’s review of the NDA, it issues either an approval letter or a complete response letter. A complete response letter may describe any activities which may be required to gain approval or may indicate that a product candidate is not approvable.

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

We were granted orphan status for the use of capsaicin for the management of neuropathic pain in patients with PHN and HIV-AN. When appropriate, we may seek orphan status for additional indications and products. We cannot predict the ultimate impact, if any, of orphan status on the timing or likelihood of FDA approval for use of Qutenza on additional, orphan indications or on any of our potential future products.

Fast Track Designation and Priority Review

The FDA’s fast track program is intended to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for their condition. We were granted fast track designation of Qutenza for treatment of HIV-AN in July 2004. When appropriate, we intend to seek additional fast track designations for our product candidates. We cannot predict the ultimate impact, if any, of the fast track process on the timing or likelihood of FDA approval on any proposed label expansion for Qutenza or on any of our potential future products.

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

Following our expected filing of the sNDA to expand the Qutenza label to include patients with HIV-AN, the FDA will make a final determination if we will receive a priority review. There are currently no approved drugs for the treatment of this disease. Based upon our communications with the FDA, we believe that we are likely to receive a priority review and that the sNDA will likely be presented to an Advisory Committee during the review cycle, however, there can be no assurance that such priority review will be granted or that such presentation will occur.

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

The FDA closely regulates the marketing and promotion of drugs. The FDA expects that a company will make only those claims relating to safety and efficacy that are consistent with their products’ approved package insert. Failure to meet these expectations can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers from communicating on the subject of off-label use.

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

Our MA for Qutenza has been transferred to Astellas pursuant to the Astellas Agreement and as a result, Astellas is responsible for ongoing maintenance and post approval requirements associated with Qutenza’s MA. In addition, Astellas is responsible for future regulatory applications in the Licensed Territory. Astellas also has an option to license our product candidate, NGX-1998. If they elect to exercise this option, Astellas will be responsible for regulatory matters associated with this product candidate in the Astellas Territory. If Astellas does not exercise this option, we have agreed to not seek regulatory approval for NGX-1998 in the Licensed Territory.

Approvals Outside of the United States and the Licensed Territory

We will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our products should we decide to seek regulatory approvals in other world markets. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. We offer no assurance that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country.

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

In many foreign countries, particularly the countries in the European Union, the pricing of prescription drugs is subject to direct governmental control and is influenced by drug reimbursement programs that employ a variety of price control mechanisms. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from country to country. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to restrict the entry of new products, as exemplified by the National Institute for Clinical Excellence in the United Kingdom which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert a commercial pressure on pricing within a country. With regard to Qutenza, Astellas is responsible for seeking pricing approvals in the Licensed Territory.

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

Medicare. We market Qutenza for use in the treatment of pain associated with PHN. We expect that in the United States a majority of the patients who are treated with Qutenza for this indication will be Medicare beneficiaries. CMS is the agency within the Department of Health and Human Services that administers both the Medicare and Medicaid programs. Because Qutenza is a dermal delivery system that in accordance with its FDA approved label must be applied by a physician or a health care professional working under the close supervision of a physician, two elements of Medicare reimbursement are relevant to Qutenza: the availability of reimbursement for services to administer Qutenza and the availability of reimbursement for Qutenza itself.

CMS has the authority not to cover particular products or services if it determines that they are not “reasonable and necessary” for the treatment of Medicare beneficiaries. CMS may make a national coverage determination, or NCD, for a product, which establishes on a nationwide basis the indications that will be covered, and any restrictions or limitations. However, for most new drugs that are eligible for payment, CMS does not create an NCD. For Qutenza, coverage under Medicare Part B has been confirmed in all Medicare regions and the amount of reimbursement for the Qutenza treatment procedure is being determined on a region by region basis. Although we have local coverage determinations, CMS or a third party may request an NCD independent of us. If such request is made, we cannot assure you that such NCD will contain favorable coverage terms.

In July 2010, CMS granted Qutenza ‘pass-through’ status under Medicare’s Hospital Outpatient Prospective Payment System and issued a temporary C-code such that regional contractors can make these pass-through payments to hospitals submitting claims for Qutenza. The C-code (C9268—capsaicin, patch, 10 cm2) became effective on July 1, 2010. In November 2010, CMS granted a unique, Level II Health Care Common Procedural Coding System, or J-code, for Qutenza which became effective on January 1, 2011. The issuance of the J7335 improves the efficiency of the reimbursement process for all customer segments, from large hospitals to individual physicians.

All eleven Medicare contractors are covering and reimbursing for medically necessary services related to the administration of Qutenza. Reimbursement for such services is being made to the physician and / or a hospital, depending on where Qutenza is applied. Medicare payment for physician and/or outpatient hospital services related to the administration of Qutenza is determined according to prospectively set payment rates, linked to a procedure code established by the American Medical Association. These codes, called Current Procedural Terminology, or CPT codes, describe the procedure performed or services rendered. Currently, eight of eleven Medicare contractors are requiring the Qutenza application procedure be billed using an existing evaluation and management, or E&M, CPT code. The remaining three contractors have requested Qutenza administration be billed with miscellaneous or unlisted codes.

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

Medicaid. Most State Medicaid programs have established preferred drug lists, or PDLs, and the process, criteria and timeframe for obtaining placement on the PDL varies from State to State. A federal law establishes a minimum rebate, currently 23.1%, that a manufacturer must pay for Medicaid utilization of a brand-name product, and many States have established supplemental rebate programs as a condition for including a drug product on a PDL. Submitting a PDL application to each State will be a time-consuming and expensive process, and it is not clear how many or which State programs will accept the applications. Review times for these applications can vary from weeks to 14 months or more.

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

Employees

As of February 28, 2011 we had 106 employees, of which 25 are in research and development positions, 28 are in general and administrative positions and 53 are in sales and marketing positions. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement.

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

Risks Related to our Business

Our success depends on our ability to effectively commercialize our product Qutenza® (capsaicin) 8% patch.

Our product Qutenza® (capsaicin) 8% patch, was approved by the FDA in November 2009 for the management of neuropathic pain associated with PHN. Our commercial success depends on our ability to successfully launch and commercialize Qutenza in the United States. Prior to receiving FDA marketing approval, our commercialization activities were limited and, as a result, many of our proposed activities to create product awareness or promote market acceptance have only recently been initiated and as such their effect may take some time to be realized, if at all. Although we launched Qutenza in April 2010, we may not know how effective our launch is until six to eight quarters after the launch date, if at all, due to Qutenza’s nature as an office administered product, its expected duration of effect resulting in prolonged periods between product use for a particular patient, and due to our targeted commercialization strategy. Additionally, successful commercialization of Qutenza will depend on a number of factors as further discussed in this Risk Factors section, which include risks related to obtaining adequate reimbursement, continuing to devote sufficient management and financial resources to maintain a qualified sales force, continuing to build infrastructure to support commercial operations and ensuring sufficient product supply. There can be no assurance that we will be able to continue to devote sufficient financial resources to hire, retain and manage the personnel required to maximize the commercial potential of Qutenza or that such commercialization will result in significant product sales of Qutenza. If the commercial launch of Qutenza does not meet our expectations, it would significantly and negatively impact our revenue and results of operations. In addition, we are establishing inventory levels of Qutenza based upon our expectations of future product sales. If actual product sales are significantly lower than our expectations, our inventory levels may be excessive. If Qutenza supplies remain in inventory for significantly longer than anticipated, such supplies may not be suitable for sale due to expiration of their shelf lives, which would require us to write off the cost of such expired product.

Our strategy for launching Qutenza in the United States may result in lower than expected near term revenue and could result in a lower overall revenue potential for Qutenza.

We launched Qutenza with a field sales organization of approximately 40 representatives and managers. We have tasked the sales force with focusing initially on thought leaders in neuropathic pain as well as U.S. pain specialists with a significant practice in treating PHN patients in major markets in the United States. Our current approach to launching Qutenza contemplates significant interaction with healthcare professionals to facilitate educating staff involved with administering and billing for Qutenza and involves a combination of sales representatives, clinical educators and reimbursement specialists, all of whom we believe are necessary to enable healthcare professionals that use Qutenza to have:

•	access to product information and training concerning the proper use and administration of Qutenza; and

•	support in seeking reimbursement for Qutenza, as well as the services involved in administering Qutenza.

As a result of this approach, we do not expect to initially market Qutenza to a large number of healthcare professionals. While we may expand our sales and marketing efforts if financial and other resources allow, our initial focused strategy may result in reduced market penetration by Qutenza and lower product revenues in the near term and potentially longer. As a result, our financial results and our stock price could suffer.

If healthcare professionals are not adequately reimbursed for Qutenza or their time and services in administering Qutenza, it is likely that they will not prescribe Qutenza.

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

The use of Qutenza is reimbursable under Medicare Part B and the amounts of reimbursement available to the healthcare professionals for the treatment procedure are known in most cases, since 8 of the 11 contractors have instructed healthcare professionals to bill using established evaluation and management codes that have payment rates associated with them. Three contractors have requested that healthcare professionals use a miscellaneous / unlisted code for the Qutenza application procedure. One of these three contractors set a payment rate that we consider inadequate. We are working with local healthcare professionals to advocate for an adjustment to this payment rate that we believe more accurately reflects the resources necessary to administer Qutenza. In the case of another of these contractors, the reimbursement amounts for the Qutenza treatment procedure appear acceptable to local providers. The payment rate has not been confirmed at the final contractor requesting a miscellaneous/unlisted code. We continue to work with local healthcare professionals to determine payment amounts in this contractor’s service area. If the payment rate proves inadequate, such a rate could create a significant barrier to healthcare professionals adoption of Qutenza. Additionally, the timing and process for healthcare professionals to receive reimbursement for use of Qutenza may be a lengthy and uncertain process which can also create a barrier for healthcare professionals adoption of Qutenza. In either case, these factors could serve to seriously limit the market opportunity for Qutenza.

We also will need to obtain favorable coverage and reimbursement decisions for Qutenza from private insurers, including managed care organizations. We expect that private insurers will consider the efficacy, cost-effectiveness and safety of Qutenza in determining whether to provide reimbursement for Qutenza and at what level. At this time, we are aware of two large national plans and ten regional plans, including seven state-based Blue Cross Blue Shield plans that have published coverage criteria for Qutenza. Other private insurers and managed care plans are providing access to Qutenza on a case-by-case basis while they determine their coverage and reimbursement policies for Qutenza. Obtaining these coverage and reimbursement decisions will be a time consuming process requiring substantial resources and Qutenza patients or providers may not receive adequate reimbursement from private insurers.

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

Qutenza and our product candidates may never achieve market acceptance.

The commercial success of Qutenza or any other product candidates we develop, if approved, will depend on, among other things, acceptance by healthcare professionals, patients and payers. Market acceptance of, and demand for, any products that we develop and commercialize will depend on many factors, including:

•	the ability to obtain adequate pricing and sufficient insurance and other third party payer coverage and reimbursement;

•	with respect to Qutenza, healthcare professionals and patients willingness and ability to accommodate the time necessary for each Qutenza treatment;

•	patient acceptance of the treatment procedure, efficacy or safety of Qutenza;

•	availability, relative cost and relative efficacy and safety of alternative and competing treatments;

•	the effectiveness of our or our collaborators’ sales, marketing and distribution strategy;

•	publicity concerning our products or competing products and treatments;

•	potential product recalls; and

•	post marketing approval pharmacovigilance or other studies showing safety issues not seen in previous studies.

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

Any products we or our contract manufacturers manufacture or distribute under FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP, regulations which impose procedural and documentation requirements upon us and each third party manufacturer we utilize. This ongoing regulation and evaluation results in an obligation on us to continually evaluate the manufacturing process, the applicability of our analytical methods and the specifications that are used to release product for sale and evaluate long term stability of our product to ensure they continue to meet their objective of ensuring that such processes and methods enable the consistent manufacture of product that meets regulatory approved specifications. This process often results in identification of matters that can result in changes to specifications, analytical methods and manufacturing processes as part of normal and ongoing process improvement. However this process can identify matters that can have significant implications including the potential for reduction in applicable product shelf life, suspension of product commercialization, or requirement of product recalls, all of which would have a material adverse effect on us. We are undertaking such ongoing process improvement processes with our contract manufacturers and we cannot assure you that the outcome of such initiatives will not have a material effect on our business.

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

In order to successfully commercialize Qutenza or any of our product candidates, we must devote sufficient resources to develop a capable sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these services for us. We may be unable to devote the resources necessary to develop a suitable sales, marketing and distribution infrastructure. We have entered into the Astellas Agreement to market Qutenza in the Licensed Territory, and we may enter into additional partnering or other distribution arrangements for commercialization outside the United States. While we have a direct sales and marketing organization in the United States for commercializing Qutenza, we may explore the possibilities to enter into collaborations with partners for commercializing Qutenza in the United States. Our establishment of Astellas as our collaboration partner for the Licensed Territory could limit the potential collaboration options we have for the United States and other countries, or could render potential collaborators less inclined to enter into an agreement with us because of such relationship. Similarly, if we enter into an agreement with a collaboration partner in the United States, such agreement may negatively impact our ability to seek additional strategic relationships. Factors that may inhibit our efforts to develop an internal sales, marketing and distribution infrastructure and ability to commercialize our products successfully include:

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

We distribute Qutenza through a small network of third party specialty distributors and specialty pharmacies that generally sell, distribute or provide Qutenza to hospitals or healthcare professionals. All of our Qutenza shipments are through these distributors. In addition, we rely on a single third party logistics provider to manage our warehouse, packaging and shipping functions as well as certain customer and account administrative functions. Our business would be harmed if any of these distributors was unable or unwilling to distribute Qutenza or unable or unwilling to purchase Qutenza on commercially favorable terms to us. It is possible that distribution partners could decide to change their policies or fees, or both, in the future. This could result in their refusal to distribute smaller volume products, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing products. Such alternative methods may not exist or may not be economically viable.

Our success will depend, in part, on the successful efforts of our collaboration partner in the European Union, certain countries in Eastern Europe, the Middle East and Africa.

The success of sales of Qutenza in the Licensed Territory will be dependent on Astellas’ ability to successfully launch and commercialize Qutenza pursuant to the Astellas Agreement. The manner in which Qutenza is launched, including the timing of launch in each country of the European Union and the pricing that will be established in each such country, will have a significant impact on the ultimate success of Qutenza in the European Union, and ultimately the success of the overall commercial arrangement with Astellas. If commercial launch of Qutenza throughout the Licensed Territory is delayed or prevented, our revenues will suffer and our stock price will decline. Further, if sales of Qutenza are less than anticipated, our stock price will decline. The outcome of Astellas’ commercialization efforts could also have an effect on investors’ perception of potential sales of Qutenza in the United States, which could cause a decline in our stock price if such efforts are unsuccessful.

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

Within the Licensed Territory, regulatory approval for Qutenza has been obtained within the European Economic Area and Georgia. Other regulatory jurisdictions in the Licensed Territory may require further clinical and manufacturing activities to gain approval for sales of Qutenza in these countries. There can be no assurance that these activities will be successful and that approval in these countries will be obtained in a timely manner, if at all. Further, there can be no assurance that such clinical or manufacturing activities will not negatively impact the regulatory processes in the European Economic Area, United States or other markets where regulatory approval of Qutenza may have been obtained or may be in the process of being sought.

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

The Astellas Agreement grants to Astellas an option to exclusively license our second generation product, NGX-1998. In connection with this option, we are required to execute a development plan for NGX-1998 and achieve certain objectives. After completion of an initial set of objectives, Astellas may make an additional payment to us to retain its option to license NGX-1998 until further agreed upon development of NGX-1998 has been performed by us. Upon completion of these objectives, Astellas may elect to make a final payment to us in order to exercise its option. If Astellas determines not to make one of these payments, the option to license NGX-1998 will expire, Astellas will not be required to provide further funding for NGX-1998, and we would be precluded from marketing NGX-1998 in the Licensed Territory for a period of time. If Astellas fails to exercise its options with respect to NGX-1998, we will be unable to generate revenues from potential sales of NGX-1998 in the Licensed Territory, and our business will be harmed.

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

Regulatory authorities have recently increased their enforcement efforts including in the areas of advertising, marketing and promotion. Failure to comply with regulatory requirements may subject us or our collaboration partner to administrative and judicially-imposed sanctions. These may include warning letters, adverse publicity, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production, and refusal to approve pending product marketing applications.

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

Qutenza competes against more established products marketed by large pharmaceutical companies with far greater name recognition and resources than we or Astellas have. The most directly-competitive currently-marketed products in the United States are Lidoderm, an FDA-approved 5% lidocaine topical patch for the treatment of PHN marketed by Endo Pharmaceuticals, and Lyrica, an oral anti-convulsant, marketed by Pfizer for use in the treatment of PHN. In January 2011, Depomed Inc. received FDA approval for Gralise, a formulation of gabapentin that is a once daily tablet for the treatment of PHN. In addition to these branded drugs, the FDA has approved gabapentin (Neurontin) for use in the treatment of PHN. Gabapentin is marketed by Pfizer and multiple generic manufacturers, and is the most widely-prescribed drug in the United States for treatment of neuropathic pain. Pfizer has also received FDA approval for Lyrica for the treatment of PDN, fibromyalgia, epilepsy and general anxiety disorder. Additionally, a number of products that are approved for other diseases are used by physicians to treat PHN.

Competition may become stronger and more direct and products in development, including products that we are unaware of, may compete with Qutenza. There are many other companies working to develop new drugs and other therapies to treat pain in general and neuropathic pain in particular, including Eli Lilly & Co, Pfizer, UCB Pharma SA, GlaxSmithKline plc, Merz, GW Pharmaceuticals, Novartis AG, Novo Nordisk A/S, Dainippon Pharmaceutical Co Ltd., AVANIR Pharmaceuticals, Xenoport, EpiCept, Newron Pharmaceuticals SpA, WEX Pharmaceuticals, Arcion Therapeutics Inc., Endo Pharmaceuticals, AstraZeneca plc, Bristol-Myers Squibb Co., Bio3 Research Srl, Relevare Pharmaceuticals Ltd., and Ortho-McNeil-Janssen Pharmaceuticals. Many of the compounds in development by such companies are already marketed for other indications, such as anti-depressants, anti-convulsants or opioids. In addition, physicians employ other interventional procedures, such as nerve stimulation or nerve blocks, to treat patients with difficult to treat neuropathic pain conditions.

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

In the United States, there have been, and we expect there will continue to be, various proposals to implement similar controls. For example, the health care reform act passed in March 2010, increased the rebate levels for pharmaceutical products sold to Medicaid patients by eight percent. The commercial success of our products could be limited if federal or state governments adopt any such proposals. In addition, in the United States and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. These third party payers are increasingly utilizing their significant purchasing power to challenge the prices charged for pharmaceutical products and seek to limit reimbursement levels offered to consumers for such products. We expect these third party payers to focus their cost control efforts on our products, especially with respect to prices of and reimbursement levels for products prescribed outside their labeled indications. In these cases, their efforts may negatively impact our product sales and profitability.

We may not be able to maintain orphan drug exclusivity for Qutenza in PHN and HIV-AN or obtain orphan designation in additional indications or product candidates.

We rely, in part, on the market exclusivity afforded orphan drugs for the commercialization of Qutenza in the United States. The FDA has granted us orphan drug status with regard to Qutenza for the management of neuropathic pain in patients with PHN and as a consequence, Qutenza is entitled to orphan exclusivity—that is, for seven years, the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances. Additionally, the FDA has granted us orphan drug status for HIV-AN, an indication for which we currently do not have an FDA-approved product. We may be unable to obtain orphan drug designations for any additional product candidates or exclusivity for any future product candidates or our potential competitors may obtain orphan drug exclusivity for capsaicin-based products competitive with our product candidates in indications other than PHN before we do, in which case we may be excluded from that market for the exclusivity period. In addition, orphan drug designation previously granted may be withdrawn under certain circumstances. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it if a competitive product based on the same active compound is shown to be clinically superior to our product. Although obtaining FDA approval to market a product with orphan exclusivity can be advantageous, there can be no assurance that it would provide us with a significant commercial advantage.

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

A product intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for such a condition may be submitted to the FDA for “fast track” designation. Although we received fast track designation from the FDA for Qutenza for the treatment of HIV-AN, and the indication is eligible for priority review, there is no assurance that, when we file a supplemental NDA for Qutenza in HIV-AN, that we will experience a faster development process, review process or approval, compared to conventional FDA standards, or that the product will be approved for such indication at all. We plan to submit the supplemental NDA in 2011, however, we may find no benefit in the fast track designation afforded the HIV-AN indication.

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

We have not prepared for or conducted any Qutenza clinical trials for indications other than PHN, HIV-AN and PDN. Generally, two successful Phase 3 clinical trials are required to obtain regulatory approval in the U.S. We have conducted two Phase 3 clinical trials with Qutenza for patients with HIV-AN, one of which met its primary endpoint and one which did not meet its primary endpoint. Based on the regulatory process to date, we believe the data we have from the two Phase 3 clinical trials may be sufficient to gain approval for the HIV-AN indication. However, given that only one HIV-AN controlled study met its primary endpoint and that the pre-specified analysis plan in that study did not allow for examination of the recommended dose, the FDA may not accept the data submitted as sufficient for approval of the HIV-AN indication. If the sNDA is not approved, Qutenza will not be marketable for this indication in the United States and this may harm our ability to generate revenue. We have also conducted one Phase 2 clinical trial that evaluated the use of Qutenza in patients with PDN. PDN represents a much larger market opportunity than either PHN or HIV-AN, and unless required clinical trials are successfully completed and regulatory approvals are obtained for the use of Qutenza for PDN patients, Qutenza will not be marketable for this indication in the United States and the European Union and possibly in other countries. If this occurs, our long-term ability to succeed may be significantly and negatively impacted. We believe that to market Qutenza in the United States for PDN, we may have to conduct two successful Phase 3 trials and we may be required to perform additional safety studies. We are evaluating development programs for Qutenza in PDN and may decide not to conduct studies in PDN beyond those that may be required by post-marketing requirements associated with the MA. If we do not have a sufficient number of successful studies in or have sufficient data to demonstrate the safety or efficacy in PDN, we may not gain approval for Qutenza in this indication, which will significantly harm our ability to potentially generate revenue.

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

We have incurred operating and net losses each year since our inception in 1998. Our net loss for the year ended December 31, 2010 and 2009 was approximately $44.5 million and $21.9 million, respectively. As of December 31, 2010 we had an accumulated deficit of approximately $256.5 million. We had cash, cash equivalents and short-term investments totaling $46.8 million at December 31, 2010, and for the year ended December 31, 2010, we used cash of approximately $42.4 million in operating activities. We expect to continue to incur losses for several years, as we commercialize Qutenza and continue other research and development activities. If Qutenza does not achieve market acceptance in the United States or the European Union, we will not generate significant product related revenue. We cannot assure you that we will be profitable even if Qutenza is successfully commercialized. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

In addition to other patents and patent applications which have been licensed under our agreements with third party manufacturers, including the issued patents and pending applications licensed under our commercial supply agreement for Qutenza, we also license a method patent granted in the United States from the University of California concerning the delivery of prescription strength capsaicin for the treatment of neuropathic pain. Two of the three inventors named in the method patent did not assign their patent rights to the University of California. These two inventors asserted a claim of inventorship rights to the device patent. In late 2010, we entered into negotiations with these inventors to settle any and all claims and to have them assign their rights related to the method patent and any other related patent rights that may exist at the time we enter into a final binding settlement agreement. We anticipate that any settlement will include us making a cash payment and us issuing stock or stock options to them. The absence of exclusive rights to utilize such patent exposes us to a greater risk of direct competition and could materially harm our business.

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

Although we believe that we would have valid defenses to allegations that our current product candidates, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties of which we are aware, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent or other intellectual property rights that might be infringed by our products, trademarks or activities. There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Our competitors or other patent or intellectual property holders may assert that our products or trademarks and the methods we employ are covered by their intellectual property rights. For example, in 2009 we received a letter indicating a possible trademark conflict for Qutenza® from a company claiming that our trademark was similar to theirs. While we believe that these assertions do not have merit and that we have defenses to them, there can be no assurance that we will be successful in defending our trademark. We intend to continue to use the Qutenza trademark and to vigorously defend our use of such trademark against such assertions. These parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages or possibly prevent us from commercializing our product candidates using the Qutenza trademark which would have a significant negative effect on the Qutenza launch and global commercialization efforts. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit, or if a trademark infringement suit were brought against us or our collaboration partner Astellas, we or Astellas could be forced to cease using the name Qutenza in connection with our product.

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

The stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	failure to meet market expectations with respect to the launch of Qutenza by us in the United States and by Astellas in the European Union;

•	inability of us and Astellas to successfully commercialize Qutenza in the United States and the Licensed Territory, respectively;

•	potential inability to preserve or raise sufficient capital to maintain our operations;

•	potential negative stock market reaction in the event we raise or attempt to raise additional equity capital;

•	failure to meet revenue estimates and revenue growth rates;

•	actual or anticipated quarterly variations in our results of operations or those of our collaborators or competitors;

•	third-party healthcare reimbursement policies or determinations;

•	product recalls, reported incidents of unanticipated adverse effects with respected to Qutenza, or other negative publicity related to Qutenza;

•	general economic conditions and slow or negative growth of our expected markets;

•	delay in entering, or termination of, strategic partnership relationships;

•	failure or delays in entering additional product candidates into clinical trials or in commencing additional clinical trials for current product candidates;

•	results from and any delays related to the clinical trials for our product candidates;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock or the discontinuation of one or more securities analysts’ research coverage for our stock;

•	inclusion in or removal from stock indices such as the Russell 3000;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	changes in governmental statutes or regulations or in the status of our regulatory approvals;

•	market conditions in the life sciences sector; and

•	any major change in our board or management.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and their affiliates and 5% stockholders beneficially own or control approximately 58% of the outstanding shares of our common stock as of December 31, 2010 (after giving effect to the exercise of all of their outstanding vested options and warrants exercisable within 60 days of such date). Accordingly, these executive officers, directors and their affiliates and significant stockholders acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. In particular, the significant concentration of stock ownership may adversely affect the trading price of our common stock in the event that certain large stockholders elect to sell the shares of our common stock held by them. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

We are subject to various legal disputes that arise in the normal course of business. These include or may include employment matters, contract disputes, intellectual property matters, product liability actions, and other matters. We do not know whether we would prevail in these matters nor can it be assured that a remedy could be reached on commercially viable terms, if at all. Based on currently available information, we do not believe that any of these disputes will have a material adverse impact on our business, results of operations, liquidity or financial position.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “NGSX.” The following table sets forth the high and low sales price per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	Sale Price
	High	Low
Fiscal 2009:
First Quarter	$3.70	$0.89
Second Quarter	$6.90	$2.01
Third Quarter	$9.20	$5.54
Fourth Quarter	$9.09	$7.15

Fiscal 2010:
First Quarter	$9.99	$6.88
Second Quarter	$10.60	$6.52
Third Quarter	$7.55	$5.06
Fourth Quarter	$7.55	$5.32

We did not declare or pay any cash dividends on our common stock during our fiscal years ended December 31, 2009 and 2010. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not in the foreseeable future anticipate paying any cash dividends. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition and other factors the Board of Directors, in its discretion, deems relevant. As of February 28, 2011 there were 39 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

The information regarding the securities authorized for issuance under our equity compensation plans is set forth in Item 12 of this Annual Report on Form 10-K.

Comparison of Historical Cumulative Total Return (*) Among NeurogesX, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index

		Cumulative Total Return as of
	5/2/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010
NeurogesX, Inc.	100	62.05	11.41	75.22	62.05
NASDAQ Composite Index	100	103.69	61.65	88.71	103.72
NASDAQ Biotechnology Index	100	97.52	85.21	98.53	113.32

(*)	The above graph shows the cumulative total stockholder return of an investment of $100 in cash on May 2, 2007, the date our stock began to trade on the NASDAQ Global Market, through December 31, 2009 for: (i) our common stock; (ii) the NASDAQ Composite Index; and (iii) the NASDAQ Biotechnology Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands except share and per share data)
Consolidated Statement of Operations Data:
Net product revenue	$688	$—	$—	$—	$—
Collaboration revenue	7,578	2,006	—	—	—
Operating expenses:
Cost of goods sold	541	—	—	—	—
Research and development	11,151	11,235	16,104	25,321	20,919
Selling, general and administrative	36,383	12,420	10,182	7,455	6,110

Total operating expenses	48,075	23,655	26,286	32,776	27,029

Loss from operations	(39,809)	(21,649)	(26,286)	(32,776)	(27,029)
Interest (expense) income, net	(5,315)	(187)	314	499	180
Other income (expense), net	608	(31)	(63)	321	(3,296)

Net loss	(44,516)	(21,867)	(26,035)	(31,956)	(30,145)
Accretion of redeemable convertible preferred stock	—	—	—	(4,626)	(11,293)

Net loss attributable to common stockholders	$(44,516)	$(21,867)	$(26,035)	$(36,582)	$(41,438)

Basic and diluted net loss per share attributable to common stockholders(1)	$(2.51)	$(1.24)	$(1.49)	$(4.06)	$(116.20)

Weighted average number of shares used to compute basic and diluted net loss per share attributable to common stockholders(1)	17,768,881	17,610,796	17,519,415	9,017,627	356,600

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$46,830	$50,559	$24,506	$52,851	$13,902
Working capital	32,615	39,286	19,109	44,139	578
Restricted cash	410	160	200	240	—
Total assets	50,850	52,905	25,590	54,185	14,818
Preferred stock warrant liability	—	—	—	—	7,549
Long term obligation—non-current portion	2,222	—	—	—	—
Notes payable—non-current portion	—	—	191	3,024	6,737
Deferred revenue	40,178	46,843	—	—	—
Long term obligation	42,622	—	—	—	—
Redeemable convertible preferred stock	—	—	—	—	116,164
Accumulated deficit	(256,527)	(212,011)	(190,144)	(164,109)	(127,527)
Total stockholders’ (deficit) equity	(41,291)	253	19,274	41,361	(122,066)

(1)	See Note 2 of the notes to the consolidated financial statements for an explanation of the method used to calculate the net loss per share attributable to common stockholders and the number of shares used in the computation of the per share amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part I of this Annual Report under the caption “Risk Factors.”

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

Our first commercial product is a dermal delivery system designed to treat certain neuropathic pain conditions that was approved by the United States Food and Drug Administration, or FDA in November 2009 for the management of neuropathic pain associated with postherpetic neuralgia, or PHN. Qutenza, the first prescription strength capsaicin product approved in the United States, became commercially available in the first half of 2010 in the United States, through a specialty distribution and specialty pharmacy network supported by our own sales force, and in certain European countries through our collaborator Astellas Pharma Europe Ltd., or Astellas.

In May 2009, Qutenza received a marketing authorization or MA, in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, we entered into a Distribution, Marketing and License Agreement, or Astellas Agreement, under which Astellas was granted an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa, which we refer to as the Licensed Territory. Qutenza was made available on a country by country basis commencing in April, 2010 and by year end was available in seventeen European countries. Astellas anticipates introducing Qutenza in additional European Union countries as well as non-European Union countries within their territory during 2011. We recognize royalty revenue based upon Astellas’ reported net sales of Qutenza in the Licensed Territory. We recognize royalty revenue from Astellas on a quarter lag basis due to timing of Astellas reporting such royalties to us.

We plan to submit a supplemental new drug application, or sNDA, in the first half of 2011 in pursuit of a label expansion for Qutenza in the United States, or U.S. The label expansion would include patients with HIV-associated neuropathy, or HIV-AN, also known as HIV-distal sensory polyneuropathy, or HIV-DSP. The submission is expected to utilize data from two completed Phase 3 studies in patients with HIV-AN, one of which did not meet its primary endpoint. Our plans for continued Qutenza development efforts with respect to PDN are being evaluated in light of Astellas’ plans for market support studies and satisfaction of the European Medicines Agency, or EMA, post-approval regulatory commitments.

In November 2010, we treated the first patient in a Phase 2 clinical study of NGX-1998, a liquid formulation of high-concentration capsaicin, in patients with PHN. The Phase 2, adaptive-design, clinical study is being conducted in two stages. The objective of the study is to select the appropriate pretreatment and concentration of NGX-1998 for further evaluation in a Phase 3 clinical program. The first stage is designed to determine the shortest tolerable anesthetic pretreatment regimen. The second stage will evaluate two NGX- 1998 dose concentrations using the pretreatment regimens determined during stage 1. Based on the results from the first stage, the second stage of the study is being conducted without the use of a topical anesthetic pretreatment regimen. The Astellas Agreement provides Astellas an option to exclusively license NGX-1998 in the Licensed Territory. If Astellas was to exercise its option, they would cooperate with us on the Phase 3 clinical trials and share equally in the cost of the trials.

We also have a series of compounds which represent an early stage pipeline of potential product candidates which include various prodrugs of acetaminophen for potential use in acute pain, including traumatic pain, post-surgical pain and fever and various prodrugs of opioids for potential use in chronic pain indications. These other product candidates are in the pre-clinical stage of development and may or may not be the subject of further development in 2011 or beyond. We are currently seeking development partners for our acetaminophen prodrug programs.

To date we have not generated any significant product revenues and have funded our operations primarily by selling equity securities, establishing debt facilities and through the Astellas Agreement. Our net loss for the fiscal years ended December 31, 2010 and 2009 was $44.5 million and $21.9 million, respectively, and as of December 31, 2010 we had an accumulated deficit of $256.5 million. We had cash, cash equivalents and short-term investments totaling $46.8 million at December 31, 2010 and during the year ended December 31, 2010, we used cash of $42.4 million in operating activities. We expect to continue to incur annual operating losses for the foreseeable future, and expect that our operating loss for the year ending December 31, 2011 will be consistent with our operating loss for the year ended December 31, 2010,as we continue our sales and marketing efforts relating to Qutenza in the U.S., conduct the Phase 2 clinical study of NGX-1998 and pursue a label expansion for Qutenza in the U.S.

In April 2010, we borrowed $40.0 million from Cowen Healthcare Royalty Partners, L.P., or Cowen Royalty, and we agreed to repay Cowen Royalty up to $106 million by assigning Cowen Royalty one hundred percent of royalty, milestone, option and other payments that we may receive under the Astellas Agreement until our repayment obligation is satisfied in full.

We anticipate that our existing cash and investments will be sufficient to meet our projected operating requirements through at least December 31, 2011.

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

Product revenue

In April 2010, we made Qutenza commercially available in the United States to our specialty distributor and specialty pharmacy customers. Under the agreements with our customers, the customers take title to the product upon shipment and only have the right to return damaged product, product shipped in error and expired or short-dated product. As Qutenza is new to the marketplace, we are currently assessing the flow of product through our distribution channel, and cannot currently reasonably estimate returns. Until such time as an estimate of returns can be made we are recognizing Qutenza product revenues, and related product costs, at the later of:

•	the time the product is shipped by the customer to healthcare professionals, and

•	the date of cash collection.

Healthcare professionals are generally ordering Qutenza in small quantities only after they have identified a patient for treatment. We believe that revenue recognition upon the later of customer shipment to the end user and the date of cash collection is appropriate until we have sufficient data on cash collection and return patterns of our customers. We are performing additional procedures to further analyze shipments made by our customers by utilizing shipping data provided by our customers to determine when product is shipped by the customers to healthcare professionals and are evaluating ending inventory levels at our customers each month to assess the risk of product returns.

We have established terms pursuant to distribution agreements with our specialty distributor customers providing for payment within 120 days of the date of shipment to our specialty distributor customers and 30 days of the date of shipment to our specialty pharmacy customers. Such distribution agreements generally have a term of three years.

The application of the above revenue recognition policy resulted in the recognition of net revenue of $688,000 from gross shipments of $1.4 million for the year ended December 31, 2010. Our gross shipments are reduced for chargebacks, certain fees paid to distributors and product sales allowances including rebates to qualifying federal and state government programs. At December 31, 2010, net deferred product revenues totaled $577,000.

Revenue from the Astellas Agreement

In June 2009, we entered into the Astellas Agreement which provides for an exclusive license by us to Astellas for the promotion, distribution and marketing of Qutenza in the Licensed Territory, an option to license NGX-1998, a product candidate that is a non-patch liquid formulation of capsaicin, in the Licensed Territory, participation on a joint steering committee and, through a related supply agreement entered into with Astellas (the “Supply Agreement”), supply of product until direct supply arrangements between Astellas and third party manufacturers are established, some of which we anticipate to occur in mid-2011. Revenue under this arrangement includes upfront non-refundable fees and may also include additional option payments for the development of and license to NGX-1998, milestone payments upon achievement of certain product sales levels and royalties on product sales.

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

In the accompanying financial statements, collaboration revenue represents revenue associated with the Astellas Agreement and related agreements. Deferred collaboration revenue arises from the excess of cash received or receivable over cumulative revenue recognized for the period.

Under the terms of the Astellas Agreement, we earn royalties based on each sale of Qutenza into the Licensed Territory. The royalty rate is tiered based on the level of sales achieved. These royalties are considered contingent consideration as we have no remaining contract performance obligation and, therefore, the royalties are excluded from the single unit of accounting discussed above. We report royalty revenue based upon Astellas’ reported net sales of Qutenza in the Licensed Territory. We recognize royalty revenue from Astellas on a quarter lag basis due to the timing of Astellas reporting such royalties to us.

Additionally, we can earn milestone payments from Astellas if Astellas achieves certain sales levels as outlined in the Astellas Agreement. As these payments are contingent on Astellas’ performance, they are excluded from the single unit of accounting discussed above. The milestones will be recorded as revenue when earned as we have no remaining contract performance obligation.

We recognize revenue net of related costs for collaboration supplies sold to Astellas upon the product being delivered to Astellas. The revenue and related costs of the product supplied to Astellas are included in collaboration revenue. Prior to delivery to Astellas, the costs accumulated for the manufacturing of the collaboration supplies are included as Prepaid expenses on our balance sheet.

Stock-Based Compensation

We account for our stock-based compensation in accordance with the fair value recognition provisions of current authoritative guidance. Under the authoritative guidance, stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. Because non-cash stock compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. We estimate forfeitures at the time of grant and revised, if necessary, in subsequent periods.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions used shown in Note 11 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Significant judgment is required on the part of management in determining the proper assumptions used in this model. The assumptions used in the Black-Scholes option valuation model include the risk free interest rate, expected term, expected volatility and expected dividend yield. We base our assumptions on historical data where available or when not available, on a peer group of companies. However, these assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore subject to management’s judgment. See Note 11 of Notes to Consolidated Financial Statements included elsewhere in this report for further detail.

Inventories

Inventories are valued at the lower of cost or market with cost determined under the specific identification method. Inventories consist of raw materials, work in process and finished goods. Raw materials include certain starting materials used in the production of the active pharmaceutical ingredient of Qutenza. Work in process includes the bulk inventory of the active pharmaceutical ingredient, patches and cleansing gel of Qutenza that are in the process of being manufactured or have completed manufacture and are awaiting final packaging, including related internal labor and overhead costs. Finished goods include the final packaged kits that contain the Qutenza patch and cleansing gel and that are ready for commercial sale. Qutenza received FDA approval for sale in the United States during the fourth quarter of 2009; costs incurred prior to FDA approval had been recorded as research and development expense on our condensed consolidated statement of operations. On a quarterly basis, we analyze our inventory levels and write down inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenues. During the year ended December 31, 2010, we recorded a charge to cost of goods sold of $0.4 million for Qutenza patches which we do not expect to sell prior to their expiration date. As a result of the recent product launch of Qutenza, the expected inventory requirements based on product revenue and the timing of production runs are subject to significant judgment and management estimate.

Clinical Trials

We accrue and expense costs for clinical trial activities performed by third parties, including clinical research organizations and clinical investigators, based upon estimates made, as of the reporting date, of the work completed through the reporting date as a percentage of the total work contracted for under our agreements with such third parties. We make our estimates at the end of each reporting period after discussion with internal personnel and outside service providers and thorough evaluation as to progress or stage of completion of trials or services. On a periodic basis we adjust our estimated clinical trial costs to reflect actual expenses incurred to date. Due to the nature of the estimation of clinical trial costs, we may be required to make changes to our estimates in the future as we become aware of additional information about the status or conduct of clinical trials.

Long term obligations

On April 30, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with Cowen Healthcare Royalty Partners, L.P., a limited partnership organized under the laws of the State of Delaware (“Cowen Royalty”). Under the terms of the Financing Agreement, the Company borrowed $40 million from Cowen Royalty (the “Borrowed Amount”) and the Company agreed to repay such Borrowed Amount together with a return to Cowen Royalty, out of royalty, milestone, option and certain other payments (collectively, “Revenue Interest”) that the Company may receive under the Astellas Agreement.

The accounting for the Financing Arrangement requires us to make certain estimates and assumptions, including the timing and extent of royalty, milestone, option and other payments to be received from Astellas and an internal rate of return we are to pay to Cowen. Changes in the estimated Revenue Interest payments can result in changes in our classification of the current and long term portions of the amounts payable pursuant to the Financing Agreement, as well as the internal rate of return paid to Cowen.

We are also required to make assumptions for the calculation of the estimated fair market value of the Long term obligation disclosed in the footnotes to our financial statements. The key assumptions required for the estimated fair market value calculation are estimates of the amounts and timing of the future royalty revenues and other payments to be received from Astellas, the amount and timing of payments to Cowen Royalty to repay the Borrowed Amount and an estimated cost of capital

The estimate of the future royalty revenues and other payments to be received from Astellas is subject to significant variability due to the recent product launch, regulatory process still to be conducted for significant portions of the Astellas territory and the extended time period associated with the Cowen Financing Agreement, and thus are subject to significant uncertainty (see further discussion of this Long term obligation under Liquidity and Capital Resources).

Results of Operations

In November 2009, we received marketing approval from the FDA for Qutenza for the management of neuropathic pain associated with PHN. In April, 2010, we launched Qutenza in the United States. We are marketing and selling Qutenza in the United States through a team of approximately 40 sales professionals. We have established a distribution network to allow health care providers to access Qutenza through specialty distributors and specialty pharmacies. We are marketing Qutenza to high volume prescribing physicians who treat PHN patients in private practices, hospitals, military treatment facilities and veterans associations. Our approach requires considerable time and effort to educate and train physicians and their staff prior to their initial Qutenza treatments.

We commenced recording collaboration revenue for the upfront payments from Astellas in 2009, when the upfront payment of $48.8 million received from Astellas became nonrefundable as a result of our transfer of the Qutenza MA to Astellas. We recognized $7.2 million of the upfront payment as revenue in 2010 and $2.0 million in 2009. As of December 31, 2010, we have $39.6 million remaining in deferred collaborative revenue which will be recognized on a straight line basis over the remaining service period of the joint steering committee, which we estimate will expire in June 2016. Under our Supply Agreement with Astellas, we are obligated to supply product, at a contractual price which approximates our cost, until such time as Astellas establishes its own supply relationship.

As of December 31, 2010, Astellas has made Qutenza commercially available in seventeen European countries and Astellas has informed us that it is continuing its focus on intensive site training on a country by country basis. We believe that Astellas plans to expand Qutenza availability in the European Union and seek regulatory approvals in certain countries in the remainder of the Licensed Territory in 2011.

Cost of goods sold includes the cost of products sold, costs associated with services provided by our third-party logistics partner for managing the shipping, billing and other administrative functions associated with the distribution channel and also includes royalty obligations due to our intellectual property licensors, UC and LTS. We recognize costs associated with our third party logistics provider in the period in which those costs are incurred, however, costs to manufacture product and royalty obligations due to third parties are deferred and recognized in the period in which the associated revenue is recognized. Costs associated with the manufacture of Qutenza prior to regulatory approval were previously expensed in the period in which those costs were incurred. We believe that the effect on cost of goods sold of previously expensed materials prior to approval is immaterial as compared to what cost of goods sold would have been if such costs were expensed in the period that the product was sold.

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

We commence tracking the separate, external costs of a project when we determine that a project has a reasonable chance of entering clinical development. Senior management discusses the possibility of entering clinical development, along with the possibility of meeting other regulatory milestones, throughout the development cycle. These discussions include consideration of the costs and time required to bring the project to market and the potential market acceptance. We do not maintain and evaluate research and development costs by specific therapeutic indications within a program due to the difficulties in allocating such costs to specific indications. We use our internal research and development resources across several projects and many resources may not be attributable to specific projects or indications. Thus, we do not allocate the internal resources to specific development programs. Over time, we believe that our internal costs are expended on our development projects generally in proportion to our external development costs for such project relative to total external development costs

In the years ended December 31, 2010, 2009 and 2008, our research and development costs totaled $11.2 million, $11.2 million and $16.1 million, respectively. The following table reflects the distribution of our research and development costs by development program:

Year ended December 31;

(in thousands)

	Qutenza	NGX-1998	Acetaminophen Prodrug and Opioid Prodrug	Internal costs	Total
2010	$1,159	$2,757	$199	$7,036	$11,151
2009	3,634	133	6	7,462	11,235
2008	5,780	609	502	9,213	16,104

The process of conducting preclinical testing and clinical trials necessary to obtain marketing approvals in the United States and other regions is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, patient enrollment, manufacturing capabilities, successful clinical results, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when or to what extent we will generate revenues from commercialization and sale of any of our unapproved product candidates. In November 2010, we treated the first patient in a Phase 2 clinical study of NGX-1998. NGX-1998 is our most advanced product candidate and costs to complete development of NGX-1998 could be significant. Pursuant to the Astellas Agreement, we might receive future option payments related to this program at Astellas’ election; however, we are obligated to pay any such amounts to Cowen Royalty under the terms of the Financing Agreement. Further, if Astellas exercises its option to license NGX-1998, Astellas would be responsible for 50% of the costs incurred for Phase 3 clinical development. If we do not obtain regulatory approval for NGX-1998 or our other product candidates, or for other indications for Qutenza, our ability to achieve additional revenue, our operating results, and our financial position will be adversely affected.

Our overall research and development expenses, excluding non-cash stock-based compensation expense increased in 2010 as compared to 2009. We expect that it will continue to increase during 2011 as we expand development activities for NGX-1998 including the on-going Phase 2 clinical study and initiate activities with the intent of filing a sNDA for Qutenza’s label expansion to cover patients with HIV-AN.

Our selling, general and administrative expenses consist primarily of salaries and benefits, including those of our sales, marketing, commercial operations and administrative functions such as finance, human resources, legal, medical affairs and information technology. Additionally, selling, general and administrative expenses include marketing expenses, commercialization costs, pharmacovigilance costs and costs associated with our status as a public company and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. We anticipate that our selling, general and administrative expenses may increase over the next several years as a result of our commercialization of Qutenza. These increases are likely to be attributable to increasing marketing activities, costs to maintain and potentially grow our U.S. sales force and infrastructure costs to support commercial operations, and may include adding additional personnel in certain of the key functional areas that support growth of our general operations, including accounting and finance, legal and human resources.

Comparison of Years Ended December 31, 2010 and 2009

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
	(in thousands, except percentages)
Product revenue	$688	$—	688	100%
Collaboration revenue	7,578	2,006	5,572	278%
Cost of goods sold	(541)	—	541	100%
Research and development expenses	(11,151)	(11,235)	(84)	(1%)
Selling, general and administrative expenses	(36,383)	(12,420)	23,963	193%
Interest income	98	89	9	10%
Interest expense	(5,413)	(276)	5,112	1852%
Other income (expense), net	608	(31)	614	1981%

Product Revenue. Due to the limited history of product returns and cash collections from our customers, (specialty distributors and specialty pharmacies), we recognize revenue for Qutenza at the later of the time our customers ship product to healthcare professionals and cash collections are received by us from our customers. We recorded gross shipments of Qutenza to our customers totaling $1.4 million in 2010. Based on our revenue recognition methodology, we recognized net revenue of $688,000 as Qutenza revenue for the year. We have deferred product revenue of $577,000 at December 31, 2010 which is reported net of associated cost of goods sold of $52,000 in our condensed consolidated balance sheet as at December 31, 2010.

Collaboration Revenue. Collaboration revenue increased $5.6 million, or 278%, to $7.6 million for the year ended December 31, 2010, compared to $2.0 million for the year ended December 31, 2009. This increase was primarily attributable to the amortization of upfront payments received pursuant to the Astellas Agreement over a full fiscal year and the recognition of $0.3 million of collaboration revenue under our Supply Agreement with Astellas.

Cost of goods sold. Cost of goods sold totaled $541,000 for the year ended December 31, 2010. Cost of goods sold includes $153,000 for the cost of the finished goods sold that were recognized as revenue in 2010 and a charge of $388,000 for Qutenza patches which we do not expect to sell prior to their expiration date. The cost of the finished goods sold includes fixed costs of $112,000 and variable costs of $41,000. As our product revenue increases over time, we expect that our gross margin will improve and may approximate 90%.

Research and Development expenses. Research and development expenses were $11.2 million for each of the years ended December 31, 2010 and 2009. During 2010 we incurred higher expenses of $1.6 million related to the preparation and commencement of our Phase 2 study of NGX-1998 and higher expenses of $0.2 million related to our prodrug program. However, these expenses were offset by a $1.2 million decrease in royalties paid to UC in 2009 relating to the Astellas Agreement, a $0.3 million decrease in clinical consulting fees related to our 2009 MA and NDA preparation costs and a $0.4 million decrease in stock-based compensation costs due to the achievement of performance based milestones and the granting of options which vested immediately in 2009. We expect 2011 research and development expense to be higher than the 2010 level due to our Phase 2 clinical study of NGX-1998 and our pursuit of a label expansion for Qutenza in the United States.

Selling, General and Administrative expenses. Selling, general and administrative expenses increased $24.0 million, or 193%, to $36.4 million for the year ended December 31, 2010, from $12.4 million for the same period in 2009. This increase was due in large part to the commercial launch of Qutenza in the United States in April 2010. Specifically, the increases included $8.5 million in costs associated with our sales and commercial operation organization including compensation and benefit costs and travel expenses; $9.1 million increase in expenses for marketing materials development and other launch related marketing costs; $1.6 million in costs due to an increase in general and administrative salary and related expenses, temporary help and consultants, professional service fees and other public company costs; $1.6 million of costs associated with our medical affairs organization including salary and related expenses; $1.0 million in estimated settlement costs; $0.7 million increase in facilities and office expenses due to expansion of headcount to support commercialization; and a $0.2 million increase in stock-based compensation costs due to the granting of options to employees and officers. We expect that selling, general and administrative expenses may increase in 2011 over 2010 levels, however, the rate of such increase is expected to be significantly lower than the increase from 2009 to 2010.

Interest expense. Interest expense was $5.4 million for the year ended December 31, 2010 as compared to $0.3 million for the same period in 2009. This increase was primarily due to interest on the $40 million Long term obligation related to the Financing Agreement entered into with Cowen Royalty in April 2010.

Other income (expense), net. Other income for the year ended December 31, 2010 primarily consisted of a grant earned under Section 48D of the Internal Revenue Code (as enacted on March 23, 2010 by the “Patient Protection and Affordable Care Act”). We applied for a grant based upon certain of our 2009 and 2010 research and development activities. The payment for the 2009 grant of $407,000 was received in 2010 where as the 2010 grant of $226,000 is expected to be received in early 2011.

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

Research and Development expenses. Research and development expenses decreased $4.9 million, or 30%, to $11.2 million in the year ended December 31, 2009 from $16.1 million for the same period in 2008. Our lower spending in research and development reflects our decision to focus our cash and human resources on those activities directly in support of gaining marketing approval for Qutenza in the United States and the European Union as well as certain limited pre-commercialization activities. Specifically, the decrease was attributable to a $2.7 million decrease in clinical study costs as we completed the Phase 3 clinical program which supported our NDA filing in 2008; a $1.7 million decrease in employee related costs commensurate with our reduced clinical trial activity; a $1.0 million decrease in spending related to NGX-1998 and our earlier stage product candidates as these programs were deferred to preserve cash resources; a $0.5 million reduction in regulatory expenses associated with the preparation and submission of our NDA in 2008 and support for our MA; a $0.2 million decrease in quality assurance costs associated with clinical trial activity in 2008; a $0.2 million decrease associated with the capitalization of employee related costs attributable to the manufacture of commercial product for sale in both the Astellas Licensed Territory and the United States; and a $0.1 million decrease in manufacturing related costs. These decreases were partially offset by a $1.2 million charge representing the sublicense fee payable to the University of California in connection with the receipt of upfront payments from Astellas under the Astellas Agreement as well as a $0.3 million increase in non-cash stock-based compensation expense.

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

Interest income. Interest income decreased $1.0 million, or 92%, to less than $0.1 million for the year ended December 31, 2009 from $1.1 million for the same period in 2008. This change was primarily attributable to a decline in the prevailing interest rates, in general, and lower rates obtained as we moved our invested assets to those with lower relative risk in light of events in the credit markets.

Interest expense. Interest expense decreased $0.5 million, or 65%, to $0.3 million for the year ended December 31, 2009 from $0.8 million for the same period in 2008. This decrease was related to the reduction in the outstanding principal balance of notes payable as a result of the scheduled payoff and repayment of principal on the remaining outstanding notes payable.

Liquidity and Capital Resources

Since our inception through December 31, 2010, we have funded our operations primarily by selling equity securities, establishing debt facilities and through a collaboration agreement with Astellas. On May 7, 2007, we completed an initial public offering of our common stock which resulted in net cash proceeds, after deducting total expenses including underwriting discounts and commissions and other-offering related expenses, of $38.1 million. In December 2007, we completed the first closing of a private placement of our common stock and warrants resulting in net cash proceeds of $21.5 million and in January 2008, we completed the second and final closing of this private placement of our common stock and warrants resulting in net cash proceeds of $2.3 million. In April 2010, we borrowed $40.0 million under a Financing Agreement with Cowen Royalty.

As of December 31, 2010, we had approximately $46.8 million in cash, cash equivalents and short-term investments. We also had working capital, adjusted to exclude the current portion of non-cash deferred revenue of approximately $7.8 million, of $40.4 million. During 2010, our cash and investment balances were generally held in money market funds and obligations of U.S. government agencies. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to capital preservation and liquidity. Further, to reduce portfolio risk, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. Our investment holdings at December 31, 2010 consist solely of U.S. Treasury and money market funds consisting of only U.S. Treasury securities.

Net cash used by operating activities was $42.4 million in 2010. Net cash provided by operating activities in 2009 was $29.2 million primarily resulting from the receipt of an upfront payment under the Astellas Agreement, partially offset by our net loss during the period. After adjusting for the affects of the Astellas payment, our net cash used in operating activities would have been $17.7 million in 2009. Net cash used in operating activities was $27.3 million in 2008. The increase in cash used in operating activities in 2010 as compared to 2009 resulted primarily from funding the sales and marketing efforts related to the launch of Qutenza, supporting our research and development efforts and growth in our general and administrative expenses. After adjusting for the affects of the Astellas payment, the 2009 cash used in operating activities was significantly lower than our net cash used in operations in 2008 due to our decision in 2009 to limit our spending on research and development activities in order to focus resources on supporting our regulatory processes in both the United States and the European Union and to certain pre-commercialization activities. Included in net cash provided by and used in operating activities are net changes in assets and liabilities affecting cash. We anticipate that cash used in operating activities may modestly increase in 2011 as a result of our efforts to increase sales of Qutenza in the United States while conducting the Phase 2 clinical study of NGX-1998 and pursing a label expansion for Qutenza in the United States.

Net cash used in investing activities was $18.2 million and $7.4 million in 2010 and 2009, respectively. Net cash provided by investing activities was $7.8 million in 2008. Investing activities consisted primarily of the purchase, sale and maturity of marketable securities and to a lesser extent, the purchase of capital equipment.

Fluctuations in our investing activities have primarily been driven by the timing and receipt of proceeds from financing activities and the upfront payments from Astellas. We expect that property and equipment expenditures in 2011 will remain at historical levels in 2011.

Net cash generated in financing activities in 2010 was $39.6 million, primarily due to the proceeds received from the Cowen Royalty financing. Net cash used in financing activities was $2.5 million and $1.6 million in 2009 and 2008, respectively.

On April 30, 2010, we entered into a Financing Agreement with Cowen Royalty. Under the terms of the Financing Agreement, we borrowed $40 million from Cowen Royalty and we agreed to repay the borrowed amount together with a return to Cowen Royalty, as described below, out of royalty, milestone, option and certain other payments that we may receive under the Astellas Agreement including payments that Astellas may make to us to maintain its option to commercialize NGX-1998 in the Licensed Territory, (we refer to such payments under the Astellas Agreement as the Revenue Interest).

Under the Financing Agreement, we are obligated to pay to Cowen Royalty:

•	All of the Revenue Interest payments due to us under the Astellas Agreement, until Cowen Royalty has received $90 million of Revenue Interest payments; and

•

5% of the Revenue Interest payments due to us under the Astellas Agreement for Revenue Interests received by Cowen Royalty over $90 million and until Cowen Royalty has received $106 million of Revenue Interest payments.

We also have the option to pay a prepayment amount to terminate the Financing Agreement at our election at any time or in connection with a change of control of NeurogesX. Such amount is set at a base amount of $76 million (or $68 million if it is being exercised in connection with a change of control), or, if higher, an amount that generates a specified internal rate of return on the borrowed amount as of the date of prepayment, in each case reduced by the Revenue Interest payments received by Cowen Royalty up to the date of prepayment.

Our obligation to pay the Revenue Interests during the term of the Financing Agreement is secured by our rights to the Revenue Interests under the Astellas Agreement, and by intellectual property and other rights we have to the extent necessary or used to commercialize products covered by the Astellas Agreement in the Licensed Territory.

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

If Cowen Royalty has not received Revenue Interest payments totaling at least $40 million by the maturity date, we will be obligated to pay to Cowen Royalty the difference between such amount and the Revenue Interests paid to Cowen Royalty under the Financing Agreement up to such date.

In addition, in the event we default under the Financing Agreement, we are obligated to pay to Cowen the borrowed amount together with interest accrued thereon from the effective date of the Financing Agreement, to the date of repayment at a rate equal to the lesser of the 19% rate of interest or the maximum rate permitted by law, less Revenue Interest payments received by Cowen Royalty.

Financing activities in 2009 and 2008 consisted primarily of principal repayments on a venture loan financing arrangement which originated in 2006 offset by the exercise of stock options and issuance of stock to employees pursuant to our employee stock purchase plan. In addition to these activities, financing activities in 2008 also included a $2.3 million sale of our common stock and warrants in a private placement transaction.

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our total contractual obligations, including principal and interest, at December 31, 2010, aggregated by type (in thousands):

	Payments due by period
Contractual Obligations	Total	2011	2012 and 2013	2014 and 2015	2016 and thereafter
Operating Lease Obligations(1)	$1,041	$634	$407	$—	$—
Long term obligations (2)	—	—	—	—	—
Purchase obligations(3)	3,000	2,503	309	188	—

Total	$4,041	$3,137	$716	$188	$—

(1)	Represent our future minimum rental commitments for our noncancelable operating lease obligations for our facilities and office equipment.
(2)	Under the terms of the Cowen Royalty agreement, payments are contingent upon cash received from Astellas under the Astellas Agreement (refer above for discussion).
(3)	Consists of commitments to third party manufacturers of Qutenza and NGX-1998 for manufacturing, stability. The $3.0 million commitment includes $1.1 million for stability and related services, $1.1 million of commitments related to supply of Qutenza to Astellas, $0.7 million related to product manufacturing costs for the U.S. market, and $0.1 million for the Phase 2 study for NGX-1998.

In addition to the above, we have commitments to pay royalties on certain patents we licensed from the University of California for prescription strength capsaicin for neuropathic pain. Under the terms of this license agreement we are required to pay royalties on net sales of the licensed product up to a maximum of $1,000,000 per annum as well as a percentage of upfront and milestone payments or payments resulting from the sublicensing of our rights under the agreement.

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

At December 31, 2010, we had $46.8 million in cash, cash equivalents and short-term investments. During the year ended December 31, 2010, we used a total of $42.4 million of cash in operating activities. We anticipate that cash used in operating activities may increase in 2011 as a result of our efforts to increase sales of Qutenza in the United States while conducting the Phase 2 clinical study of NGX-1998 and pursing a label expansion for Qutenza in the United States. We anticipate that our existing cash and investments will be sufficient to meet our projected operating requirements beyond December 31, 2011.

To date, we have incurred recurring net losses and negative cash flows from operations, after excluding the upfront cash received from Astellas in 2009. Until we can generate significant cash from our operations, if ever, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities and proceeds from one or more collaboration agreements as well as potentially through royalty monetization, debt financing or the sale of other equity securities. However, we may not be successful in obtaining additional collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay or potentially eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect the launch of our product candidates or our ability to continue in business. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recently Issued Accounting Standards

Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC Topic 605)—Multiple-Deliverable Revenue Arrangements. This guidance modifies previous guidance for multiple element arrangements by allowing the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling price for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price is not available. In addition, the residual method of allocating arrangement consideration is no longer permitted. This ASU is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We did not early adopt ASU No. 2009-13. We currently only have one revenue agreement with multiple elements, the Astellas Agreement. This ASU is effective for us beginning on January 1, 2011 and the adoption of the new guidance will not have a material impact on the our consolidated financial statements as we do not anticipate making a material modification to the Astellas Agreement. If we were to enter into new multiple element arrangements or make a material modification to the Astellas Agreement, the contract would be accounted for under the provisions of ASU No. 2009-13.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (ASC Topic 605): Milestone Method of Revenue Recognition (“ASU No. 2010-17”). This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply ASU No. 2010-17 retrospectively from the beginning of the year of adoption. We did not early adopt ASU No. 2010-17. This ASU is effective for us beginning on January 1, 2011 and the adoption of the new guidance will not have a material impact on our consolidated financial statements.

Adopted in 2010

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Interest Rate and Market Risk

Our exposure to market risk is confined to our cash, cash equivalents and short term investments which have maturities of less than one year. The goal of our investment policy is primarily liquidity and capital preservation while attempting to maximize the income we receive without assuming significant risk. To achieve these objectives our investment policy allows us to maintain a portfolio of cash equivalents and short term investments in a variety of securities, including U.S. government agencies, corporate bonds, commercial paper and money market funds. Further, to reduce portfolio risk through diversification, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. Our cash and investments as of December 31, 2010 consisted of U.S. Treasury securities and money market funds consisting of only U.S. Treasury securities.

If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rates by 25 basis points would not result in a material decrease in the fair value of our net investment position.

Foreign Currency Exchange Rate Risk

Our third party manufacturers including the manufacturer of our active pharmaceutical ingredient, trans-capsaicin, the manufacturer of Qutenza and the manufacturer of our cleansing gel, are located in countries outside the United States. As a result, we may experience changes in product supply costs as a result of changes in exchange rates between the U.S. dollar and the local currency where the manufacturing activities occur. In addition, as we continue to scale up supply of our product components to Astellas for commercial sale in the European Union and to supply the U.S. market, our exposure to foreign currency exchange rates, primarily the Euro, will increase.

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

NEUROGESX, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of NeurogesX, Inc.

We have audited the accompanying consolidated balance sheets of NeurogesX, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeurogesX, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 30, 2011

NEUROGESX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$8,705	$29,695
Short-term investments	38,125	20,864
Trade receivables	607	—
Receivable from collaboration partner	65	678
Inventories	786	58
Prepaid expenses and other current assets	1,082	711
Restricted cash	290	40

Total current assets	49,660	52,046
Property and equipment, net	809	739
Restricted cash	120	120
Other assets	261	—

Total assets	$50,850	$52,905

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$1,544	$65
Accrued compensation	1,867	2,157
Accrued license fee	—	1,213
Accrued research and development	582	670
Other accrued expenses	3,011	1,222
Deferred product revenue, net	577	—
Deferred collaboration revenue	7,242	7,242
Long term obligations—current portion	2,222	—
Notes payable—current portion	—	191

Total current liabilities	17,045	12,760

Non-current liabilities:
Deferred collaboration revenue	32,359	39,601
Deferred rent	115	291
Long term obligations	42,622	—

Total non-current liabilities	75,096	39,892

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2010 and 2009; 17,869,108 and 17,725,959 shares issued and outstanding at December 31, 2010, and 2009, respectively	18	18
Additional paid-in capital	215,220	212,254
Accumulated other comprehensive (loss) income	(2)	(8)
Accumulated deficit	(256,527)	(212,011)

Total stockholders’ (deficit) equity	(41,291)	253

Total liabilities and stockholders’ (deficit) equity	$50,850	$52,905

See accompanying notes.

NEUROGESX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008
Net product revenue	$688	$—	$—
Collaboration revenue	7,578	2,006	—

Total revenues	8,266	2,006	—

Operating expenses:
Cost of goods sold	541	—	—
Research and development	11,151	11,235	16,104
Selling, general and administrative	36,383	12,420	10,182

Total operating expenses	48,075	23,655	26,286

Loss from operations	(39,809)	(21,649)	(26,286)
Interest income	98	89	1,106
Interest expense	(5,413)	(276)	(792)
Other income (expense), net	608	(31)	(63)

Net loss	$(44,516)	$(21,867)	$(26,035)

Basic and diluted net loss per share	$(2.51)	$(1.24)	$(1.49)

Shares used to compute basic and diluted net loss per share	17,768,881	17,610,796	17,519,415

See accompanying notes.

NEUROGESX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2007	17,096,806	$17	$205,417	$(15)	$51	$(164,109)	$41,361
Issuance of common stock upon exercise of stock options for cash at $0.90 - $3.75 per share	36,706	—	86	—	—	—	86
Issuance of common stock at $2.25 - $3.75 per share upon vesting of early exercised stock options	1,503	—	4	—	—	—	4
Issuance of common stock under the Employee Stock Purchase Plan	51,217	—	94	—	—	—	94
Issuance of common stock for cash at $6.18 per share, net of $100 issuance costs	382,170	1	1,847	—	—	—	1,848
Issuance of warrants to purchase common stock to investors at $0.125 per share including fair value	—	—	434	—	—	—	434
Reversal of deferred stock-based compensation in connection with employee terminations	—	—	(4)	4	—	—	—
Amortization of deferred stock-based compensation	—	—	—	9	—	—	9
Compensation expense relating to stock options granted to consultants	—	—	2	—	—	—	2
Stock-based compensation	—	—	1,490	—	—	—	1,490
Comprehensive loss:
Change in unrealized gain/(loss) on investments	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	(26,035)	(26,035)

Total comprehensive loss							(26,054)

Balance at December 31, 2008	17,568,402	$18	$209,370	$(2)	$32	$(190,144)	$19,274

See accompanying notes.

NEUROGESX, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2008	17,568,402	$18	$209,370	$(2)	$32	$(190,144)	$19,274
Issuance of common stock upon exercise of stock options for cash at $1.20 - $7.54 per share	104,262		288				288
Issuance of common stock at $3.00 - $3.75 per share upon vesting of early exercised stock options	785		2				2
Issuance of common stock under the Employee Stock Purchase Plan	52,510		77				77
Stock-based compensation			2,517				2,517
Amortization of deferred stock-based compensation				2			2
Comprehensive loss:
Change in unrealized gain/(loss) on investments					(40)		(40)
Net loss						(21,867)	(21,867)

Total comprehensive loss							(21,907)

Balance at December 31, 2009	17,725,959	$18	$212,254	$—	$(8)	$(212,011)	$253
Issuance of common stock upon exercise of stock options for cash at $0.90 - $8.32 per share	79,869		258				258
Issuance of common stock under the Employee Stock Purchase Plan	63,280		354				354
Stock-based compensation			2,354				2,354
Comprehensive loss:
Change in unrealized gain/(loss) on investments					6		6
Net loss						(44,516)	(44,516)

Total comprehensive loss							(44,510)

Balances at December 31, 2010	17,869,108	$18	$215,220	$—	$(2)	$(256,527)	$(41,291)

See accompanying notes.

NEUROGESX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net loss	$(44,516)	$(21,867)	$(26,035)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	343	184	181
Amortization of debt issuance costs	54	123	198
Amortization/accretion of investment premiums/(discounts), net	520	130	(651)
Stock-based compensation	2,354	2,492	1,500
Loss on sales of short-term investments	—	—	8
Loss/(gain) on disposal of fixed assets	2	—	5
Changes in operating assets and liabilities:
Restricted cash	(250)	—	—
Trade receivables	(607)	—	—
Receivable from collaboration partner	613	(678)	—
Prepaid expenses and other current assets	(344)	(310)	183
Inventories	(729)	(58)	—
Accounts payable	1,479	(305)	(1,342)
Accrued compensation	(289)	1,118	359
Accrued research and development	(87)	(397)	(478)
Accrued license fees	(1,213)	1,213	—
Accrued interest payable on long term obligations	5,306	—	—
Deferred product revenue, net	577	—	—
Deferred collaboration revenue	(7,242)	46,843	—
Deferred rent	(123)	114	144
Other accrued expenses	1,735	585	(1,326)

Net cash (used in) provided by operating activities	(42,417)	29,187	(27,254)

Investing activities
Purchases of short-term investments	(90,029)	(37,459)	(64,363)
Proceeds from maturities of short-term investments	72,254	30,496	39,360
Proceeds from sales of short-term investments	—	—	32,929
Change in restricted cash	—	40	40
Proceeds from disposal of property and equipment	—	—	2
Purchases of property and equipment	(415)	(456)	(203)

Net cash (used in) provided by investing activities	(18,190)	(7,379)	7,765

Financing activities
Repayment of notes payable	(191)	(2,913)	(4,015)
Proceeds from issuance of long term obligations	39,505	—	—
Payment of long term obligation issuance costs	(309)	—	—
Proceeds from issuance of warrants	—	—	14
Proceeds from issuance of common stock	612	365	2,447

Net cash provided by (used in) financing activities	39,617	(2,548)	(1,554)

Net (decrease) increase in cash and cash equivalents	(20,990)	19,260	(21,043)
Cash and cash equivalents, beginning of period	29,695	10,435	31,478

Cash and cash equivalents, end of period	$8,705	$29,695	$10,435

Supplemental cash flow information
Cash paid for interest	$53	$181	$634

See accompanying notes.

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

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

The Company’s first commercial product, Qutenza®, became commercially available in United States and in certain European countries in the first half of 2010. Qutenza, the first prescription strength capsaicin product is a dermal delivery system designed to treat certain neuropathic pain conditions and was approved by the United States Food and Drug Administration (“FDA”) in November 2009 for the management of postherpetic neuralgia (“PHN”).

In May 2009, Qutenza received a marketing authorization (“MA”) in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, the Company entered into a Distribution, Marketing and License Agreement (the “Astellas Agreement”) with Astellas Pharma Europe Ltd. (“Astellas” or “Collaboration Partner”), under which Astellas was granted an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa (“Licensed Territory”). Qutenza was made available on a country by country basis commencing in April 2010 and by year end was available in seventeen European countries.

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

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company utilizes a network of seven specialty distributors and specialty pharmacies to distribute Qutenza. For the year ended December 31, 2010, five of the distributors each accounted for more than 10% of the 2010 gross product shipments and one such distributor accounted for 38% of the 2010 gross product shipments. As of December 31, 2010, the Company had accounts receivable balances due from four of the distributors in amounts in excess of 10% of the total accounts receivable balance and one such distributor’s accounts receivable balance represented 45% of the total. If any of these distributors were to discontinue distributing Qutenza, the Company’s product revenue would be negatively impacted, at least in the short term.

The Company currently depends on four contract manufacturers as single source suppliers for the components of Qutenza. The Company has entered into long-term commercial supply agreements for these components. In addition, the Company entered into a long-term agreement for the assembly of the Qutenza treatment kits in the United States. If relationships with any of these manufacturers is terminated, or if any manufacturer is unable to produce required quantities on a timely basis or at all, the Company’s operations would be negatively impacted and our business harmed.

Trade Receivables

Trade accounts receivable are recorded net of allowances for customer chargebacks related to government rebate programs, doubtful accounts and sales returns. Estimates for customer chargebacks for government rebates and sales returns are based on contractual terms, historical trends and our expectations regarding the utilization

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rates for these programs. The estimate for our allowance for doubtful accounts is determined based on existing contractual payment terms, historical payment patterns of our customers and individual customer circumstances. To date, we have not determined that an allowance for uncollectible accounts receivable has been required.

Inventories

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consist of raw materials, work in process and finished goods. Raw materials include certain starting materials used in the production of the active pharmaceutical ingredient of Qutenza. Work in process includes the bulk inventory of the active pharmaceutical ingredient, patches and cleansing gel of Qutenza that are in the process of being manufactured or have completed manufacture and are awaiting final packaging, including related internal labor and overhead costs. Finished goods include the final packaged kits that contain the Qutenza patch and cleansing gel and that are ready for commercial sale. Qutenza received FDA approval for sale in the United States during the fourth quarter of 2009; costs incurred prior to FDA approval had been recorded as research and development expense on the Company’s condensed consolidated statement of operations. On a quarterly basis, the Company analyzes its inventory levels and writes down inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenues. During the year ended December 31, 2010, the Company recorded a charge to Cost of goods sold of $0.4 million for Qutenza patches which the Company does not expect to sell prior to their expiration date. As a result of the recent product launch of Qutenza, the expected inventory requirements based on product revenue and the timing of production runs are subject to significant judgment and management estimate. The Company expects that its sales forecast will change over time and thus it will review the quantities of inventories on hand versus the sales forecast on a recurring basis in the near term.

Prepaid Collaboration Supplies

Costs to manufacture product under the supply agreement with Astellas, including internal labor costs and third party manufacturing, packaging and transportation costs are classified as prepaid collaboration supplies, which are included in Prepaid expenses and other current assets on the Company’s consolidated balance sheet, until such time as those supplies are delivered to Astellas.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method and recorded over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the life of the lease or the useful economic life, whichever is shorter.

Product revenue

In April 2010, the Company made Qutenza commercially available in the United States to its specialty distributor and specialty pharmacy customers. Under the Company’s agreements with its customers, the customers take title to the product upon shipment and only have the right to return damaged product, product shipped in error and expired or short-dated product. As Qutenza is new to the marketplace, the Company is currently assessing the flow of product through its distribution channel, and cannot currently reasonably estimate returns. Until such time as an estimate of returns can be made the Company is recognizing Qutenza product revenues, and related product costs, at the later of:

•	the time the product is shipped by the customer to healthcare professionals, and

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	the date of cash collection.

Healthcare professionals are generally ordering Qutenza in small quantities only after they have identified a patient for treatment. The Company believes that revenue recognition upon the later of customer shipment to the end user and the date of cash collection is appropriate until the Company has sufficient data on the cash collection and return patterns of its customers. The Company is performing additional procedures to further analyze shipments made by our customers by utilizing shipping data provided by our customers to determine when product is shipped by customers to healthcare professionals and are evaluating ending inventories at our customers each month to assess the risk of product returns.

The Company has established terms pursuant to distribution agreements with its customers providing for payment within 120 days of the date of shipment to its specialty distributor customers and 30 days of the date of shipment to its specialty pharmacy customers. Such distribution agreements generally have a term of three years.

The application of the Company’s revenue recognition policy resulted in the recognition of net revenue of $688,000 from gross shipments of $1.4 million for the year ended December 31, 2010. The Company’s gross shipments are reduced for chargebacks, certain fees paid to distributors and product sales allowances including rebates to qualifying federal and state government programs. At December 31, 2010, net deferred product revenues totaled $577,000.

Revenue from the Astellas Agreement

In June 2009, NeurogesX entered into the Astellas Agreement which provides for an exclusive license by the Company to Astellas for the promotion, distribution and marketing of Qutenza in the Licensed Territory, an option to license NGX-1998, a product candidate that is a non-patch liquid formulation of capsaicin, in the Licensed Territory, participation on a joint steering committee and, through a related supply agreement entered into with Astellas (the “Supply Agreement”), supply of product until direct supply arrangements between Astellas and third party manufacturers are established. The Company anticipates certain of the direct supply arrangements will be established in mid-2011. Revenue under this arrangement includes upfront non-refundable fees and may also include additional option payments for the development of and license to NGX-1998, milestone payments upon achievement of certain product sales levels and royalties on product sales.

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

In the accompanying financial statements, Collaboration revenue represents revenue associated with the Astellas Agreement and related agreements. Deferred collaboration revenue arises from the excess of cash received or receivable over cumulative revenue recognized for the period.

Under the terms of the Astellas Agreement, the Company earns royalties based on each sale of Qutenza into the Licensed Territory. The royalty rate is tiered based on the level of sales achieved. These royalties are considered contingent consideration as there is no remaining contract performance obligation of the Company and, therefore, the royalties are excluded from the single unit of accounting treatment discussed above. The Company reports royalty revenue based upon Astellas’ reported net sales of Qutenza in the Licensed Territory. The Company recognizes royalty revenue from Astellas on a quarter lag basis due to the timing of Astellas reporting such royalties to the Company.

Additionally, the Company can earn milestone payments from Astellas if Astellas achieves certain sales levels as outlined in the Astellas Agreement. As these payments are contingent on Astellas’ performance, they are excluded from the single unit of accounting treatment discussed above. The milestones will be recorded as revenue when earned as there is no remaining contractual performance obligation of the Company.

The Company recognizes the revenue net of related costs for collaboration supplies sold to Astellas upon product being delivered to Astellas. The revenue and related costs of the product supplied to Astellas are included in Collaboration Revenue. Prior to delivery to Astellas, the costs accumulated for the manufacturing of the collaboration supplies are included as Prepaid expenses on the Company’s balance sheet.

Cost of goods sold

Cost of goods sold includes costs to procure, manufacture and distribute Qutenza including certain shipping and handling costs incurred in the distribution channel as well as royalties payable to The Regents of the University of California, or UC, and Lohmann Therapie-Systeme AG or LTS. Costs associated with the

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manufacture of Qutenza prior to FDA approval were previously expensed as research and development in the period incurred. Cost of goods sold associated with deferred product revenue will be deferred and recognized in the same period as the associated product revenue. At December 31, 2010, the Company had deferred Cost of goods sold of $52,000.

During the year ended December 31, 2010, the Company recorded a charge of $0.4 million for Qutenza patches which the Company does not expect to sell prior to their expiration date.

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

Advertising Costs

The Company expenses both the production costs and the communication costs of advertising as incurred. Advertising expense which includes Qutenza’s website development, eLearning, eMarketing, media campaigns, patient testimonial videos and other items was $5.8 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively.

Interest Expense

Interest expense is comprised of interest relating to the Company’s long term obligations, the accretion of the debt discount, and the amortization of debt issuance costs recorded as Prepaid expenses and other current assets and Other assets on the consolidated balance sheet.

Other income (expense), net

Other income in 2010 results primarily from income tax credits earned under Section 48D of the Internal Revenue Code (as enacted on March 23, 2010 by the “Patient Protection and Affordable Care Act”). We applied for a credit based upon certain of our 2009 and 2010 research and development activities. The payment for the 2009 credit of $407,000 was received in 2010 where as the 2010 credit of $226,000 is expected to be received in early 2011.

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Uncertain tax positions are evaluated and if appropriate, the amount of unrecognized tax benefits are recorded within deferred tax assets, as further described in Note 12. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Currently, there is no provision for income taxes as the Company has incurred operating losses to date.

Comprehensive (Loss)/Income

Comprehensive (loss)/income includes net loss and other comprehensive (loss)/income. For each of the years ended December 31, 2010, 2009 and 2008, the difference between comprehensive loss and net loss represented net unrealized gains or losses on available-for-sale securities.

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

	Year Ended December 31,
	2010	2009	2008
	(in thousands except share and per share data)
Numerator:
Net loss	$(44,516)	$(21,867)	$(26,035)

Denominator:
Weighted-average common shares outstanding	17,768,881	17,611,189	17,520,778
Less: Weighted-average unvested common shares subject to repurchase	—	(393)	(1,363)

Denominator for basic and diluted net loss per share	17,768,881	17,610,796	17,519,415

Basic and diluted net loss per share	$(2.51)	$(1.24)	$(1.49)

Outstanding securities not included in diluted net loss per share:
Options to purchase common stock	3,002,493	2,264,535	1,392,560
Warrants outstanding	1,265,846	1,265,846	1,265,846
Common stock subject to repurchase	—	—	785

	4,268,339	3,530,381	2,659,191

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards

Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies previous guidance for multiple element arrangements by allowing the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling price for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price is not available. In addition, the residual method of allocating arrangement consideration is no longer permitted. This ASU is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company did not early adopt ASU No. 2009-13. The Company currently only has one revenue agreement with multiple elements, the Astellas Agreement. This ASU is effective for the Company beginning on January 1, 2011 and the adoption of the new guidance will not have a material impact on the Company’s consolidated financial statements as the Company does not anticipate making a material modification to the Astellas Agreement. If the Company was to enter into new multiple element arrangements or make a material modification to the Astellas Agreement, the contract would be accounted for under the provisions of ASU No. 2009-13.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (ASC Topic 605): Milestone Method of Revenue Recognition (“ASU No. 2010-17”). This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply ASU No. 2010-17 retrospectively from the beginning of the year of adoption. The Company did not early adopt ASU No. 2010-17. This ASU is effective for the Company beginning on January 1, 2011 and the adoption of the new guidance will not have a material impact on the Company’s consolidated financial statements.

Adopted in 2010

None.

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Cash and Cash Equivalents and Short Term Investments

The following are summaries of cash, cash equivalents and short term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2010:
Cash and money market funds	$6,705	$—	$—	$6,705
Commercial paper	2,000	—	—	2,000
U.S. Treasury securities	38,127	1	(3)	38,125

	$46,832	$1	$(3)	$46,830

Reported as:
Cash and cash equivalents				$8,705
Short-term investments				38,125

				$46,830

As of December 31, 2009:
Cash and money market funds	$20,651	$—	$—	$20,651
U.S. Treasury securities	29,916	—	(8)	29,908

	$50,567	$—	$(8)	$50,559

Reported as:
Cash and cash equivalents				$29,695
Short-term investments				20,864

				$50,559

At December 31, 2010 and 2009, the contractual maturities of investments held were one year or less. The Company did not sell any of its investments prior to maturity during the year ended December 31, 2010.

The Company’s restricted cash of $0.3 million at December 31, 2010 is primarily related to contractual obligations of the Company’s credit card program.

4.	Fair Value Measurements

The Company discloses its cash, cash equivalents and short term investments under a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with Codification Topic 820, the following table represents the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis and their level within the fair value hierarchy as of December 31, 2010 and December 31, 2009 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair Value Measurements at December 31, 2010:
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$6,370	$—	$—	$6,370
Commercial paper	2,000	—	—	2,000
U.S. Treasury securities	38,125	—	—	38,125

Total financial assets measured at fair value	$46,495	$—	$—	46,495

Components of cash and cash equivalents not measured at fair value:
Operating cash				335

Total cash and cash equivalents and short-term investments				$46,830

Fair Value Measurements at December 31, 2009:
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$20,037	$—	$—	$20,037
U.S. Treasury securities	29,908	—	—	29,908

Total financial assets measured at fair value	$49,945	$—	$—	49,945

Components of cash and cash equivalents not measured at fair value:
Operating cash				614

Total cash and cash equivalents and short-term investments				$50,559

5.	Inventory

The components of inventories are as follows:

(in thousands)	December 31, 2010	December 31, 2009
Raw materials	$7	$—
Work in process(1)	581	58
Finished goods	198	—

Total inventories	$786	$58

(1)	Included in work in process at December 31, 2010 is $356,000 of product awaiting final packaging.

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The above inventory balances are costs capitalized since the Company received FDA approval for the sale of Qutenza in the US market in the fourth quarter of 2009. Prior to FDA approval, all related US inventory costs were expensed to research and development. On a quarterly basis, the Company analyzes its inventory levels and writes down inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenues. In the year ended December31, 2010, the Company recorded a charge to Cost of goods sold of $0.4 million for Qutenza patches which the Company does not expect to sell prior to their expiration date.

6.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2010	2009
Computer equipment	$745	$555
Leasehold improvements	275	275
Software	373	120
Office furniture and equipment	327	288
Marketing related equipment	149	—
Research equipment	46	44
Construction in progress	146	372

	2,061	1,654
Less: accumulated depreciation and amortization	(1,252)	(915)

Property and equipment, net	$809	$739

Depreciation expense was $343,000, $184,000 and $181,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Construction in progress primarily represents acquisition of software that was not yet placed into service by December 31, 2010.

7.	Long Term Obligation

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

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has the option to pay a prepayment amount to terminate the Financing Agreement at the Company’s election at any time or in connection with a change of control of the Company. Such amount is set at a base amount of $76 million (or $68 million if it is being exercised in connection with a change of control), or, if higher, an amount that generates a specified internal rate of return, as noted below, on the Borrowed Amount as of the date of prepayment, in each case reduced by the Revenue Interest payments received by Cowen Royalty up to the date of prepayment.

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

In addition, in the event of the Company’s default under the Financing Agreement, the Company is obligated to pay to Cowen the borrowed amount together with interest accrued thereon from the effective date of the Financing Agreement, to the date of repayment at an internal rate of return equal to the lesser of the 19% rate of interest or the maximum rate permitted by law, less any Revenue Interest payments received by Cowen Royalty.

The upfront cash receipt of $40,000,000 less a discount of $494,000 in cost reimbursements paid to Cowen Royalty and was recorded as a Long term obligation at issuance. The carrying value of the non-current portion of Long term obligation at December 31, 2010, including accrued interest of $3,133,000, is $42,622,000 and the estimated fair market value is $40,870,000. The Company received $49,000 of royalty payments from Astellas in 2010, and consistent with the provisions of the arrangement, the Company paid that amount to Cowen as a reduction of the obligation. The best estimate of future payments, the timing of which determines the short and long term classification of the obligation under the Financing Agreement, was based upon returning to Cowen Royalty an internal rate of return of 19% through Revenue Interest payments. Under this methodology, the Company recorded interest expense of approximately $5,409,000 during the year ended December 31, 2010. The accrued interest on the Long term debt obligation is presented on the consolidated balance sheet as of December 31, 2010 in two components, the Long term obligation—current portion, which totals $2,222,000 and the remaining $3,133,000 included in Long term obligation.

The Company capitalized $313,000 of debt issuance costs related to the agreement which are being amortized over the term. At December 31, 2010, the unamortized debt issuance costs were $260,000 and are included in “Prepaid expenses and other current assets” and “Other assets” on the Company’s consolidated balance sheet. The Company is accreting the discount of $494,000 to interest expense over the term of the related debt.

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair market value of the Long term obligation was calculated using the income method of valuation. The key assumptions required for the calculation were an estimate of the future royalty revenues to be received from Astellas and an estimated cost of capital. Management’s estimate of the future royalty revenues to be received from Astellas is subject to significant variability due to the recent product launch, regulatory process still to be conducted for significant portions of the Astellas territory and the extended time period associated with the Cowen Financing Agreement, and thus are subject to significant uncertainty.

8.	Notes Payable

In July 2006, the Company entered into a venture loan agreement with two venture finance institutions for an aggregate note payable amount of $10,000,000, of which $5,000,000 was drawn in July 2006 and the remaining $5,000,000 was drawn in September 2006. The loan was fully repaid in January 2010. These notes bore interest at 12.21% and 11.75%, respectively.

A debt premium of $469,000 related to the initial fair value of warrants to purchase 840,000 shares of Series C2 preferred stock issued in connection with the loan agreement was recorded upon issuance of the notes. Upon closing of the Company’s Initial Public Offering, (IPO), in May 2007, these warrants were converted into warrants to purchase 56,000 shares of the Company’s common stock. As of December 31, 2009, the entire debt premium had been fully amortized, and interest expense for the debt premium for the years ended December 31, 2009 and 2008 was $80,000 and $156,000, respectively.

Interest expense, including expense associated with the valuation of warrants, recognized in connection with all loans was $276,000 and $792,000 for the years ended December 31, 2009 and 2008, respectively.

9.	Commitments and Contingencies

Operating Leases

The Company entered into an operating lease in September 2007 for its corporate headquarters, consisting of approximately 26,386 square feet of office space in San Mateo, California. The lease, which expires in July 2012, includes total base rent of $2.3 million, a period of free rent and rent escalation, all of which are accounted for on a straight line basis over the lease term. Also included in the terms of the lease is a tenant improvement allowance of $106,000, which was received in 2009, was recorded to deferred rent and is being amortized on a straight-line basis over the remaining term of the lease. The Company’s obligation under the sublease is secured by a letter of credit in the amount of $240,000, and in accordance with the provisions of the sublease agreement, the Company can reduce the letter of credit, if certain conditions are met, by $40,000 on each of the first three anniversaries of the lease commencement date. As a result of having met these conditions, the Company reduced the letter of credit to $120,000 at December 31, 2010, of which the full amount is secured by a certificate of deposit that is included in the Company’s balance sheet at December 31, 2010 as Restricted cash. The Company has a deferred rent liability of $291,000 as of December 31, 2010, of which $115,000 is classified as a non-current liability.

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rent expense under all operating leases, which also includes rent expense for certain office equipment, was $463,000, $467,000 and $489,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum payments under all noncancelable operating lease obligations are as follows as of December 31, 2010 (in thousands):

Year End December 31,
2011	$634
2012	391
2013	16
2014 and beyond	—

Total minimum lease payments	$1,041

Purchase Obligations

The Company has issued non-cancellable purchase orders to third party manufacturers of Qutenza and NGX-1998 for manufacturing, stability and related services including reimbursable amounts from Astellas for the supply of Qutenza based on the Astellas Agreement. These purchase orders totaled $3.0 million as of December 31, 2010 and included $1.1 million for stability and related services, $1.1 million of commitments related to supply of Qutenza to Astellas, $0.7 million related to product manufacturing costs for the U.S. market, and $0.1 million for the Phase 2 study for NGX-1998. The Company anticipates it will pay $2.5 million, $0.3 million and $0.2 million in the years ended December 31, 2011, 2012, and 2013, respectively, for these obligations. Actual payments for purchases from these third party manufactures were $3.2 million, $1.7 million and $1.7 million during the years ended December 31, 2010, 2009 and 2008, respectively.

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

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2010.

Legal Matters

The Company is subject to various legal disputes that arise in the normal course of business which include or may include employment matters, contract disputes, intellectual property matters, product liability actions, and other matters. The Company does not know whether it would prevail in these matters nor can it be assured that

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any remedy could be reached on commercially viable terms, if at all. Based on currently available information, the Company does not believe that any of these disputes will have a material adverse impact on the Company’s results of operations, liquidity or financial position. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company recorded a $1.0 million charge in 2010 related to intellectual property matters as discussed in Note 10.

10.	License Agreements

Collaboration Agreement—Astellas

In June 2009, NeurogesX entered into the Astellas Agreement granting Astellas an exclusive license to commercialize Qutenza in the Licensed Territory. The Astellas Agreement provided for an upfront payment for past development and the commercialization rights granted, of 30,000,000 Euro, or $41,817,000. In addition, the agreement provided for an upfront payment of 5,000,000 Euro, or $6,970,000, for future development expenses and an option to license NGX-1998, a product candidate in Phase 1 development at that time. Other elements of the Astellas Agreement include future milestone payments of up to 65,000,000 Euro if certain predefined sales thresholds of the products licensed under the agreement are met and royalties, as a percentage of net sales made by Astellas of products under the agreement, with such royalties starting in the high teens and escalating into the mid twenties as revenues increase. The Company is participating on a joint steering committee with Astellas to oversee the development and commercialization activities related to Qutenza and NGX-1998 during the term of the agreement, not to exceed ten years. On the seventh anniversary of the Astellas Agreement, the Company has the unilateral right to opt-out of participation on the joint steering committee. The Astellas Agreement further provides that upon delivery of certain data related to NGX-1998, Astellas may pay two additional NGX-1998 option payments totaling 5,000,000 Euro. Subsequent to Astellas’ exercise of the option to exclusively license NGX-1998 in the Territory, both companies would cooperate on Phase III clinical trials and will share such costs equally.

The Company commenced recognizing revenue related to the upfront and option payments upon transfer of the MA for Qutenza to Astellas, which occurred in September 2009 and accordingly recognized $1,944,000 as Collaboration revenue in the year ended December 31, 2009. In 2010, the Company recognized $7,242,000 as Collaboration revenue related to the upfront and option payments. As of December 31, 2010, the Company had deferred revenue totaling $39,601,000, of which $7,242,000 is reflected as current. The Astellas upfront license fee and option payments are accounted for as a single unit of accounting, and accordingly, such payments will be recognized ratably through June 2016, which is the Company’s estimate of its substantive performance obligation period related to the joint steering committee. Subsequent option exercise payments received, if any, are expected to be recognized ratably over the remaining estimated period of performance.

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

Pursuant to the Supply Agreement, the Company has agreed to provide Astellas with a sufficient supply of Qutenza to support their commercialization efforts until Astellas can establish a direct supply relationship with product vendors. These products will be charged to Astellas at contractually agreed upon costs per unit which are intended to reflect the Company’s direct cost of goods and related internal labor and overhead costs without mark-up for profit. The Company reported amounts received from product transactions net of direct costs incurred as a component of Collaboration revenue.

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010 and 2009, the Company included in Collaboration revenue $287,000 and $62,000 from product transactions, net of direct costs incurred as a component of Collaboration revenue, respectively.

For the year ended December 31, 2010, the Company recognized $49,000 in royalty revenue related to the Astellas Agreement.

University Of California

In October 2000 and as amended, the Company licensed certain patents, including a method patent, from the University of California (“UC”) for prescription strength capsaicin for neuropathic pain. Under the terms of the agreement, the Company is required to pay royalties on net sales of the licensed product up to a maximum of $1,000,000 per annum as well as a percentage of upfront and milestone payments received by the Company from sublicensing the Company’s rights under the agreement (“Sublicense Fee”). As a result of the Astellas license payment received in July 2009, the Company accrued a $1,213,000 sublicense fee to research and development expense during the third quarter of 2009, which was paid in February 2010. The Company recognized $4,000 in royalty expense due to UC for the year ended December 31, 2010 related to Qutenza product sales in the United States.

Two of the three inventors named in the method patent did not assign their patent rights to UC. These non-assigning inventors have made various claims related to inventorship and other matters. In 2010, the Company entered into negotiations with these non-assigning inventors to settle any and all claims and to have them assign their rights related to the method patent and any other related patent rights that may exist at the time we enter into a final binding settlement agreement. The Company anticipates that a final settlement may include the Company issuing stock or stock options to the two non-assigning inventors and making current and future cash payments. The current cash and estimated fair value of the stock or stock options to be issued as part of a potential settlement is currently estimated to approximate $1.0 million. The Company anticipates that approximately 50% of the cash settlement amount will be recovered over time, through a reduction in amounts due to the University of California under the Company’s license agreement with them. During the year ended December 31, 2010, the Company recorded a $1.0 million charge within selling, general and administrative expense representing its estimate of the potential settlement and such amount is included in Other accrued expenses on the consolidated balance sheet.

LTS Lohmann Therapie-Systeme AG

In January 2007, the Company entered into a Commercial Supply and License Agreement (“LTS Agreement”) with LTS Lohmann Therapie-Systeme AG (“LTS”) to manufacture commercial and clinical supply of Qutenza. Under the terms of the agreement, the Company is required to pay a transfer price for product purchased as well as a royalty on net sales of product purchased under the LTS Agreement. Additionally, upon first market approval of Qutenza, the Company is required to make a one time milestone payment of €100,000. During the second quarter of 2009, the Company received market approval of Qutenza in the European Union and as a result, paid LTS a one-time milestone payment of €100,000, or approximately $140,000, which was charged to research and development expense. The Company recognized $12,000 in royalty expense due to LTS Lohmann Therapie-Systeme AG for the year ended December 31, 2010 related to Qutenza product sales in the United States.

The Company’s December 31, 2010 balance sheet includes a liability for royalties due UC and LTS totaling $12,000 related to gross product shipments in the year ended December 31, 2010.

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Stockholders’ Equity

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

2000 Stock Incentive Plan

The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) provides for the grant of incentive and nonstatutory stock options by the board of directors to employees, officers, directors, and consultants of the Company. Incentive stock options may be granted with exercise prices not less than estimated fair value, and nonstatutory stock options may be granted with an exercise price of not less than 85% of the estimated fair value of the common stock on the date of grant. Options granted under the 2000 Plan expire no later than 10 years from the date of grant. Options granted and shares underlying stock purchase rights issued under the 2000 Plan vest over periods determined by the board of directors, generally over four to six years. Unvested shares of common stock purchased under stock purchase rights are subject to a repurchase option by the Company upon termination of the purchaser’s employment or services. The repurchase right lapses over a period of time as determined by the board of directors. At December 31, 2010 and 2009 there were no stock purchase rights outstanding that were subject to a repurchase right by the Company. For certain options, vesting accelerates upon the achievement of specified milestones.

The 2000 Plan automatically terminated on June 5, 2010 as the plan provisions included an automatic termination 10 years after its adoption by the board of directors. The termination does not impact unexercised stock options outstanding.

The 2000 Plan allows for the early exercise of stock options prior to vesting. The Company has issued an aggregate of 11,945 shares of common stock pursuant to the early exercise of stock options, which are not deemed to be issued until those shares vest. As of December 31, 2010 and 2009, all early exercised shares were fully vested.

2007 Stock Plan

The Company’s 2007 Stock Plan provides for the grant of incentive stock options by the Company’s board of directors to employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to its employees, directors and consultants.

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s board of directors has the authority to determine the terms of the awards, including exercise price, the number of shares subject to each such award, the exercisability of the awards and consideration payable upon exercise. Incentive stock options may be granted with exercise prices at least equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option granted under this plan may not exceed ten years, except that with respect to any participant who owns 10% of the voting power of all classes of the Company’s outstanding stock as of the grant date, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the date of grant.

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

The Company’s 2007 Stock Plan also provides for the automatic grant of non-statutory options to the Company’s non-employee directors. Each non-employee director that is newly appointed to the board of directors will receive an initial option to purchase 20,000 shares upon such appointment. Additionally, non-employee directors who have been directors for at least six months will receive a subsequent option to purchase 10,000 shares immediately following each annual meeting of the Company’s stockholders.

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

The Purchase Plan was effective upon the completion of the Company’s IPO, at which time a total of 333,333 shares of the Company’s common stock were made available for sale. Annual increases in the number of shares available for issuance will be made on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year. The annual increases will be equal to the lesser of: (a) 2% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; (b) 533,333 shares; or (c) such other amount as may

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be determined by the Company’s board of directors. During the years ended December 31, 2010, 2009 and 2008, 63,280, 52,510 and 51,217 shares were issued, respectively. As of December 31, 2010, 1,198,843 shares were reserved for future issuance under the Purchase Plan.

The following table summarizes stock option activity under both the 2000 Stock Incentive and 2007 Stock plans:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2007	1,019,638	1,135,365	$5.69
Additional shares authorized	854,954	—	—
Options granted	(486,750)	486,750	$4.37
Options exercised	—	(38,210)	$2.39
Options canceled	190,360	(190,360)	$5.79

Balance at December 31, 2008	1,578,202	1,393,545	$5.31
Additional shares authorized	878,459	—	—
Options granted	(1,061,642)	1,061,642	$3.85
Options exercised	—	(105,247)	$2.76
Options canceled	85,405	(85,405)	$7.68

Balance at December 31, 2009	1,480,424	2,264,535	$4.65
Additional shares authorized	886,297	—	—
Options granted	(1,109,539)	1,109,539	$7.39
Options exercised	—	(79,869)	$3.23
Options canceled	291,712	(291,712)	$7.08

Balance at December 31, 2010	1,548,894	3,002,493	$5.47

Stock-Based Compensation Expense

The Company recognizes stock-based compensation cost for all share-based payments granted subsequent to December 31, 2005. Stock-based compensation expense for awards made to employees and directors is measured at the date of grant, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period. During the years ended December 31, 2010, 2009 and 2008, total stock-based compensation expense recorded was $2,354,000, $2,492,000 and $1,490,000, respectively.

The fair value for the Company’s employee stock options was estimated at the date of grant using the Black-Scholes valuation model with the following average assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected volatility	66%	70%	70%
Expected term (years)	6.0	6.0	6.0
Risk-free interest rate	2.8%	2.2%	3.0%
Dividend yield	0%	0%	0%

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s computation of expected volatility for the years ended December 31, 2010, 2009 and 2008 is based on an average of the historical volatility of a peer-group of similar companies. The Company’s computation of expected term in the years ended December 31, 2010, 2009 and 2008 utilizes the simplified method. The risk-free interest rate for periods within the term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Stock compensation expense relating to options with acceleration of vesting dependent upon the achievement of milestones is recognized on a straight-line basis over a period which is the shorter of:

•	the Company’s evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement; or

•	the otherwise stated time-based vesting period.

The following table represents stock option activity for the year ended December 31, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at beginning of period	2,264,535	$4.65
Granted	1,109,539	7.39
Exercised	(79,869)	3.23
Forfeited	(289,463)	7.08
Expired	(2,249)	5.90

Outstanding options at end of period	3,002,493	$5.47	7.36	$5,193,000

Exercisable options at end of period	1,863,819	$4.71	6.64	$4,472,000

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was $4.53, $2.47 and $2.81 per share, respectively. Total intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $301,000, $511,000, and $45,000, respectively. Cash received from stock option exercises and employee stock purchases under its employee stock purchase plan for the years ended December 31, 2010, 2009 and 2008 were $612,000, $365,000 and $2,447,000, respectively. Because of the Company’s net operating losses, the Company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010, the total unamortized compensation expense related to stock-based awards granted to employees and directors was $5,162,000 and it is expected to be amortized over the next 3.9 years.

The Company accounts for its Purchase Plan as a compensatory plan and recorded compensation expense of approximately $207,000, $67,000 and $118,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated fair value of shares granted under the Purchase Plan was determined at the date of grant using the Black-Scholes pricing model with the following assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected dividend yield	0%	0%	0%
Expected volatility	50 – 89%	56 – 89%	44 – 83%
Expected life (in years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.21 – 0.5%	0.2 – 2.1%	0.8 – 5.0%

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants to Purchase Common Stock

In May 2007, the Company completed its IPO as a result of which all of the existing shares of the Company’s preferred stock were converted to common stock. At the time of the completion of the IPO, the Company had outstanding warrants to purchase 33,600 shares of its Series A preferred stock, 20,000 shares of its Series B preferred stock, and 840,000 shares of its Series C2 preferred stock. Upon closing of the Company’s IPO, warrants to purchase 893,600 shares of the Company’s preferred stock converted to warrants to purchase 59,573 shares of the Company’s common stock. These warrants remain outstanding at December 31, 2010. Of these warrants to purchase 59,573 shares of the Company’s stock, warrants to purchase 56,000 shares of the Company’s common stock automatically exercise in the event of an acquisition of the Company. The Company performed a final remeasurement to determine the fair value of such financial instruments immediately prior to the conversion. The resulting fair value of $426,000 was reclassified to additional paid-in capital during the year ended December 31, 2007.

In connection with the private placement of common stock in December 2007 and January 2008, the Company issued the investors warrants to purchase 1,206,273 share of common stock at $8.034 per share. The warrants became exercisable immediately upon issuance and expire five years from issuance. The fair value of the warrants to purchase 1,091,622 shares of common stock issued in conjunction with the first closing of the private placement in December 2007 was approximately $3,411,000 and was determined using the Black-Scholes method with the following assumptions: expected volatility of 67%, a dividend yield of 0%, a risk-free interest rate of 3.52%, and an expected life of five years. The fair value of the warrants to purchase 114,651 shares of common stock issued in conjunction with the second closing of the private placement in January 2008 was approximately $420,000 and was determined using the Black-Scholes method with the following assumptions: expected volatility of 67%, a dividend yield of 0%, a risk-free interest rate of 3.26%, and an expected life of five years. The fair value of the warrants issued was allocated from the proceeds of the financing. All of the 1,206,273 warrants remain outstanding at December 31, 2010.

12.	Income Taxes

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

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2010	2009
Deferred revenue	$16,392	$—
Accrued expenses and other current assets	1,103	392
Net operating loss carryforward	48,451	47,333
Capitalized research	4,944	6,797
Research and development and other credits	4,867	2,713
Basis difference in fixed assets	260	200
Stock options	1,641	1,394

Total deferred tax assets	77,658	58,829
Valuation allowance	(77,658)	(58,829)

Net deferred tax assets	$—	$—

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $18.8 million and $9.0 million during 2010 and 2009, respectively, and decreased by $2.4 million during 2008. Our deferred tax assets reflect an estimate of the potential limitation of our utilization of our net operating loss carryforwards and research and development and other credits.

As of December 31, 2010, the Company had net operating loss carryforwards for federal income tax purposes of approximately $143.6 million which will begin to expire in the year 2020 and federal research and development tax credits of approximately $4.7 million which will begin to expire in the year 2020. The Company also had orphan drug credits of approximately $2.4 million which will begin to expire in the year 2029.

As of December 31, 2010, the Company had net operating loss carryforwards for state income tax purposes of approximately $145.5 million which will begin to expire in the year 2012 and state research and development tax credits of approximately $4.5 million which have no expiration date.

Utilization of the net operating losses may be subject to substantial annual limitation due to federal and state ownership limitations. The annual limitation could result in the expiration of the net operating losses before utilization.

The Company received payments of $46.8 million from Astellas related to the License Agreement in 2009 and deferred that amount to future years for book purposes. For tax purposes, the Company elected to use the deferral method to reflect the upfront payments from Astellas for tax purposes. In accordance with IRS Revenue Procedure 2004-34, the deferral method allowed the Company to defer this advance payment to 2010 for tax purposes.

The Company utilizes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company classifies interest and penalties as a component of tax expense.

The Company had unrecognized tax benefits of $2.1 million and $1.8 million as of December 31, 2010 and December 31, 2009, respectively, all of which are offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate for the periods presented. There was no interest or penalties accrued at the adoption date or for any period presented. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

The Company files income tax returns in the U.S. federal and various state tax jurisdictions. The tax years 2000 to 2010 remain open to examination by the U.S. and state tax authorities.

NEUROGESX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the change in the unrecognized tax benefits balance from January 1, 2008 to December 31, 2010 is as follows:

(In thousands)	Federal and State Tax
Balance as of January 1, 2008	$2,832
Additions for tax positions related to current year	103
Additions for tax positions related to prior years	(1,307)

Balance at December 31, 2008	1,628
Additions for tax positions related to current year	159
Additions for tax positions related to prior years	7

Balance at December 31, 2009	1,794
Additions for tax positions related to current year	255
Additions for tax positions related to prior years	24

Balance at December 31, 2010	$2,073

13.	Unaudited Quarterly Information

Certain unaudited quarterly financial information for the years ended December 31, 2010 and 2009 is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2010
Product revenue	$—	$33	$197	$458
Collaboration revenue	$1,786	$2,051	$1,854	$1,887
Net Loss	$(9,163)	$(10,233)	$(12,760)	$(12,360)
Basic and diluted net loss per share	$(0.52)	$(0.58)	$(0.72)	$(0.69)

2009
Collaboration revenue	$—	$—	$119	$1,887
Net Loss	$(4,602)	$(5,432)	$(6,756)	$(5,077)
Basic and diluted net loss per share	$(0.26)	$(0.31)	$(0.38)	$(0.29)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our last fiscal year. Management based its assessment on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

There have not been any changes in our internal controls over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all forms that they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal 2010, our executive officers, directors and ten-percent stockholders complied with all applicable filing requirements.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by stockholders	3,002,493	$5.47	3,998,574
Equity compensation plans not approved by stockholders	1,265,846	$8.18	—

Total	4,268,339	$6.27	3,998,574

(1)	The number of authorized shares under the 2007 Stock Plan automatically increases on January 1 of each year by a number of shares equal to the lesser of (i) 1,333,333 shares, (ii) 5.0% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board of Directors. The number of authorized shares under the 2007 Employee Stock Purchase Plan automatically increases on January 1 of each year by a number of shares equal to the lesser of (i) 533,333 shares, (ii) 2.0% of the outstanding shares on such date, or (iii) an amount determined by the Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements (included in Part II of this report):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Stockholders’ Equity (Deficit)

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

None—All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3)	Exhibits:

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(3)	Amendment No. 2 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of August 5, 2010.

4.5(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.6(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.9(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.10(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.11(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

Exhibit Number	Exhibit Title
4.12(2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.13(2)	Form of Warrant to Purchase Common Stock

10.1(4)	2007 Stock Plan as amended.

10.2(1)	2007 Employee Stock Purchase Plan.

10.3(1)	Form of Indemnification Agreement entered into between NeurogesX, Inc. and each of its directors and officers.

10.4(5)	Exclusive License Agreement between NeurogesX, Inc. and The Regents of the University of California, executed as of October 6, 2008.

10.5(1)†	Clinical Supply, Development and License Agreement between NeurogesX, Inc. and LTS Lohmann Therapie-Systeme AG, dated as of January 15, 2004.

10.6(6)†	Manufacturing and Supply Agreement, effective as of August 19, 2008 between NeurogesX, Inc. and Formosa Laboratories, Inc.

10.7(5)†	Commercial Supply and License Agreement with Lohmann Therapie-Systeme AG and NeurogesX, Inc., effective as of January 2007.

10.8(5)	Amended and Restated Executive Employment Agreement by and between NeurogesX, Inc. and Anthony DiTonno, effective as of December 31, 2008.

10.9(5)	Amended and Restated Executive Employment Agreement by and between NeurogesX, Inc. and Stephen Ghiglieri, effective as of December 31, 2008.

10.10(5)	Amended and Restated Executive Employment Agreement by and between NeurogesX, Inc. and Keith Bley, effective as of December 31, 2008.

10.11(5)	Amended and Restated Executive Employment Agreement by and between NeurogesX, Inc. and Michael Markels, effective as of December 31, 2008.

10.12(5)	Amended and Restated Executive Employment Agreement by and between NeurogesX, Inc. and Jeffrey Tobias, effective as of December 31, 2008.

10.13(5)	Amended and Restated Executive Employment Agreement by and between NeurogesX, Inc. and Russell Kawahata, effective as of December 31, 2008.

10.14(5)	Amended and Restated Executive Employment Agreement by and between NeurogesX, Inc. and Susan Rinne, effective as of December 31, 2008.

10.15(7)	Sublease between NeurogesX, Inc. and Oracle USA, Inc., dated September 6, 2007.

10.16(2)	Securities Purchase Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

10.17(8)	Distribution, Marketing and License Agreement between NeurogesX, Inc. and Astellas Pharma Europe Limited, effective as of June 19, 2009.

10.18(8)	Supply Agreement between NeurogesX, Inc. and Astellas Pharma Europe Limited, effective as of June 19, 2009.

10.19(9)†	Financing Agreement between NeurogesX, Inc. and Cowen Healthcare Royalty Partners, L.P., dated as of April 30, 2010.

Exhibit Number	Exhibit Title
23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 98).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2010.
(5)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2009.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2008.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2007.
(8)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on July 1, 2009.
(9)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2010.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(b)	Exhibits

The exhibits listed under Item 14(a)(3) hereof are filed as part of this Form 10-K other than Exhibit 32.1 which shall be deemed furnished.

(c)	Financial Statement Schedules

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

Dated: March 30, 2011

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

Signature	Title	Date

/S/ ANTHONY A. DITONNO Anthony A. DiTonno	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2011

/S/ STEPHEN F. GHIGLIERI Stephen F. Ghiglieri	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Executive)	March 30, 2011

/S/ JEAN-JACQUES BIENAIME Jean-Jacques Bienaimé	Chairman of the Board of Directors	March 30, 2011

/S/ NEIL M. KURTZ Neil M. Kurtz	Director	March 30, 2011

/S/ ROBERT T. NELSEN Robert T. Nelsen	Director	March 30, 2011

/S/ BRAD GOODWIN Brad Goodwin	Director	March 30, 2011

/S/ JOHN ORWIN John Orwin	Director	March 30, 2011

/S/ STEVEN NELSON Steven Nelson	Director	March 30, 2011