Form 10-Q
period 2011-03-31
NeurogesX Inc
filed 2011-05-09
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Number of shares of common stock, $0.001 par value, outstanding as of April 29, 2011: 17,873,878

NEUROGESX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NeurogesX, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,240	$8,705
Short-term investments	30,463	38,125
Trade receivable	623	607
Receivable from collaboration partner	98	65
Inventories	768	786
Prepaid expenses and other current assets	1,770	1,082
Restricted cash	290	290

Total current assets	38,252	49,660

Property and equipment, net	774	809
Other assets	253	261
Restricted cash	120	120

Total assets	$39,399	$50,850

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,674	$1,544
Accrued compensation	1,506	1,867
Accrued research and development	821	582
Other accrued expenses	4,173	3,011
Deferred product revenue, net	563	577
Deferred collaboration revenue	7,261	7,242
Long term obligations-current portion	2,605	2,222

Total current liabilities	18,603	17,045

Non-current liabilities:
Deferred collaboration revenue	30,554	32,359
Deferred rent	67	115
Long term obligations	44,230	42,622

Total non-current liabilities	74,851	75,096
Commitments and contingencies
Stockholders’ deficit:
Common stock	18	18
Additional paid-in capital	215,806	215,220
Accumulated other comprehensive gain (loss)	11	(2)
Accumulated deficit	(269,890)	(256,527)

Total stockholders’ deficit	(54,055)	(41,291)

	$39,399	$50,850

See accompanying notes.

NeurogesX, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Net product revenue	$575	$—
Collaboration revenue	2,595	1,786

Total revenues	3,170	1,786

Operating expenses:
Cost of goods sold	108	—
Research and Development	3,957	2,123
Selling, general and administrative	10,282	8,806

Total operating expenses	14,347	10,929

Loss from operations	(11,177)	(9,143)
Interest income	27	8
Interest expense	(2,200)	(4)
Other income (expense), net	(13)	(24)

Net loss	$(13,363)	$(9,163)

Basic and diluted net loss per share	$(0.75)	$(0.52)

Shares used to compute basic and diluted net loss per share	17,870,347	17,726,153

See accompanying notes.

NeurogesX, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(13,363)	$(9,163)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:

Depreciation	89	77
Amortization of debt issuance costs and accretion of debt discount	20	4
Amortization of investment premiums	257	104
Stock-based compensation	578	574
Changes in operating assets and liabilities:
Trade receivables	(17)	—
Receivable from collaboration partner	(33)	165
Prepaid expenses and other current assets	(687)	(501)
Inventories	19	(589)
Accounts payable	130	774
Accrued compensation	(362)	(991)
Accrued research and development	239	(385)
Accrued license fees	—	(1,213)
Accrued interest payable on long term obligations	1,979	—
Deferred product revenue, net	(14)	—
Deferred collaboration revenue	(1,786)	(1,786)
Deferred rent	(41)	(26)
Other accrued expenses	1,154	3,055

Net cash (used in) provided by operating activities	(11,838)	(9,901)

Investing activities
Purchases of short-term investments	(3,582)	(6,028)
Proceeds from maturities of short-term investments	11,000	10,504
Purchases of property and equipment	(53)	(267)

Net cash (used in) provided by investing activities	7,365	4,209

Financing activities
Repayment of notes payable	—	(191)
Proceeds from issuance of common stock	8	8

Net cash provided by (used in) financing activities	8	(183)

Net (decrease) increase in cash and cash equivalents	(4,465)	(5,875)
Cash and cash equivalents, beginning of period	8,705	29,695

Cash and cash equivalents, end of period	$4,240	$23,820

Supplemental cash flow information
Cash paid for interest	$200	$—

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

The Company’s first commercial product, Qutenza ®, became commercially available in United States and in certain European countries in the first half of 2010. Qutenza, the first prescription strength capsaicin product, is a dermal delivery system designed to treat certain neuropathic pain conditions and was approved by the United States Food and Drug Administration (“FDA”) in November 2009 for the management of postherpetic neuralgia (“PHN”).

In May 2009, Qutenza received a marketing authorization (“MA”) in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, the Company entered into a Distribution, Marketing and License Agreement (the “Astellas Agreement”) with Astellas Pharma Europe Ltd. (“Astellas” or “Collaboration Partner”), under which Astellas was granted an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa (“Licensed Territory”). Qutenza was made available on a country by country basis commencing in April 2010 and by March 31, 2011 was available in nineteen European countries.

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

The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date. The unaudited condensed consolidated interim financial statements and related disclosures have been prepared with the presumption that users of such information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 contained in the Company’s 2010 Form 10-K.

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

Healthcare professionals are generally ordering Qutenza in small quantities only after they have identified a patient for treatment. The Company believes that revenue recognition upon the later of customer shipment to the end user and the date of cash collection is appropriate until the Company has sufficient data on the cash collection and return patterns of its customers. The Company is performing additional procedures to further analyze shipments made by the Company’s customers by utilizing shipping data provided by the Company’s customers to determine when product is shipped by customers to healthcare professionals and are evaluating ending inventories at the Company’s customers each quarter to assess the risk of product returns.

The Company has established terms pursuant to distribution agreements with its customers providing for payment within 120 days of the date of shipment to its specialty distributor customers and 30 days of the date of shipment to its specialty pharmacy customers. Such distribution agreements generally have a term of three years.

The Company had gross shipments of $603,000 for the quarter ended March 31, 2011. The application of the Company’s revenue recognition policy resulted in the recognition of net revenue of $575,000 for the quarter ended March 31, 2011. The Company’s gross shipments are reduced for chargebacks, certain fees paid to distributors and product sales allowances including rebates to qualifying federal and state government programs. At March 31, 2011, net deferred product revenues totaled $563,000.

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

The Company analyzed the multiple element arrangements within the Astellas Agreement, to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. Accounting rules for multiple element arrangements changed for the Company effective January 1, 2011, however, the new rules apply to new arrangements or the Astellas Agreement if the Company was to significantly modify the agreement subsequent to January 1, 2011.

Pursuant to the multiple-element arrangement guidance in effect at the time of the Astellas Arrangement, the Company made the determination of whether an element can be separated or accounted for as a single unit of accounting based on the availability of evidence with regard to standalone value of each delivered element. If the fair value of all undelivered performance obligations can be determined, then all obligations would then be accounted for separately as performed. If any delivered element is considered to either: 1) not have standalone value or 2) have standalone value but the fair value of any of the undelivered performance obligations are not determinable, then any delivered elements of the arrangement would be accounted for as a single unit of accounting and the multiple elements would be grouped and recognized as revenue over the longest estimated performance obligation period.

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

Cost of Goods Sold

Cost of goods sold includes costs to procure, manufacture and distribute Qutenza including certain shipping and handling costs incurred in the distribution channel as well as royalties payable to The Regents of the University of California, or UC, and Lohmann Therapie-Systeme AG or LTS. Costs associated with the manufacture of Qutenza prior to FDA approval were previously expensed as research and development in the period incurred. Cost of goods sold associated with deferred product revenue will be deferred and recognized in the same period as the associated product revenue. At March 31, 2011, the Company had deferred Cost of goods sold of $55,000.

Trade Receivables

Trade accounts receivable are recorded net of allowances for customer chargebacks related to government rebate programs, doubtful accounts and sales returns. Estimates for customer chargebacks for government rebates and sales returns are based on contractual terms, historical trends and the Company’s expectations regarding the utilization rates for these programs. The estimate for the Company’s allowance for doubtful accounts is determined based on existing contractual payment terms, historical payment patterns of the Company’s customers and individual customer circumstances. To date, the Company has not determined that an allowance for uncollectible accounts receivable has been required.

Inventories

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consist of raw materials, work in process and finished goods. Raw materials include certain starting materials used in the production of the active pharmaceutical ingredient of Qutenza. Work in process includes the bulk inventory of the active pharmaceutical ingredient, patches and cleansing gel of Qutenza that are in the process of being manufactured or have completed manufacture and are awaiting final packaging, including related internal labor and overhead costs. Finished goods include the final packaged kits that contain the Qutenza patch and cleansing gel and that are ready for commercial sale. Qutenza received FDA approval for sale in the United States during the fourth quarter of 2009; costs incurred prior to FDA approval had been recorded as research and development expense on the Company’s condensed consolidated statement of operations. On a quarterly basis, the Company analyzes its inventory levels against forecasted sales volumes, which are subject to change, and writes down inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenues.

Comprehensive Loss

The Company reports comprehensive loss and its components as part of total stockholders’ deficit. Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale investments. For the three months ended March 31, 2011 and 2010, comprehensive loss was as follows:

	Three Months Ended March 31,
	2011	2010
Net loss	$(13,363)	$(9,163)
Changes in unrealized gains	13	7

Total comprehensive loss	$(13,350)	$(9,156)

The fluctuation in accumulated other comprehensive income represents the net change in fair value for invested assets as a result of changes in interest rates and other factors affecting fair value and as a result of unrealized gains. The cumulative effect of these periodic fluctuations is reflected as accumulated other comprehensive gain (loss) on the accompanying condensed consolidated balance sheets.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period less the weighted average unvested common shares subject to repurchase and without consideration of common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and common stock equivalents outstanding for the period, less the weighted average unvested common shares subject to repurchase. For purposes of this calculation, warrants and options to purchase common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2011	2010
	(in thousands except share and per share data)
Numerator:
Net loss	$(13,363)	$(9,163)

Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	17,870,347	17,726,153

Basic and diluted net loss per share	$(0.75)	$(0.52)

	March 31,
	2011	2010
Common stock equivalents not included in diluted net loss per share because their effect will be anti-dilutive:
Options to purchase common stock	3,958,649	2,791,906
Warrants outstanding	1,265,846	1,265,846

	4,644,495	4,057,752

Recently Issued and Adoption of New Accounting Standards

Not Yet Adopted

None.

Adopted in 2011

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements . This guidance modifies previous guidance for multiple element arrangements by allowing the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling price for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price is not available. In addition, the residual method of allocating arrangement consideration is no longer permitted. This ASU is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption was permitted. The Company adopted this ASU on January 1, 2011 and the adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements. The Company currently only has one revenue agreement with multiple elements, the Astellas Agreement. If the Company was to enter into new multiple element arrangements or make a material modification to the Astellas Agreement after January 1, 2011, the contract would be accounted for under the provisions of ASU No. 2009-13.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (ASC Topic 605): Milestone Method of Revenue Recognition (“ASU No. 2010-17”). This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the

Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU No. 2010-17 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010, and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented. On January 1, 2011, the Company prospectively adopted and elected the Milestone Method of Revenue Recognition as its accounting policy for substantive milestones achieved after the adoption date. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Company commenced recognizing revenue related to the upfront and option payments upon transfer of the MA for Qutenza to Astellas, which occurred in September 2009. The Company recognized $1,786,000 as Collaboration revenue related to the upfront and option payments for both of the three month periods ended March 31, 2011 and 2010. As of March 31, 2011, the Company had deferred revenue totaling $37,815,000 of which $7,261,000 is reflected as current. The Astellas upfront license fee and option payments are accounted for as a single unit of accounting, and accordingly, such payments will be recognized ratably through June 2016, which is the Company’s estimate of its substantive performance obligation period related to the joint steering committee. Subsequent option exercise payments received, if any, are expected to be recognized ratably over the remaining estimated period of performance.

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

For the three months ended March 31, 2011, the Company included in Collaboration revenue $609,000 from product supply transactions, net of direct costs incurred as a component of Collaboration revenue. The Company did not recognize any collaboration revenue for product transactions in the three months ended March 31, 2010 and does not anticipate reporting significant revenues from supply transactions in the future.

For the three months ended March 31, 2011, the Company recognized $200,000 in royalty revenue related to the Astellas Agreement. The Company recognizes royalty revenue from Astellas on a quarter lag basis , thus these royalties relate to Astellas sales of Qutenza in the fourth quarter of 2010.

UNIVERSITY OF CALIFORNIA

In October 2000 and as amended, the Company licensed certain patents, including a method patent, from the University of California (“UC”) for prescription strength capsaicin for neuropathic pain. Under the terms of the agreement, the Company is required to pay royalties on net sales of the licensed product up to a maximum of $1.0 million per annum as well as a percentage of upfront and milestone payments received by the Company from sublicensing the Company’s rights under the agreement (“Sublicense Fee”). The Company recognized $3,000 in royalty expense due to UC for the three months ended March 31, 2011 related to Qutenza product sales in the United States.

Two of the three inventors named in the method patent did not assign their patent rights to UC. These non-assigning inventors have made various claims related to inventorship and other matters. In 2010, the Company entered into negotiations with these non-assigning inventors to settle any and all claims and to have them assign their rights related to the method patent and any other related patent rights that may exist at the time the Company enters into a final binding settlement agreement. The Company anticipates that a final settlement may include the Company issuing stock or stock options to the two non-assigning inventors and making current and future cash payments. The current cash and estimated fair value of the stock or stock options to be issued as part of a potential settlement is currently estimated to be approximately $1.0 million. The Company anticipates that approximately 50% of the cash settlement amount will be recovered over time, through a reduction in amounts due to the University of California under the Company’s license agreement with them. During the year ended December 31, 2010, the Company recorded a $1.0 million charge within selling, general and administrative expense representing its estimate of the potential settlement.

LTS LOHMANN THERAPIE-SYSTEME AG

In January 2007, the Company entered into a Commercial Supply and License Agreement (“LTS Agreement”) with LTS Lohmann Therapie-Systeme AG (“LTS”) to manufacture commercial and clinical supply of Qutenza. Under the terms of the agreement, the Company is required to pay a transfer price for product purchased as well as a royalty on net sales of product purchased under the LTS Agreement. The Company recognized $10,000 in royalty expense due to LTS Lohmann Therapie-Systeme AG for the three months ended March 31, 2011 related to Qutenza product sales in the United States.

The Company’s March 31, 2011 balance sheet includes a liability for royalties due UC and LTS totaling $13,000 related to gross product shipments in the three months ended March 31, 2011.

Note 4. Cash and Cash Equivalents and Short-Term Investments

The following are summaries of cash, cash equivalents and short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2011:
Cash and money market funds	$4,240	$—	$—	$4,240
Commercial paper	3,567	1	—	3,568
U.S. Treasury securities	26,885	10	—	26,895

	$34,692	$11	$—	$34,703

Reported as:
Cash and cash equivalents				$4,240
Short-term investments				30,463

				$34,703

As of December 31, 2010:
Cash and money market funds	$6,705	$—	$—	$6,705
Commercial paper	2,000	—	—	2,000
U.S. Treasury securities	38,127	1	(3)	38,125

	$46,832	$1	$(3)	$46,830

Reported as:
Cash and cash equivalents				$8,705
Short-term investments				38,125

				$46,830

At March 31, 2011 and December 31, 2010, the contractual maturities of investments held were less than one year. The Company did not sell any of its investments prior to maturity during the three months ended March 31, 2011 or March 31, 2010.

Note 5. Inventories

The components of inventories are as follows (in thousands):

	March 31, 2011	December 31, 2010
Raw Materials	$7	$7
Work in process	556	581
Finished Goods	205	198

Total inventories	$768	$786

Note 6. Fair Value Measurements

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

In accordance with Codification Topic 820, the following table represents the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis and their level within the fair value hierarchy as of March 31, 2011 and December 31, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Fair Value Measurements at March 31, 2011:
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$3,852		$—	$—	$3,852
Commercial paper	3,569		—	—	3,569
U.S. Treasury securities	26,895		—	—	26,895

Total financial assets measured at fair value	$34,316	$		$—	$34,316

Operating cash					387

Total cash and cash equivalents and short-term investments					$34,703

Fair Value Measurements at December 31, 2010:
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$6,370		$—	$—	$6,370
Commercial paper	2,000		—	—	2,000
U.S. Treasury securities	38,125		—	—	38,125

Total financial assets measured at fair value	$46,495		$—	$—	$46,495

Operating cash					335

Total cash and cash equivalents and short-term investments					$46,830

Note 7. Stockholders’ Equity

2007 Stock Plan

During the three months ended March 31, 2011, the Company granted options to purchase a total of 452,700 shares of the Company’s common stock to employees and officers with a fair value of $1.3 million, which is expected to be amortized through 2015. Employees were granted options to purchase 350,200 shares of the Company’s common stock with a fair value of $980,000, and officers were granted options to purchase 102,500 shares of the Company’s common stock with a fair value of $317,000.

Additionally, in February 2011, the Company granted options to purchase a total of 580,000 shares of the Company’s common stock in the form of market-based stock options with vesting tied to stock price targets to employees and officers. The fair value of these options is $2.1 million and is estimated at the grant date using a Monte Carlo valuation methodology. The fair value of these options is expected to be amortized through 2015. Employees were granted 90,000 market-based stock options with a fair value of $328,000, and officers were granted 490,000 market-based stock options with a fair value of $1.8 million. For the three months ended March 31, 2011 the Company recognized $102,000 of stock-based compensation expense related to these market-based options.

Stock-Based Compensation Expense

The Company recognizes stock-based compensation cost for all share-based payments. Stock-based compensation cost for awards made to employees and directors is measured at the date of grant, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period. The Company has elected to use the Black-Scholes option valuation model to estimate the fair value of stock options for all options granted except for the market-based stock options granted in February 2011. The Company used the Monte Carlo valuation method to estimate the fair value of market-based stock options.

The following tables show the assumptions used to compute stock-based compensation expense for stock options granted to employees and members of the board of directors, excluding market-based stock option grants, and the assumptions used to compute stock-based compensation expense for the Company’s Employee Stock Purchase Plan (“ESPP”) for the three-month periods ended March 31, 2011 and 2010 using the Black-Scholes valuation model:

	Three Months Ended March 31,
	2011	2010
Stock Options
Expected dividend yield	0%	0%
Expected volatility	66%	72%
Expected life (in years)	6.0	6.0
Risk-free interest rate	2.5%	2.8%

ESPP
Expected dividend yield	0%	0%
Expected volatility	55 – 58%	46 – 89%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	0.2 – 0.4%	0.1 – 1.0%

The following table shows the assumptions used to compute stock-based compensation expense for market-based stock options granted to employees during the three-month period ended March 31, 2011 using the Monte Carlo valuation model:

Stock Options
Expected dividend yield	0%
Expected volatility	70%
Expected life (in years)	3.5 – 4.25
Risk free interest rate	3.5%

Non cash stock based compensation expenses included in the operating expenses for the three months ended March 31, 2011 and March 31, 2010 were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Research and development expenses	$203	$152
Selling, general and administrative expenses	375	422

Total	$578	$574

Note 8. Long Term Obligation

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

In addition, in the event of the Company’s default under the Financing Agreement, the Company is obligated to pay to Cowen the borrowed amount together with interest accrued thereon from the effective date of the Financing Agreement, to the date of repayment at an internal rate of return equal to the lesser of the 19% rate of interest or the maximum rate permitted by law, less any Revenue Interest payments received by Cowen Royalty. Under the Financing Agreement, an event of default includes standard insolvency and bankruptcy terms, including a failure to maintain liquid assets equal to at least the Company’s liabilities due and payable during the following three months.

The upfront cash receipt of $40,000,000 less a discount of $494,000 in cost reimbursements paid to Cowen Royalty was recorded as a Long term obligation at issuance. The carrying value of the non-current portion of the Long term obligation at March 31, 2011, including accrued interest of $4,680,000, is $44,230,000 and the estimated fair market value is $40,920,000. The carrying value of the non-current portion of the Long term obligation at December 31, 2010, including accrued interest of $3,083,000, was $42,622,000 and the estimated fair market value was $40,870,000. The Company received $200,000 of royalty payments from Astellas in the three months ended March 31, 2011, and consistent with the provisions of the arrangement, the Company paid that amount to Cowen as a reduction of the obligation. The best estimate of future payments, the timing of which determines the short and long term classification of the obligation under the Financing Agreement, was based upon returning to Cowen Royalty an internal rate of return of 19% through Revenue Interest payments. Under this methodology, the Company recorded interest expense of approximately $2,200,000 during the three months ended March 31, 2011. The accrued interest on the Long term debt obligation is presented on the condensed consolidated balance sheets as of March 31, 2011 in two components, the Long term obligation-current portion, which totals $2,605,000 and the remaining $4,680,000 included in Long term obligation. At December 31, 2010, the Long term obligation-current portion was $2,222,000 and the remaining $3,083,000 was included in Long term obligation.

The Company capitalized $313,000 of debt issuance costs related to the agreement which are being amortized over the term. At March 31, 2011 and December 31, 2010, the unamortized debt issuance costs were $284,000 and $292,000, respectively, and are included in “Prepaid expenses and other current assets” and “Other assets” on the Company’s consolidated balance sheet. The Company is accreting the discount of $494,000 to interest expense over the term of the related debt.

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

Note 9. Commitments and Contingencies

The Company has issued non-cancellable purchase orders to third party manufacturers of Qutenza and NGX-1998 for manufacturing, stability and related services including reimbursable amounts from Astellas for the supply of Qutenza based on the Astellas Agreement. These purchase orders totaled $2.1 million as of March 31, 2011 and included approximately $1.0 million for stability and related services, $0.6 million related to product manufacturing costs for the U.S. market, $0.3 million of commitments related to supply of Qutenza to Astellas, and $0.1 million for the Phase 2 clinical study for NGX-1998. The Company will record these amounts in its financial statements when title to the applicable materials has transferred to the Company.

Note 10. Subsequent event

On April 29, 2011, the Company announced the planned retirement of Anthony DiTonno, the Company’s President and Chief Executive Officer, by December 31, 2011. In connection with Mr. DiTonno’s retirement, the Company’s Board of Directors approved accelerating the vesting of options to purchase the Company’s common stock held by Mr. DiTonno by 12 months upon termination of his employment or consulting services, if any.

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

•	the sufficiency of existing resources to fund our operations beyond December 31, 2011;

•	efforts to expand the scope of indications in which our capsaicin-based product candidates are approved and may be marketed;

•	the scope and size of research and development efforts and programs, including with respect to development of additional product candidates;

•	our proposed distribution and sales strategies including our plans for sales, marketing and manufacturing;

•	anticipated development of NGX-1998 and other potential product candidates;

•	the potential benefits of, and markets for, our product candidates;

•	losses, costs, expenses, expenditures, cash flows and cash usage;

•	gross margin expectations;

•	potential competitors and competitive products;

•	patents and our and others’ intellectual property; and

•	expected future sources of revenue and capital.

We undertake no obligation to, and expressly disclaim any obligation to, revise or update the forward-looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, which are more fully described in the section of this quarterly report entitled “Risk Factors”, including, but not limited to, those risks and uncertainties relating to:

•	our ability to build and manage an effective sales force and supporting infrastructure to successfully commercialize Qutenza

•	physician or patient reluctance to use Qutenza or payer coverage for Qutenza and for the procedure to administer it, which may impact physician utilization of Qutenza;

•	our ability to obtain additional financing if necessary;

•	our ability to obtain adequate pricing and sufficient insurance coverage and reimbursement;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates;

•	Astellas’ ability and efforts to effectively commercialize Qutenza in the territory covered by the Astellas Agreement;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.

When used in this quarterly report, unless otherwise indicated, “NeurogesX,” “the Company,” “we,” “our” and “us” refers to NeurogesX, Inc. and its subsidiaries.

Qutenza® and Neurogesx® are registered trademarks in the United States. We have also applied for these trademarks in several other countries. Other service marks, trademarks and trade names referred to in this quarterly report are the property of their respective owners.

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

In May 2009, Qutenza received a marketing authorization, or MA, in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, we entered into a Distribution, Marketing and License Agreement, or the Astellas Agreement, under which we granted Astellas an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa, which we refer to as the Licensed Territory. Qutenza was made available on a country by country basis commencing in April 2010, and by March 31, 2011 was available in nineteen European countries. We believe that Astellas plans to introduce Qutenza in additional European Union countries as well as non-European Union countries within its territory during the remainder of 2011. We recognize royalty revenue based upon Astellas’ reported net sales of Qutenza in the Licensed Territory. We recognize royalty revenue from Astellas on a quarter lag basis due to timing of Astellas reporting such royalties to us.

We plan to submit a supplemental new drug application, or sNDA, in 2011 in pursuit of a label expansion for Qutenza in the United States. The label expansion would include patients with HIV-associated neuropathy, or HIV-AN, also known as HIV-distal sensory polyneuropathy, or HIV-DSP. The submission is expected to utilize data from two completed Phase 3 studies in patients with HIV-AN, one of which did not meet its primary endpoint. Our plans for continued Qutenza development efforts with respect to PDN are being evaluated in light of Astellas’ plans for market support studies and satisfaction of the European Medicines Agency, or EMA, post-approval regulatory commitments.

In November 2010, we treated the first patient in a Phase 2 clinical study of NGX-1998, a liquid formulation of high-concentration capsaicin, in patients with PHN. The Phase 2, adaptive-design, clinical study is being conducted in two stages. The objective of the study is to select the appropriate pretreatment and concentration of NGX-1998 for further evaluation in a Phase 3 clinical program. The first stage is designed to determine the shortest tolerable anesthetic pretreatment regimen and was completed in the quarter ended March 31, 2011. The second stage has begun and is designed to evaluate two NGX- 1998 dose concentrations using the pretreatment regimens determined during stage 1. Based on the results from the first stage, the second stage of the study is being conducted without the use of a topical anesthetic pretreatment regimen. The Astellas Agreement provides Astellas an option to exclusively license NGX-1998 in the Licensed Territory. If Astellas exercised such option, it is obligated under the Astellas Agreement to perform certain tasks, as are we, on the Phase 3 clinical trials and it would be responsible for 50% of the costs incurred for Phase 3 clinical development.

In April 2011, we announced that we received a Notice of Allowance from the U.S. Patent and Trademark Office for its patent entitled, “Methods and Compositions for Administration of TRPV1 Agonists.” The allowed claims include method of use, formulation and system claims. The patent, scheduled to issue from this application, is expected to expire in 2024, with an expected extension of the patent term in excess of two years due to patent term adjustment.

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

To date we have not generated any significant product revenues and have funded our operations primarily by selling equity securities, establishing debt facilities and through the Astellas Agreement. Our net loss for the quarter ended March 31, 2011 was $13.4 million and as of March 31, 2011 we had an accumulated deficit of $269.9 million. We had cash, cash equivalents and short-term investments totaling $34.7 million at March 31, 2011 and during the quarter ended March 31, 2011, we used cash of $11.8 million in operating activities. We expect to continue to incur annual operating losses for the foreseeable future, and expect that our operating loss for the year ending December 31, 2011 will be consistent with our operating loss for the year ended December 31, 2010, as we continue our sales and marketing efforts relating to Qutenza in the United States, conduct the Phase 2 clinical study and other development activities of NGX-1998 and pursue a label expansion for Qutenza in the U.S.

In April 2010, we borrowed $40.0 million from Cowen Healthcare Royalty Partners, L.P., or Cowen Royalty, pursuant to a Financing Agreement, referred to as the Financing Agreement, and under the terms of such agreement we agreed to repay Cowen Royalty up to $106 million by assigning Cowen Royalty one hundred percent of royalty, milestone, option and other payments that we may receive under the Astellas Agreement until our repayment obligation is satisfied in full.

We anticipate that our existing cash and investments will be sufficient to meet our projected operating requirements beyond December 31, 2011.

On April 29, 2011, we announced the planned retirement of Anthony DiTonno, the Company’s President and Chief Executive Officer, by December 31, 2011 and initiated a formal executive search for a Chief Executive Officer.

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

While our significant accounting policies are described in more detail in Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

We have established terms pursuant to distribution agreements with our specialty distributor customers providing for payment within 120 days of the date of shipment to our specialty distributor customers and 30 days of the date of shipment to our specialty pharmacy customers. Such distribution agreements generally have a term of one year.

We had gross shipments of $603,000 for the quarter ended March 31, 2011. The application of the above revenue recognition policy resulted in the recognition of net revenue of $575,000 for the quarter ended March 31, 2011. Our gross shipments are reduced for chargebacks, certain fees paid to distributors and product sales allowances including rebates to qualifying federal and state government programs. At March 31, 2011, net deferred product revenues totaled $563,000.

Revenue from the Astellas Agreement

In June 2009, we entered into the Astellas Agreement which provides for an exclusive license by us to Astellas for the promotion, distribution and marketing of Qutenza in the Licensed Territory, an option to license NGX-1998, a product candidate that is a non-patch liquid formulation of capsaicin, in the Licensed Territory, participation on a joint steering committee and, through a related supply agreement entered into with Astellas, or Supply Agreement, supply of product until direct supply arrangements between Astellas and third party manufacturers are established, some of which we anticipate to occur in mid-2011. Revenue under this arrangement includes upfront non-refundable fees and may also include additional option payments for the development of and license to NGX-1998, milestone payments upon achievement of certain product sales levels and royalties on product sales.

We analyzed the multiple element arrangements within the Astellas Agreement, to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting utilizing the accounting guidance in effect when the agreement is signed or materially changed. Accounting rules for multiple element arrangements changed for us effective January 1, 2011, however, the new rules apply to new arrangements or the Astellas Agreement if we were to significantly modify the agreement subsequent to January 1, 2011. Pursuant to the multiple-element arrangement guidance in effect at the time of the Astellas Arrangement, the Company made the determination of whether an element can be separated or accounted for as a single unit of accounting based on the availability of evidence with regard to standalone value of each delivered element. If the fair value of all undelivered performance obligations could be determined, then all obligations would then be accounted for separately as performed. If any delivered element was considered to either: not have standalone value or have standalone value but the fair value of any of the undelivered performance obligations are not determinable, then any delivered elements of the arrangement would be accounted for as a single unit of accounting and the multiple elements would be grouped and recognized as revenue over the longest estimated performance obligation period.

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

Additionally, we can earn milestone payments from Astellas if Astellas achieves certain sales levels as outlined in the Astellas Agreement. As these payments are contingent on Astellas’ performance, they are excluded from the single unit of accounting discussed above. The milestones will be recorded as revenue when earned as we have no remaining contractual performance obligation.

We recognize revenue net of related costs for collaboration supplies sold to Astellas upon the product being delivered to Astellas. The revenue and related costs of the product supplied to Astellas are included in Collaboration revenue. Prior to delivery to Astellas, the costs accumulated for the manufacturing of the collaboration supplies are included as Prepaid expenses on our balance sheet.

Stock-Based Compensation

We account for our stock-based compensation in accordance with the fair value recognition provisions of current authoritative guidance. Under the authoritative guidance, stock-based awards, including stock options, are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. Because non-cash stock compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods.

We estimate the fair value of options granted using either the Black-Scholes option valuation model or a Monte Carlo valuation model and the assumptions used in such estimate are shown in Note 7 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The Monte Carlo valuation model was utilized to value the market based options granted to our officers and certain employees in February 2011. Significant judgment is required on the part of management in determining the proper assumptions used in these models. The assumptions used in the Black-Scholes option valuation model include the risk free interest rate, expected term, expected volatility and expected dividend yield. The assumptions used in the Monte Carlo valuation model include the risk free interest rate, expected term, expected volatility and expected dividend yield. We base our assumptions on historical data where available or when not available, on a peer group of companies. These assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore subject to management’s judgment.

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

Long Term Obligation

On April 30, 2010, we entered into the Financing Agreement (with Cowen Royalty. Under the terms of the Financing Agreement, we borrowed $40 million from Cowen Royalty, or the Borrowed Amount, and we agreed to repay such amount together with a return to Cowen Royalty, out of royalty, milestone, option and certain other payments, collectively referred to as the Revenue Interest, that we may receive under the Astellas Agreement.

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

We are also required to make assumptions for the calculation of the estimated fair market value of the Long term obligation disclosed in the footnotes to our financial statements. The key assumptions required for the estimated fair market value calculation are estimates of the amounts and timing of the future royalty revenues and other payments to be received from Astellas, the amount and timing of payments to Cowen Royalty to repay the Borrowed Amount and an estimated cost of capital

The estimate of the future royalty revenues and other payments to be received from Astellas is subject to significant variability due to the recent product launch, regulatory processes still to be conducted for significant portions of the Astellas territory and the extended time period associated with the Financing Agreement, and thus are subject to significant uncertainty. For further discussion of this long term obligation, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Results of Operations

In November 2009, we received marketing approval from the FDA for Qutenza for the management of neuropathic pain associated with PHN. In April 2010, we launched Qutenza in the United States. We are marketing and selling Qutenza in the United States through a team of approximately 40 sales professionals. We have established a distribution network to allow healthcare providers to access Qutenza through specialty distributors and specialty pharmacies. We are marketing Qutenza to high volume prescribing physicians who treat PHN patients in private practices, hospitals, military treatment facilities and veterans associations. Our approach requires considerable time and effort to educate and train physicians and their staff prior to their initial Qutenza treatments.

We commenced recording collaboration revenue for the upfront payments from Astellas in 2009, when the upfront payment of $48.8 million received from Astellas became nonrefundable as a result of our transfer of the Qutenza MA to Astellas. We recognized $1.8 million of the upfront payment as revenue in each of the first quarters of 2011 and 2010. As of March 31, 2011, we have $37.8 million remaining in deferred collaboration revenue which will be recognized on a straight line basis over the remaining service period of the joint steering committee, which we estimate will expire in June 2016. Under our Supply Agreement with Astellas, we are obligated to supply product, at a contractual price which approximates our cost, until such time as Astellas establishes its own supply relationship.

As of March 31, 2011, Astellas has made Qutenza commercially available in nineteen European countries and Astellas has informed us that it is continuing its focus on intensive site training on a country by country basis. In the first quarter of 2011, Qutenza sales were initiated in Poland and the Czech Republic. We believe that Astellas plans to expand Qutenza availability in the European Union and seek regulatory approvals in certain countries in the remainder of the Licensed Territory in 2011.

Cost of goods sold includes the cost of products sold, costs associated with services provided by our third-party logistics partner for managing the shipping, billing and other administrative functions associated with the distribution channel and also includes royalty obligations due to our intellectual property licensors, the University of California, or UC, and LTS Lohmann Therapie-Systeme AG, or LTS. We recognize costs associated with our third party logistics provider in the period in which those costs are incurred, however, costs to manufacture product and royalty obligations due to third parties are deferred and recognized in the period in which the associated revenue is recognized. Costs associated with the manufacture of Qutenza prior to regulatory approval were previously expensed in the period in which those costs were incurred. We believe that the effect on cost of goods sold of previously expensed materials prior to approval is immaterial as compared to what cost of goods sold would have been if such costs were expensed in the period that the product was sold.

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

We commence tracking the separate, external costs of a project when we determine that a project has a reasonable chance of entering clinical development. Senior management discusses the possibility of entering clinical development, along with the possibility of meeting other regulatory milestones, throughout the development cycle. These discussions include consideration of the costs and time required to bring the project to market and potential market acceptance for a product from the project, if one receives marketing approval. We do not maintain and evaluate research and development costs by specific therapeutic indications within a program due to the difficulties in allocating such costs to specific indications. We use our internal research and development resources across several projects and many resources may not be attributable to specific projects or indications. Thus, we do not allocate the internal resources to specific development programs.

In the three months ended March 31, 2011 and 2010, our research and development costs totaled $4.0 million and $2.1 million, respectively. The following table reflects the distribution of our research and development costs by development program:

	Three months ended March 31; (in thousands)
	Qutenza	NGX- 1998	Acetaminophen Prodrug and Opioid Prodrug	Internal costs	Total
2011	$577	$1,320	$20	$2,040	$3,957

2010	209	158	1	1,755	2,123

The process of conducting preclinical testing and clinical trials necessary to obtain marketing approvals in the United States and other regions is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, patient enrollment, manufacturing capabilities, successful clinical results, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when or to what extent we will generate revenues from commercialization and sale of any of our unapproved product candidates. In November 2010, we treated the first patient in a Phase 2 clinical study of NGX-1998. NGX-1998 is our most advanced product candidate and costs to complete development of NGX-1998 could be significant. Pursuant to the Astellas Agreement, we might receive future option payments related to this program at Astellas’ election; however, we are obligated to pay any such amounts to Cowen Royalty under the terms of the Financing Agreement. Further, if Astellas exercises its option to license NGX-1998, the Astellas Agreement provides for Astellas to be responsible for 50% of the costs incurred for Phase 3 clinical development. If we do not obtain regulatory approval for NGX-1998 or our other product candidates, or for other indications for Qutenza, our ability to achieve additional revenue, our operating results, and our financial position will be adversely affected. We expect that our annual 2011 research and development costs will increase as compared to 2010 as we expand development activities for NGX-1998 including the on-going Phase 2 clinical study and work to file an sNDA for Qutenza’s label expansion to cover patients with HIV-AN.

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

Comparison of the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,		$ Increase	% Increase
(in thousands)	2011	2010	(Decrease)	(Decrease)
Product revenue	$575	$—	$575	100%
Collaboration revenue	2,595	1,786	809	45%
Cost of goods sold	108	—	108	100%
Research and development expenses	3,957	2,123	1,834	86%
Selling, general and administrative expenses	10,282	8,806	1,476	17%
Interest income	27	8	19	238%
Interest expense and other	2,213	28	2,185	7803%

Product Revenue. Due to limited history of product returns and cash collections from our customers, (specialty distributors and specialty pharmacies), we recognize revenue for Qutenza at the later of the time our customers ship product to healthcare professionals and cash collections received by us from our customers. We recorded gross shipments of Qutenza to our customers totaling $603,000 in the first quarter of 2011. Based on our revenue recognition methodology, we recognized $575,000 as Qutenza revenue for the first quarter 2011. We have deferred product revenue of $563,000 at March 31, 2011 which is reported net of associated cost of goods sold of $55,000 in our condensed consolidated balance sheet as of March 31, 2011.

Collaboration Revenue. Collaboration revenue of $2.6 million recorded in the three months ended March 31, 2011 consisted of $1.8 million of the amortization of upfront payments received pursuant to the Astellas Agreement, $0.6 million of Collaboration revenue under our Supply Agreement with Astellas and $0.2 million in royalty income. Collaboration revenue of $1.8 million was recorded in the three months ended March 31, 2010 for the amortization of upfront payments received under the Astellas Agreement.

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

Cost of goods sold. Cost of goods sold totaled $108,000 for the three months ended March 31, 2011. Cost of goods sold includes the cost of products sold, fixed costs associated with services provided by our third-party logistics partner for managing the shipping, billing and other administrative functions associated with the distribution channel and also includes royalty obligations due to our intellectual property licensors, UC and LTS. During the three month period ended March 31, 2011, the cost of finished goods sold includes fixed costs of $57,000. As our product revenues increase over time, we expect that our gross margin will improve to approximately 90%.

Research and Development expenses. Research and development expenses increased $1.9 million, or 86%, to $4.0 million for the three months ended March 31, 2011, from $2.1 million for the same period in 2010. This increase is primarily due to $1.0 million higher costs related to our Phase 2 clinical study and non-clinical development costs for NGX-1998. In addition, we incurred $0.3 million of higher costs in 2011 associated with our pursuit of a label expansion for Qutenza to cover the HIV-AN indication in the United States. We also incurred higher expense of $0.1 million in each employee and temporary help expense versus the prior year period.

Selling, General and Administrative expenses. Selling, general and administrative expenses increased $1.5 million, or 17%, to $10.3 million for the three months ended March 31, 2011, from $8.8 million for the same period in 2010. We incurred $1.8 million higher salary, benefit, support and travel costs in the three months ended March 31, 2011 related to the sales force versus the prior year period as we hired most of our sales force on March 1, 2010, just prior to the launch of Qutenza in the United States, and thus they were in place for only a portion of the prior year quarter. In addition, we incurred higher costs of $0.9 million in the 2011 period for marketing events and professional services costs of $0.4 million. These higher costs were partially offset by lower marketing materials costs of $1.2 million and training costs of $0.3 million as we incurred significant Qutenza launch related costs in the three months ended March 31, 2010.

Interest expense. Interest expense was $2.2 million for the three months ended March 31, 2011 as compared to $4,000 for the same period in 2010. This increase was primarily due to interest on the $40.0 million Long term obligation related to the Financing Agreement entered into with Cowen Royalty, in April 2010.

Liquidity and Capital Resources

Since our inception through March 31, 2011, we have funded our operations primarily by selling equity securities, establishing debt facilities and through a collaboration agreement with Astellas. In May 2007, we completed an initial public offering of our common stock which resulted in net cash proceeds, after deducting total expenses including underwriting discounts and commissions and other-offering related expenses, of $38.1 million. In December 2007, we completed the first closing of a private placement of our common stock and warrants resulting in net cash proceeds of $21.5 million and in January 2008, we completed the second and final closing of this private placement of our common stock and warrants resulting in net cash proceeds of $2.3 million. In April 2010, we borrowed $40.0 million under a Financing Agreement with Cowen Royalty.

As of March 31, 2011, we had approximately $34.7 million in cash, cash equivalents and short-term investments. We also had working capital, adjusted to exclude the current portion of non-cash deferred revenue of approximately $7.8 million, of $27.4 million. Our cash and investment balances are generally held in money market funds and obligations of U.S. government agencies. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to capital preservation and liquidity. Further, to reduce portfolio risk, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. Our investment holdings at March 31, 2011 consist of $26.9 million in U.S. Treasury, $4.2 million in cash and money market funds and $3.6 million in commercial paper.

Net cash used in operating activities was $11.8 million and $9.9 million in the first quarter of 2011and 2010, respectively. The increase in cash used in operating activities in 2011 as compared to 2010 resulted primarily from funding the sales force for an entire quarter and our Phase 2 clinical trial for NGX-1998 which commenced in November 2010. Included in net cash used in operating activities are net changes in assets and liabilities affecting cash. We anticipate that cash used in operating activities will remain at similar quarterly levels as the first quarter of 2011 over the remainder of 2011.

Net cash provided by investing activities was $7.4 million and $4.2 million in the quarters ended March 31, 2011 and 2010, respectively. Investing activities consisted primarily of the purchase, sale and maturity of marketable securities and to a lesser extent, the purchase of capital equipment.

Fluctuations in our investing activities have primarily been driven by the timing and receipt of proceeds from financing activities. We expect that property and equipment expenditures in for the remainder of 2011 will remain at historical levels.

Net cash provided by financing activities in the quarter ended March 31, 2011 was $8,000 due to employees exercising stock options. Net cash used in financing activities in the quarter ended March 31, 2010 was $0.2 million and represents the final payment on our venture loan financing.

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

At March 31, 2011, we had $34.7 million in cash, cash equivalents and short-term investments. We anticipate that our operating expenses may slightly increase from recent levels for the remainder of 2011. We anticipate that cash used in operating activities for the entire year may increase in 2011 as compared to 2010 as a result of our efforts to increase sales of Qutenza in the United States while conducting the Phase 2 clinical study of NGX-1998 and pursing a label expansion for Qutenza in the United States. We anticipate that our existing cash and investments will be sufficient to meet our projected operating requirements beyond December 31, 2011.

If we were to default under the Financing Agreement with Cowen Royalty, we are obligated to pay to Cowen Royalty the borrowed amount together with interest accrued thereon from the effective date of the Financing Agreement, to the date of repayment at an internal rate of return equal to the lesser of the 19% rate of interest or the maximum rate permitted by law, less any Revenue Interest payments received by Cowen Royalty. Under the Financing Agreement, an event of default includes standard insolvency and bankruptcy terms, including a failure to maintain liquid assets equal to at least our liabilities due and payable during the following three months.

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

Contractual Obligations

We have issued non-cancellable purchase orders to third party manufacturers of Qutenza and NGX-1998 for manufacturing, stability and related services including reimbursable amounts from Astellas for the supply of Qutenza based on the Astellas Agreement. These purchase orders totaled $1.5 million as of March 31, 2011 and included approximately $1.0 million for stability and related services, $0.3 million of commitments related to supply of Qutenza to Astellas, $0.1 million related to product manufacturing costs for the U.S. market, and $0.1 million for the Phase 2 clinical study for NGX-1998. We plan to record these amounts in our financial statements when title to the applicable materials has transferred to us.

Recently Issued and Adoption of New Accounting Standards

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements . This guidance modifies previous guidance for multiple element arrangements by allowing the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence, or VSOE, or third party evidence, or TPE, of selling price for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price is not available. In addition, the residual method of allocating arrangement consideration is no longer permitted. This ASU is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption was permitted. We adopted this ASU on January 1, 2011 and the adoption of the new guidance did not have a material impact on our consolidated financial statements. We currently only has one revenue agreement with multiple elements, the Astellas Agreement. If we were to enter into new multiple element arrangements or make a material modification to the Astellas Agreement after January 1, 2011, the contract would be accounted for under the provisions of ASU No. 2009-13.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition-Milestone Method (ASC Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in Emerging Issues Task Force Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the FASB Accounting Standards Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU No. 2010-17 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010, and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented. On January 1, 2011, we prospectively adopted and elected the Milestone Method of Revenue Recognition as its accounting policy for substantive milestones achieved after the adoption date. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our Form 10-K filed for the year ended December 31, 2010.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business

Our success depends on our ability to effectively commercialize our product Qutenza ® (capsaicin) 8% patch.

Our product Qutenza ® (capsaicin) 8% patch, was approved by the FDA in November 2009 for the management of neuropathic pain associated with PHN. Our commercial success depends on our ability to successfully launch and commercialize Qutenza in the United States. Prior to receiving FDA marketing approval, our commercialization activities were limited and, as a result, many of our proposed activities to create product awareness or promote market acceptance have only recently been initiated and as such their effect may take some time to be realized, if at all. Although we launched Qutenza in April 2010, we may not know how effective our launch is until six to eight quarters after the launch date, if at all, due to Qutenza’s nature as an office administered product, its expected duration of effect resulting in prolonged periods between product use for a particular patient, and due to our targeted commercialization strategy. Additionally, successful commercialization of Qutenza will depend on a number of factors as further discussed in this Risk Factors section, which include risks related to obtaining adequate reimbursement, continuing to devote sufficient management and financial resources to maintain a qualified sales force, continuing to build infrastructure to support commercial operations and ensuring sufficient product supply. There can be no assurance that we will be able to continue to devote sufficient financial resources to hire, retain and manage the personnel required to maximize the commercial potential of Qutenza or that such commercialization will result in significant product sales of Qutenza. If the commercial launch of Qutenza does not meet our expectations, it would significantly and negatively impact our revenue and results of operations. In addition, we are establishing inventory levels of Qutenza based upon our expectations of future product sales. If actual product sales are significantly lower than our expectations, our inventory levels may be excessive. If Qutenza supplies remain in inventory for significantly longer than anticipated, such supplies may not be suitable for sale due to expiration of their shelf lives, which would require us to write off the cost of such expired product.

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

As a result of this approach, we do not expect to initially market Qutenza to a large number of healthcare professionals. While we may expand our sales and marketing efforts if financial and other resources allow, our initial focused strategy may result in reduced market penetration by Qutenza and lower product revenues in the near, and potentially longer term. As a result, our financial results and our stock price could suffer.

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

Any products we or our contract manufacturers manufacture or distribute under FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP, regulations which impose procedural and documentation requirements upon us and each third party manufacturer we utilize. This ongoing regulation and evaluation results in an obligation on us to continually evaluate the manufacturing process, the applicability of our analytical methods and the specifications that are used to release product for sale and evaluate long term stability of our product to ensure they continue to meet their objective of ensuring that such processes and methods enable the consistent manufacture of product that meets regulatory approved specifications. This process often results in identification of matters that can result in changes to specifications, analytical methods and manufacturing processes as part of normal and ongoing process improvement. This process can also identify matters that can have significant implications including the potential for reduction in applicable product shelf life, suspension of product commercialization, or requirement of product recalls, all of which would have a material adverse effect on us. We are undertaking such ongoing process improvement processes with our contract manufacturers and we cannot assure you that the outcome of such initiatives will not have a material effect on our business.

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

The Astellas Agreement requires us to expend resources in support of our commercial relationship with Astellas. Although we believe that our contractual arrangement with Astellas provides for reimbursement for many of these activities, the time and financial costs of managing such a relationship can be significant and may occur at a time when we are executing the commercialization of Qutenza in the United States.

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

We rely, in part, on the market exclusivity afforded orphan drugs for the commercialization of Qutenza in the United States. The FDA has granted us orphan drug status with regard to Qutenza for the management of neuropathic pain in patients with PHN and as a consequence, Qutenza is entitled to orphan exclusivity—

that is, for seven years, the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances. Additionally, the FDA has granted us orphan drug status for HIV-AN, an indication for which we currently do not have an FDA-approved product. We may be unable to obtain orphan drug designations for any additional product candidates or exclusivity for any future product candidates or our potential competitors may obtain orphan drug exclusivity for capsaicin-based products competitive with our product candidates in indications other than PHN before we do, in which case we may be excluded from that market for the exclusivity period. In addition, orphan drug designation previously granted may be withdrawn under certain circumstances. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it if a competitive product based on the same active compound is shown to be clinically superior to our product. Although obtaining FDA approval to market a product with orphan exclusivity can be advantageous, there can be no assurance that it would provide us with a significant commercial advantage.

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

A product intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for such a condition may be submitted to the FDA for “fast track” designation. Although we received fast track designation from the FDA for Qutenza for the treatment of HIV-AN, and the indication is eligible for priority review, there is no assurance when we file an sNDA for Qutenza in HIV-AN that we will experience a faster development process, review process or approval, compared to conventional FDA standards, or that the product will be approved for such indication at all. We plan to submit the supplemental NDA in 2011, however, we may find no benefit in the fast track designation afforded the HIV-AN indication.

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

Even though certain of our clinical trials for Qutenza met their primary endpoints, certain other studies have not met their primary endpoints, and if we or our collaborator decide to conduct clinical trials for indications in which our prior clinical trials did not meet their endpoints the new trials may similarly not succeed, which would adversely impact our long term success.

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

We are highly dependent on the principal members of our management and scientific staff. The competition for skilled personnel among biopharmaceutical companies in the San Francisco Bay Area is intense and the employment services of our scientific, management and other executive officers are terminable at-will. If we lose one or more of these key employees, our ability to implement and execute our business strategy successfully could be seriously harmed. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. For example, on April 29, 2011, we announced the planned retirement of Anthony DiTonno, our President and Chief Executive Officer, by December 31, 2011. We initiated a formal executive search for a Chief Executive Officer, however there can be no assurance that our search will be successful in identifying a proper candidate, that a candidate will accept the position on terms acceptable to us or how long such a search will take to perform. We do not carry key man life insurance on any of our key personnel.

Risks Related to Our Finances and Capital Requirements

We have incurred operating losses in each year since inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have incurred operating and net losses each year since our inception in 1998. Our net loss for the quarter ended March 31, 2011 was approximately $13.4 million and as of March 31, 2011 we had an accumulated deficit of approximately $269.9 million. We had cash, cash equivalents and short-term investments totaling $34.7 million at March 31, 2011, and for the quarter ended March 31, 2011, we used cash of approximately $11.8 million in operating activities. We expect to continue to incur losses for several years, as we commercialize Qutenza and continue other research and development activities. If Qutenza does not achieve market acceptance in the United States or the European Union, we will not generate significant product related revenue. We cannot assure you that we will be profitable even if Qutenza is successfully commercialized. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

If we do not raise additional capital, we may be forced to delay, reduce or eliminate our commercialization efforts or development programs.

Our future capital requirements will depend on, and could increase significantly as a result of many factors, including:

•	the success of the commercialization of our products and the amount of revenue we generate;

•

the costs of establishing, maintaining and expanding sales and marketing infrastructure, distribution capabilities and a sales force and other market support functions such as medical affairs and pharmacovigilance;

•	the conduct of manufacturing activities including the manufacture of commercial product supply and clinical product supply;

•	the costs of carrying out our obligations under our commercial arrangement with Astellas;

•	our ability to establish and maintain strategic collaborations, including licensing, distribution and other arrangements that we have or may establish;

•	our ability to meet our obligation under the Financing Agreement with Cowen Royalty including liquidity maintenance requirements;

•	the progress of our development programs including the number, size and scope of clinical trials and non-clinical development;

•	the costs and timing of additional regulatory approvals;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

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

In addition, if we were to default under the Financing Agreement with Cowen Royalty we are obligated to immediately pay to Cowen Royalty the borrowed amount together with interest accrued thereon from the effective date of the Financing Agreement to the date of repayment at an internal rate of return equal to the lesser of the 19% rate of interest or the maximum rate permitted by law, less any Revenue Interest payments received by Cowen Royalty. Under the Financing Agreement, an event of default includes standard insolvency and bankruptcy terms, including a failure to maintain liquid assets equal to at least our liabilities due and payable during the following three months. If we were required to pay the amounts due under a default to Cowen Royalty, we would be required to find an alternate source of capital from which to draw funds and there can be no assurances that we would be able to do so.

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

Although we believe that we would have valid defenses to allegations that our current product candidates, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties of which we are aware, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent or other intellectual property rights that might be infringed by our products, trademarks or activities. There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Our competitors or other patent or intellectual property holders may assert that our products or trademarks and the methods we employ are covered by their intellectual property rights. For example, in 2009 we received a letter indicating a possible trademark conflict for Qutenza from a company claiming that our trademark was similar to theirs. While we believe that these assertions do not have merit and that we have defenses to them, there can be no assurance that we will be successful in defending our trademark. We intend to continue to use the Qutenza trademark and to vigorously defend our use of such trademark against such assertions. These parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages or possibly prevent us from commercializing our product candidates using the Qutenza trademark which would have a significant negative effect on the Qutenza launch and global commercialization efforts. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit, or if a trademark infringement suit were brought against us or our collaboration partner Astellas, we or Astellas could be forced to cease using the name Qutenza in connection with our product.

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

The stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	failure to meet market expectations with respect to the launch of Qutenza by us in the United States and by Astellas in the European Union;

•	inability of us and Astellas to successfully commercialize Qutenza in the United States and the Licensed Territory, respectively;

•	potential inability to preserve or raise sufficient capital to maintain our operations;

•	potential negative stock market reaction in the event we raise or attempt to raise additional equity capital;

•	failure to meet revenue estimates and revenue growth rates;

•	actual or anticipated quarterly variations in our results of operations or those of our collaborators or competitors;

•	third-party healthcare reimbursement policies or determinations;

•	product recalls, reported incidents of unanticipated adverse effects with respected to Qutenza, or other negative publicity related to Qutenza;

•	general economic conditions and slow or negative growth of our expected markets;

•	delay in entering, or termination of, strategic partnership relationships;

•	our ability to meet our obligation under the Financing Agreement with Cowen Royalty including liquidity maintenance requirements;

•	failure or delays in entering additional product candidates into clinical trials or in commencing additional clinical trials for current product candidates;

•	results from and any delays related to the clinical trials for our product candidates;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock or the discontinuation of one or more securities analysts’ research coverage for our stock;

•	inclusion in or removal from stock indices such as the Russell 3000;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	changes in governmental statutes or regulations or in the status of our regulatory approvals;

•	market conditions in the life sciences sector; and

•	any major change in our board or management.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and their affiliates and 5% stockholders beneficially own or control approximately 60% of the outstanding shares of our common stock as of March 31, 2011 (after giving effect to the exercise of all of their outstanding vested options and warrants exercisable within 60 days of such date). Accordingly, these executive officers, directors and their affiliates and significant stockholders acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Dated: May 9, 2011	NEUROGESX, INC.
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