Form 10-K/A
period 2010-12-31
NeurogesX Inc
filed 2011-06-30
CIK 1385830

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

The number of shares outstanding of the Registrant’s common stock on May 31, 2011 was 17,927,638 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

NeurogesX, Inc. (“NeurogesX,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 30, 2011 (“Form 10-K”).

We are filing this Amendment to re-file the complete text of the item for which we have corrected information, as follows: Part III, Item 11, Executive Compensation: the sub-section of “Executive Compensation – Summary Compensation Table” has corrected amounts for the 2010 compensation for Option Award and the sub-section of “Executive Compensation – Outstanding Equity Awards” has a corrected number of shares for one outstanding option.

This Amendment contains currently dated certifications of our Chief Executive Officer and Chief Financial Officer.

This Amendment does not reflect events occurring after the filing of the Form 10-K, or after the filing of the definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on April 26, 2011 (the “Proxy Statement”), and does not update disclosures contained in either the Form 10-K or Proxy Statement, or modify or amend the Form 10-K or Proxy Statement except as specifically described in this explanatory note.

NEUROGESX, INC.

FORM 10-K/A

Year Ended December 31, 2010

Amendment No. 1

INDEX

Page
PART III	2
ITEM 11. EXECUTIVE COMPENSATION	2

PART IV	21
ITEM 15. Exhibits and Financial Statement Schedules	21

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

-i-

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

Compensation Philosophy and Objectives.

The Committee believes that the most effective executive compensation program is one that is designed to reward achievement and that aligns its executives’ compensation with the interests of the Company’s stockholders by rewarding achievement of goals and objectives that the Committee believes are important to the long term creation of value in the Company. The Company’s executive compensation program is designed to recruit and retain individuals with the skills necessary for the Company to achieve its business objectives and to motivate and reward those individuals fairly over time with compensation programs that promote achievement of, and contribution to, those objectives. To that end, named executive officer compensation has three main components: base compensation, or salary; annual bonus awards which are based upon specific goals and objectives to be established and approved by the Board of Directors; and stock option awards which may contain vesting or vesting acceleration features upon attainment of specific operational or stock price goals which are predetermined by the Committee. In addition, the Company provides the named executive officers a variety of benefits that are generally available to all salaried employees. The Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long term and currently paid out compensation, between cash and non-cash compensation or among different forms of non-cash compensation. However, the Committee’s philosophy is to have a significant portion of an employee’s compensation be performance-based while keeping base salary compensation at a competitive level.

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

During 2010, the Committee was advised by Setren, Smallberg and Associates, Inc., an independent executive compensation consulting firm, (“Setren Smallberg”). The Committee retained Setren Smallberg in early 2010 to advise on the impending promotions, title changes and compensation adjustments related to the Company’s named executive officers when considering their expanded responsibilities as the Company progressed from a pre-commercial enterprise to a commercial enterprise. The Committee also received information from Setren Smallberg on how to value, in future compensation, the significant milestones achieved by the Company in 2009 such as obtaining U.S. Food and Drug Administration approval to sell Qutenza in the United States and entering into a commercialization agreement for Qutenza in the European Union and certain other countries.

The Committee has been advised by Setren Smallberg on a recurring basis including a detailed compensation review of the named executive officers in 2008. Setren Smallberg utilized a representative number of publicly-held companies in the life science industry (the “Peer Companies”) as a basis for the information they provided to the Committee. The Peer Companies were:

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

The Company purchases and reviews an executive compensation survey of companies in the life science and high technology industries in the San Francisco Bay Area from Radford Analytic Services (“Radford”) on an annual basis. The Committee intends to continue the Company’s practice of engaging executive compensation consultants from time to time to aid in compensation related evaluations.

Role of Named Executive Officers in Compensation Decisions.

The Chief Executive Officer aids the Committee by providing recommendations regarding the compensation of all named executive officers other than himself. The Committee uses analyses of cash and equity compensation prepared by the Chief Executive Officer to establish general budgetary guidelines for aggregate annual employee cash compensation. These analyses typically include evaluation of external benchmarks and the Radford survey. For 2011 and 2010, the Chief Executive Officer then allocated compensation in his discretion among individual executives and employees on a case by case basis. The Committee formally approved salary and stock option grants for the named executive officers including the Chief Executive Officer. In addition, for compensation of named executive officers and employees other than the Chief Executive Officer, annual performance review by such officer’s or employee’s manager was conducted to provide input about such individual’s contributions to the Company’s goals and objectives for the period being assessed. For the Chief Executive Officer, such review was conducted by the Committee. For compensation decisions regarding grants of equity compensation, including vesting schedules and in some cases milestones providing for accelerated vesting if such milestones are achieved, relating to employees other than to our Chief Executive Officer, the Committee typically considers recommendations from the Chief Executive Officer and other members of management. To date, the Chief Executive Officer and Chief Financial Officer have typically attended the Committee meetings, except for the portion of the meetings where the Committee is discussing their compensation or performance.

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

Salary increases awarded to named executive officers effective January 1, 2010 were based upon achievement of corporate objectives in 2009, additional roles and increased responsibilities for certain named executive officers, significant performance in certain areas of responsibility, and market comparisons of salary levels for the San Francisco Bay Area life science industry. In addition to the additional roles and increased responsibilities, the Committee noted that the Company had out-performed the Committee’s expectations on 2009 corporate objectives and that salary increases should therefore provide a financial reward above the 3% to 4% average annual salary increases reflected in the marketplace based on a high level of achievement. The 2010 salary increases as a percentage of 2009 base salary, and the additional considerations of the Committee for each named executive officer, were as follows:

•

Anthony A. DiTonno, President, Chief Executive Officer, received a 22.0% increase, from $348,427 to $425,000. The increase reflected Mr. DiTonno’s overall responsibility for the high level of achievement of the Company in 2009, and his management of the

Company’s successful efforts to enable commercialization of Qutenza. It was also noted that Mr. DiTonno’s responsibilities for the Company would increase as a result of the shift of the Company’s operations from research and development to commercialization.

•

Stephen F. Ghiglieri, Executive Vice President, Chief Operating Officer, Chief Financial Officer, received a 9.7% increase, from $310,000 to $340,000. The increase reflected Mr. Ghiglieri’s undertaking expanded responsibilities in 2009, and his significant role in establishing the Company’s commercial partnership with Astellas and managing the Company’s operations under budget and utilizing lower than expected cash resources.

•

Jeffrey K. Tobias, M.D., Executive Vice President, Research and Development, Chief Medical Officer, received an 8.4% increase, from $332,100 to $360,000. The increase reflected Mr. Tobias’ undertaking expanded responsibilities in 2009 and his leadership role in obtaining marketing approval for Qutenza in the United States and the European Union.

•

Michael E. Markels, Senior Vice President, Commercial and Business Development, received a 9.6% increase, from $260,000 to $285,000. The increase reflected the significant increase of Mr. Markels’ expected responsibilities as the Company ramped up post-approval commercialization efforts for Qutenza, and Mr. Markels significant role in establishing the Company’s commercial partnership with Astellas.

Salary increases awarded to named executive officers effective January 1, 2011 were generally at 3%. The Committee recognized the significant increases in base compensation earned by the named executives in January 2010, due to their expanded responsibilities and the committee believed the base salary increases in January 2011 should return to a market based level consistent with the San Francisco Bay Area life science industry. The Committee’s believes that a significant portion of the named executives overall compensation should be performance based and thus continues to emphasis the setting of corporate goals and evaluating performance against those goals. As more fully described below under Bonus Compensation, the Committee determined a 60% achievement level for the 2010 corporate objectives, and this was also considered when determining the 2011 increase in base compensation. The Committee also utilizes their knowledge of salary levels for executive officers in the San Francisco Bay Area life science industry. The 2011 salary increases as a percentage of 2010 base salary were as follows:

•	Anthony A. DiTonno, President, Chief Executive Officer, received a 3.0% increase, from $425,000 to $437,800.

•	Stephen F. Ghiglieri, Executive Vice President, Chief Operating Officer, Chief Financial Officer, received a 3.0% increase, from $340,000 to $350,200.

•	Jeffrey K. Tobias, M.D., Executive Vice President, Research and Development, Chief Medical Officer, received a 3.0% increase from $360,000 to $370,800.

•	Michael E. Markels, Senior Vice President, Commercial and Business Development, received a 3.0% increase from $285,000 to $293,600.

The Committee otherwise targeted an approximate overall 3% salary increase for 2011 base salaries for all employees, which it believes, based upon a review of the benchmarking data, was representative of overall increases in the Company’s local market.

Bonus Compensation.

The Company also rewards individual as well as corporate performance through the implementation of a performance bonus plan. Bonuses are paid to employees based on attainment of specific corporate goals which are established in consultation with the Committee, such as achievement of financial, operational, clinical and regulatory milestones, corporate partnering goals and adherence to operating budgets, as well as individual goals agreed to in advance with the employee’s manager. Individual goals are designed to support the attainment of the specified corporate goals.

In conjunction with the review performed by the third party executive compensation consultant that was engaged to assist the Committee, the Committee determined that an annual bonus program is a key feature of the overall compensation programs for public life sciences companies. In addition to a desire to have compensation programs that are competitive in the market, the Committee believes that the Company’s compensation programs should provide a performance incentive that aligns executives’ and other employees’ interests with those of stockholders. As a result, the Committee has undertaken efforts to maintain an annual bonus program. In these efforts to date, the Committee has determined the target bonuses for the executives as percentages of base salary. These percentages for the calendar year 2010 were as follows:

•	Anthony A. DiTonno, 50%,

•	Stephen F. Ghiglieri, 35%,

•	Jeffrey K. Tobias, M.D., 35%, and

•	Michael E. Markels, 30%.

The Committee also determined the following as the 2010 corporate objectives under the 2010 bonus plan:

•	Qutenza launched in the United States during the first half of 2010.

•	Re-initiate the clinical program for product candidate NGX-1998 and enroll the first patient in a Phase 2 study in the second half of 2010.

•	Evaluate and conclude on the regulatory strategy for a possible Qutenza label expansion for HIV-AN including meeting with the Food and Drug Administration.

•	Expand Ex-United States commercial partnerships to either Latin America or Asia.

•	Achieve a targeted dollar level of gross factory sales of Qutenza in the United States.

•	Achieve a targeted dollar level of pretax income, adjusted for non-cash stock based compensation charges.

•	Obtain financing as required to operate into future periods.

Each of the first four corporate objectives was given a weight of 10% for evaluation of achievement for bonus determination purposes and each of the remaining three objectives was given a 20% weight. The Committee did not establish any individual performance goals for named executive officers under the 2010 bonus plan. All bonus determinations for named executive officers were expected to be made on the basis of overall achievement of corporate objectives as determined by the Committee.

On September 23, 2010, the Committee reviewed the 2010 objectives and the performance to date against these objectives and specifically Mr. DiTonno’s performance and the probability of attainment of the objectives over the remainder of the year. Following the review, the Committee approved a partial bonus of $100,000 for Mr. DiTonno to be paid during the third quarter of 2010 with the remainder of the bonus to be paid in the first quarter of 2011. A bonus payment of $100,000 was made to Mr. DiTonno on September 30, 2010.

In January 2011, the Committee evaluated the Company’s progress against 2010 corporate objectives and recommended to the Board of Directors the establishment of a bonus pool. Based upon the Committee’s evaluation of the attainment of corporate objectives, while noting that the Chief Executive Officer and named executive officers had all significantly contributed to the attainment of those objectives, the Committee recommended to the Board of Directors the amount of bonus to be paid to the Chief Executive Officer and each of the other named executive officers. In its evaluation of 2010 corporate objective achievement, the Committee noted that the Company’s performance met certain of the original expectations set forth in the corporate objectives listed above as follows:

•	Qutenza launched in the United States during the first half of 2010 – objective fully met.

•	Re-initiate the clinical program for product candidate NGX-1998 and enroll the first patient in a Phase 2 study in the second half of 2010 – objective fully met.

•	Evaluate and conclude on the regulatory strategy for a possible Qutenza label expansion for HIV-AN including meeting with the Food and Drug Administration – objective fully met.

•	Expand Ex-United States commercial partnerships to either Latin America or Asia– objective not met.

•	Achieve a targeted dollar level of gross factory sales of Qutenza in the United States– objective not met.

•	Achieve a targeted dollar level of pretax income, adjusted for non-cash stock based compensation charges – objective partially met.

•	Obtain financing as required to operate into future periods – objective partially met.

In recognition of the achievement levels noted above, the Committee recommended bonuses of 60% of the executive target bonuses identified above to be paid in cash. Cash bonuses paid to named executive officers in February 2011 were:

•	Anthony A. DiTonno, $27,500 (as noted above, $100,000 was paid in September 2010 such that the total bonus payment was $127,500),

•	Stephen F. Ghiglieri, $71,400,

•	Michael E. Markels, $51,300, and

•	Jeffrey K. Tobias, M.D., $75,600.

The Committee also recommended to the Board of Directors certain corporate objectives as a basis for establishment of the 2011 Bonus Plan. The amount of the 2011 target bonus to be paid to the named executive officers will be determined primarily on the basis of achievement of corporate goals in 2011. These goals include specific performance goals related to the Company’s cash balance, net loss, budgeted revenue, intellectual property development, regulatory process, and corporate development, among other provisions. The percentages for the calendar year 2011 are as follows:

•	Anthony A. DiTonno, 50%,

•	Stephen F. Ghiglieri, 35%,

•	Jeffrey K. Tobias, M.D., 35%, and

•	Michael E. Markels, 30%.

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

All new employees, including the Company’s named executive officers, receive stock option grants when they are hired. The number of shares underlying stock option grants for new hires is intended to be competitive in the Company’s industry and its local market and is used as a recruiting tool as the Committee believes that equity compensation is a significant consideration for employees’ decisions to accept employment offers with the Company, particularly for named executive officers. Typically, stock option grants to new employees vest at the rate of 25% after the first year of service with the remainder vesting ratably over the subsequent 36 months, although some executive new hires in recent years have also contained vesting acceleration provisions related to attainment of key corporate objectives, such as clinical development and regulatory objectives for our product candidates and other operational and business goals. In addition, the Committee generally reviews the Company’s equity compensation programs annually, with a view to ensuring that the Company’s named executive officers and employees continue to have a meaningful stake in the Company’s long term success. To that end, annual stock option grants to named executive officers have historically contained two components: a time based vesting component (usually, monthly vesting over 48 months) and a component that vests on the six year anniversary of the grant subject to acceleration of vesting based upon attainment of key corporate objectives, determined as described above. In 2011, a new type of option was granted to the named executive officers where the options’ vesting is tied to stock price performance. The Committee and the Board of Directors also grant equity awards from time to time for what are considered highly significant corporate achievements. Such awards are generally vested in full on the date of grant. The size of such awards is less subject to benchmarking and other processes noted above than it is to general notions of what the Committee or Board of Directors considers suitable under the circumstances given the importance of the achievement and the contributions of the individuals involved with such achievement. After assessment by the Committee, all option grants are either recommended to the Board of Directors for approval, or if approved for grant by the Committee, communicated to the Board of Directors at the next Board of Directors’ meeting.

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

In January 2010, the Committee recommended, and the Board of Directors approved, stock option grants to the following named executive officers as follows:

•	Anthony A. DiTonno, 80,000 shares,

•	Stephen F. Ghiglieri, 60,000 shares,

•	Jeffrey K. Tobias, M.D., 50,000 shares, and

•	Michael E. Markels, 30,000 shares.

These January 2010 option grants vest evenly over 48 months and the number of shares underlying such options and vesting terms were determined based upon the Committee’s review of the Company’s performance in 2009, a review of equity ownership similarly situated executives among Peer Companies (with a view toward maintenance of executive equity ownership at approximately the 50th percentile), the increased responsibility of Messrs. Ghiglieri and Markels and Dr. Tobias in 2010, a general sense of the marketplace as determined in the discretion of the Committee and the desire of the Committee to provide incentives for management retention.

In January 2010, as part of the 2009 bonus program achievement, the Committee recommended and the Board of Directors approved that the portion of the named executives’ annual bonus exceeding approximately 100% of their target bonus amount be paid in fully vested stock options in the interest of preserving the Company’s cash resources. With regard to the stock options granted for the noncash component of the 2009 bonus, the number of shares underlying these stock options was determined by dividing the bonus exceeding approximately 100% of their target by the Company’s closing stock price on January 15, 2010, multiplied by a factor of two. The Company’s closing stock price on January 14, 2010, which was also the exercise price of these stock options, was $7.10. The number of fully vested stock options granted to the named executive officers on January 14, 2010 for 2009 performance was:

•	Anthony A. DiTonno, 12,291 shares,

•	Stephen F. Ghiglieri, 5,457 shares, and

•	Michael E. Markels, 3,661 shares.

In February 2011, the Committee recommended, and the Board of Directors approved, stock option grants to our named executive officers as follows:

•	Anthony A. DiTonno, 30,000 shares,

•	Stephen F. Ghiglieri, 25,000 shares,

•	Jeffrey K. Tobias, M.D., 25,000 shares, and

•	Michael E. Markels, 22,500 shares.

These option grants were determined based upon the Committee’s review of the Company’s performance in 2010. These options vest evenly over 48 months.

Additionally, in February 2011, the Committee recommended, and the Board of Directors approved, performance-based stock option grants with vesting tied to stock price milestones. The Committee believes that this stock option grant provides incentive to the named executives to provide long term stock value appreciation to the benefit of the stockholders and the named executives. The Committee believes that it is appropriate to align compensation for the named executives with stockholder returns. The number of options granted with vesting tied to stock price milestones to our named executive officers as follows:

•	Anthony A. DiTonno, 125,000 shares,

•	Stephen F. Ghiglieri, 130,000 shares,

•	Jeffrey K. Tobias, M.D., 125,000 shares, and

•	Michael E. Markels, 110,000 shares.

Severance and Change of Control Payments.

The Company’s named executive officers are entitled to severance payments equal to from 9 to 18 months of base salary, target bonus and full acceleration of stock option and restricted stock vesting if the named executive officer’s employment is terminated without cause by an acquiring company, or, for certain reasons, by the named executive officer, within 18 months following a change of control of the Company. The named executive officers are also entitled to severance equal to 12 months of base salary and additional option exercise periods if the Company terminates their employment other than for cause or if the named executive officer terminates his employment for good reason prior to a change in control or after 18 months following a change in control. The Committee believes that these severance and change of control arrangements mitigate some of the risk that exists for executives working in a smaller company. These arrangements are intended to attract and retain qualified executives that could have other job alternatives that may appear to them to be less risky absent these arrangements. Because of the significant acquisition activity in the life science industry, there is a possibility that the Company could be acquired in the future. Accordingly, the Committee believes that the larger severance packages resulting from terminations related to change of control transactions, and bonus and vesting packages relating to the change of control itself, will provide an incentive for these executives to continue to help successfully execute such a transaction from its early stages until closing. These arrangements were amended in 2008 to comply with U.S. tax laws, including regulations promulgated under Section 409A of the Internal Revenue Code of 1986, as amended, by updating, certain terms and conditions related to the timing of severance or other payments and some of the named executive officers employment agreements were amended in April 2011 to, among other things, update their severance provisions to current market conditions. For a description and quantification of these severance and change of control benefits, please see the section entitled “Potential Payments Upon Termination or Change of Control.”

The Amended 2006 Acquisition Bonus Plan was amended on November 17, 2010 to exclude the two non-employee directors named in the plan. The Amended 2006 Acquisition Bonus Plan was terminated on February 3, 2011 by the Board of Directors because the Board of Directors determined that the plan was not the best mechanism for aligning management and stockholder interests.

Other Benefits.

Executive officers are eligible to participate in all of the Company’s employee benefit plans, such as medical, dental, vision, group life, disability and accidental death and dismemberment insurance, employee stock purchase and 401(k) plans, in each case on the same basis as other employees, subject to applicable law. The Company also provides vacation and other paid holidays to all employees, including its named executive officers, at levels that the Committee believes are consistent with the practices of companies in the Company’s industry and local market. It is generally the Company’s policy not to extend significant perquisites to its named executive officers that are not available to its employees.

Report of the Compensation Committee of the Board of Directors

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included herein.

Respectfully Submitted By:
MEMBERS OF THE COMPENSATION COMMITTEE

Neil M. Kurtz, M.D., Compensation Committee Chair
Bradford S. Goodwin
Robert T. Nelsen
Steven H. Nelson

Dated: April 26, 2011

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee or executive officer of the Company has served as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee. Since the formation of the Compensation Committee, none of its members have been an officer or employee of the Company either during or prior to such member’s serving on the Compensation Committee.

Executive Compensation

The following table provides information regarding the compensation of the Company’s named executive officers, during the fiscal year ended December 31, 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)		Bonus	Option Award (2)		Non-Equity Incentive Plan Compensation (3)		All Other Compensation (4)		Total
Anthony A. DiTonno, President, Chief Executive Officer	2010 2009 2008	$ $ $	425,000 348,427 317,750	— — —	$ $	406,037 292,993 —	$ $ $	127,500 183,840 50,000	$ $ $	6,778 3,779 7,273	$ $ $	965,315 829,038 375,023

Stephen F. Ghiglieri, Executive Vice President, Chief Operating Officer, Chief Financial Officer	2010 2009 2008	$ $ $	340,000 310,000 295,200	— — —	$ $ $	286,027 158,147 87,343	$ $ $	71,400 77,500 18,450	$ $ $	346 3,262 5,183	$ $ $	697,773 548,909 406,176

Jeffrey K. Tobias, M.D., Executive Vice President, Research and Development, Chief Medical Officer	2010 2009 2008	$ $ $	360,000 332,100 316,250	— — —	$ $ $	218,485 76,297 87,343	$ $ $	75,600 103,781 37,500	$ $ $	7,118 3,598 7,055	$ $ $	661,203 515,776 448,148

Michael E. Markels, Senior Vice President, Commercial and Business Development	2010 2009 2008	$ $ $	285,000 260,000 250,000	— — —	$ $	147,088 199,639 —	$ $ $	51,300 52,000 12,500	$ $ $	7,652 3,202 25,039	$ $ $	491,040 514,841 287,539

(1)	The amounts in this column include payments in respect of accrued vacation, holidays, and sick days.

(2)	The amounts in this column represent the aggregate grant date fair value of awards granted during the year computed in accordance with FASB Codification Topic 718. Assumptions used in calculating the valuation of option grants are described in Note 11 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011.
(3)	The amounts in this column represent payments pursuant to the Company’s incentive bonus plan based upon the Board of Directors’ determination of milestone attainment in 2009. The amount reported for 2009 reflects the cash portion of the bonus payout for services performed in 2009. In addition to this cash portion of the 2009 bonus payment, certain stock options were granted in lieu of the remaining cash portion. See “Compensation Discussion and Analysis – Compensation Components – Bonus Compensation” in this Proxy Statement for the terms, and number of shares underlying, these stock options.
(4)	The amounts in this column include amounts for forgiveness of notes receivable, housing allowance, discount purchase of securities through the Company’s 2007 Employee Stock Purchase Plan, moving expense reimbursement, term insurance premiums and a sign-on bonus.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards to each of the named executive officers during the fiscal year ended December 31, 2010. All options were granted at the fair market value of the Company’s Common Stock, as determined by the Company’s Board of Directors on the date of grant and were granted under the Company’s 2007 Stock Plan.

Name	Grant Date		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards	All Other Option Grants: Number of Securities Underlying Options	Exercise Price or Base Price of Option Awards
			Target (1)
Anthony A. DiTonno	—		$212,500	—	—
	1/14/2010	(2)		12,291	$7.10
	1/14/2010	(3)		80,000	$7.10

Stephen F. Ghiglieri	—		$119,000	—	—
	1/14/2010	(2)		5,457	$7.10
	1/14/2010	(3)		60,000	$7.10

Jeffrey K. Tobias, M.D.	—		$126,000	—	—
	1/14/2010	(3)		50,000	$7.10

Michael E. Markels	—		$85,500	—	—
	1/14/2010	(2)		3,661	$7.10
	1/14/2010	(3)		30,000	$7.10

(1)	The amounts in this column represent the target amounts of bonuses payable under the Company’s incentive bonus plan.
(2)	One Hundred percent (100%) of the shares subject to the option vest and became exercisable upon grant
(3)	The option vests in forty-eight equal monthly installments beginning on the date of grant.

Employment Agreements

The Company has entered into executive employment agreements with each of its named executive officers: Anthony DiTonno, Stephen Ghiglieri, Jeffrey Tobias, and Michael Markels.

The agreements provide for these officers to remain the Company’s at-will employees and to receive salary, bonus and benefits as determined at the discretion of the Board of Directors. The Company’s agreements with these officers provide that in the event of a change of control, certain limited acceleration of vesting periods for unvested stock options occurs. In addition, these agreements provide additional benefits if within the 18-month period following a change of control of the Company, the named executive officer resigns for good reason or is terminated by the Company or its successor other than for cause. The agreements also provides 12 months of severance for certain named executive officers if the Company terminates their employment prior to a change in control or after the 18 month period following a change in control other than for cause or if the named executive officer terminates his employment for good reason during such time periods. The agreements were amended and restated as of April 26, 2011 for Messrs. DiTonno, Ghiglieri, Markels, and for Dr. Tobias relative to Compensation Committee approved updates to, among other things, their severance provisions.

Upon a qualifying resignation or termination within 18 months after a change in control, Mr. DiTonno, will become entitled to receive: continuing severance payments at a rate equal to his base salary for a period of 18 months; a lump sum payment equal to his full target annual bonus; acceleration in full of vesting of options for Common Stock held by him; the lapse in full of the Company’s right of repurchase with respect to restricted shares of Common Stock held by him, if any; and continued employee benefits, for him and his eligible dependents, until the earlier of 18 months following the date of termination or resignation or the date he obtains employment with generally similar employee benefits. Upon a qualifying resignation or termination, prior to or after 18 months following a change in control, Mr. DiTonno will become entitled to receive: a one-time lump sum payment equivalent to 12 months of his then current salary, an additional exercise period for his options and continued benefits for him and his eligible dependents for 12 months or until he obtains employment with generally similar employee benefits.

Upon a qualifying resignation or termination within 18 months after a change in control, Mr. Ghiglieri and Dr. Tobias will become entitled to receive: continuing severance payments at a rate equal to their base salary for a period of 15 months; lump sum payments equal to their full target annual bonuses; acceleration in full of vesting of options for Common Stock held by them; the lapse in full of the Company’s right of repurchase with respect to restricted shares of Common Stock held by them, if any; and continued employee benefits, for each of them and their eligible dependents, until the earlier of 15 months following the date of termination or resignation or the date they obtain employment with generally similar employee benefits. Upon a qualifying resignation or termination, prior to or after 18 months following a change in control, Mr. Ghiglieri and Dr. Tobias will become entitled to receive: a one-time lump sum payment equivalent to 12 months of each of their then current salary, an additional exercise period for each of their options and continued benefits for each of them and their eligible dependents for 12 months or until they obtain employment with generally similar employee benefits.

Upon a qualifying resignation or termination within 18 months after a change in control, Mr. Markels will become entitled to receive: continuing severance payments at a rate equal to his base salary for a period of 12 months; a lump sum payment equal to his full target annual bonus; acceleration in full of vesting of options for Common Stock held by him; the lapse in full of the Company’s right of repurchase with respect to restricted shares of Common Stock held by him, if any; and continued employee benefits until the earlier of 12 months following the date of termination or resignation or the date he obtains employment with generally similar employee benefits. Upon a qualifying resignation or termination, prior to or after 18 months following a change in control, Mr. Markels will become entitled to receive: a one-time lump sum payment equivalent to 12 months of his then current salary, an additional exercise period for his options and continued benefits for him and his eligible dependents for 12 months or until he obtains employment with generally similar employee benefits.

For a complete description and quantification of benefits payable to the Company’s named officers on and following termination of employment under plans and programs currently in effect, see “Potential Payments Upon Termination or Change of Control.”

Outstanding Equity Awards

The following table presents certain information concerning the outstanding option awards held as of December 31, 2010 by each named executive officer.

	Number of Securities Underlying Unexcercised Options				Option Exercise Price	Option Expiration Date
Name	Excercisable		Unexcercisable
Anthony A. DiTonno	64,999		—		$2.70	4/28/2014
	27,260	(2)	—		$1.95	3/15/2015
	27,260	(1)	—		$1.95	3/15/2015
	21,941	(1)(5)	—		$3.75	3/15/2016
	10,000	(1)(5)	—		$11.25	1/5/2017
	39,000		9,000	(2)	$8.63	10/2/2017
	20,001		11,999	(1)	$8.63	10/2/2017
	80,000		—		$1.25	1/15/2019
	11,979		13,021	(2)	$1.25	1/15/2019
	25,000	(1)	—		$1.25	1/15/2019
	35,000		—		$8.50	7/29/2019
	1,000		—		$8.32	12/3/2019
	18,333		61,667	(2)	$7.10	1/14/2020
	12,921		—		$7.10	1/14/2020

Stephen F. Ghiglieri	18,266	(2)	—		$2.70	4/28/2014
	18,266		—		$2.70	4/28/2014
	10,134	(2)	—		$1.95	3/15/2015
	10,134	(1)	—		$1.95	3/15/2015
	8,166	(1)(5)	—		$3.75	3/15/2016
	5,000	(1)(5)	—		$11.25	1/5/2017
	6,250		3,750	(1)	$8.63	10/2/2017
	12,187		2,813	(2)	$8.63	10/2/2017
	18,228		6,772	(2)	$5.43	1/10/2018
	29,520		—		$1.25	1/15/2019
	7,187		7,813	(2)	$1.25	1/15/2019
	15,000	(1)	—		$1.25	1/15/2019
	20,000		—		$8.50	7/29/2019
	1,000		—		$8.32	12/3/2019
	5,457		—		$7.10	1/14/2020
	13,749		46,251	(2)	$7.10	1/14/2020

Jeffery K. Tobias, M.D.	46,666	(3)	—		$3.75	1/27/2016
	40,000	(1)	—		$3.75	1/27/2016
	5,000	(1)(5)	—		$11.25	1/5/2017
	6,250		3,750	(1)	$8.63	10/2/2017
	12,187		2,813	(2)	$8.63	10/2/2017
	18,228		6,772	(2)	$5.43	1/10/2018
	38,000		—		$1.25	1/15/2019
	7,187		7,813	(2)	$1.25	1/15/2019
	15,000	(1)	—		$1.25	1/15/2019
	1,000		—		$8.32	12/3/2019
	11,457		38,543	(2)	$7.10	1/14/2020

Michael E. Markels	27,333	(2)(5)	—		$3.75	6/2/2016
	8,666	(4)(5)	—		$3.75	6/2/2016
	30,666	(1)(5)	—		$4.20	9/21/2016
	2,500	(1)(5)	—		$11.25	1/5/2017
	4,875		1,125	(2)	$8.63	10/2/2017
	2,500		1,500	(1)	$8.63	10/2/2017
	20,000		—		$1.25	1/15/2019
	5,989		6,511	(2)	$1.25	1/15/2019
	12,500	(1)	—		$1.25	1/15/2019
	30,000		—		$8.50	7/29/2019
	1,000		—		$8.32	12/3/2019
	6,875		23,125	(2)	$7.10	1/14/2020
	3,661		—		$7.10	1/14/2020

(1)	Vests in full on the sixth anniversary of the grant date. The vesting will accelerate upon the attainment by the Company of certain milestones.
(2)	Vests as to 1/48 of the shares underlying the option monthly following the grant date.
(3)	Vests as to 1/4 of the shares underlying the option on the first anniversary of the grant date and as to 1/48 of the underlying shares monthly thereafter.
(4)	Vests as to 20.85% of the shares underlying the option immediately and as to 1/36 of the underlying shares monthly thereafter.
(5)	Options allow for early exercise.

Options Exercised and Stock Vested

There were no exercises of options or vesting of stock awards for any of the named executive officers during the fiscal year ended December 31, 2010.

Potential Payments Upon Termination or Change of Control

The following summaries set forth potential payments payable to the Company’s named executive officers upon termination of employment or a change in control of the Company under their current executive employment agreements and the Company’s other compensation programs. These agreements were amended and restated on April 26, 2011, to among other things, update the severance terms as approved by the Compensation Committee of the Board of Directors.

For the purpose of the executive employment agreements, “cause” means an officer:

•	fails to perform his duties (other than due to his incapacity as a result of physical or mental illness for a period not to exceed 90 days);

•	engages in conduct which is materially injurious to the Company, its business or reputation, or which constitutes gross misconduct;

•	materially breaches the terms of any agreement between him and the Company;

•	materially breaches or takes any action in material contravention of the Company’s policies adopted by the Board of Directors or any committee thereof;

•	is convicted of, or admits or pleads no contest with respect to a felony; or

•	commits an act of fraud against the Company, misappropriates material property belonging to the Company or an act of violence against an officer, director, employee or consultant of the Company.

For the purpose of the executive employment agreements, “good reason” means:

•	a material reduction in his salary or benefits other than as a result of a reduction in compensation affecting the Company’s or its successor entity’s employees generally;

•	a material diminution of his duties or responsibilities relative to his duties and responsibilities in effect immediately prior to a change in control;

•	relocation of his place of employment to a location more than 35 miles from the office location where the executive performs services; or

•

a material breach by the Company of any material provision of the executive employment agreement, including a failure of a successor entity in any change in control to assume and perform under the executive employment agreement.

For the purpose of the executive employment agreements, “disability” means an officer’s inability to perform his duties as the result of his incapacity due to physical or mental illness, and such inability, at least 26 weeks after its commencement, is determined to be total and permanent by a physician selected by the Company or its insurers and reasonably acceptable to the officer or the officer’s legal representative.

Anthony A. DiTonno

Mr. DiTonno’s employment is at-will. Either the Company or Mr. DiTonno may terminate the executive employment agreement at any time. Upon a change in control of the Company, Mr. DiTonno will receive acceleration of vesting of each of Mr. DiTonno’s restricted stock grants and outstanding options to purchase Common Stock by a number of months equal to the number of months of vesting remaining for such option as of the change in control, minus 18 months; provided, that if such stock options or restricted stock grants have fewer than 18 months of vesting remaining, then such options or restricted stock grants will not be accelerated upon a change in control. Mr. DiTonno may be eligible to receive certain severance payments and additional acceleration of vesting of stock options and restricted stock grants held by Mr. DiTonno if Mr. DiTonno terminates his employment for good reason or the Company terminates Mr. DiTonno without cause within the 18-month period following a change in control. Mr. DiTonno may also be eligible to receive certain severance payments and an extension of the exercise period for his stock options if Mr. DiTonno terminates his employment for good reason or the Company terminates Mr. DiTonno without cause prior to a change in control or after the 18-month period following a change in control.

Termination by the Company or termination by Mr. DiTonno prior to, or after 18 months following, a change in control. If Mr. DiTonno is terminated other than for cause, or if Mr. DiTonno terminates his employment for good reason, in each case prior to a change in control of the Company or after the 18-month period following a change in control, Mr. DiTonno will be entitled to receive 12 months of severance pay (less applicable withholding taxes) payable over 12 months at a rate equal to his then current base salary, and all of Mr. DiTonno’s options to purchase shares of the Company’s Common Stock shall be deemed amended to extend the post-termination option exercise period during which Mr. DiTonno can exercise such options to 12 months. Following any such termination, Mr. DiTonno and his eligible dependents will also receive coverage under the Company’s benefit plans for a period equal to the shorter of 12 months or such time as Mr. DiTonno secures employment with benefits generally similar to those provided in the Company’s benefit plans.

Termination by the Company (other than for cause) or termination by Mr. DiTonno for good reason following a change in control. If Mr. DiTonno is terminated for any reason other than for cause, or if Mr. DiTonno terminates his employment for good reason, in each case within the 18-month period following a change in control of the Company, Mr. DiTonno will be entitled to receive 18 months of severance pay (less applicable withholding taxes) payable over 18 months at a rate equal to his base salary and a lump-sum payment equal to 100% of Mr. DiTonno’s target annual bonus as of the date of such termination. In addition, all restrictions, limitations and conditions applicable to outstanding stock options and restricted stock grants, except conditions related to the 2011 options with vesting tied to stock price performance, will lapse, performance goals will be deemed to be fully achieved and the awards will become fully vested (and in the case of options, exercisable) upon termination of Mr. DiTonno’s employment by the Company without cause or by Mr. DiTonno for good reason during the 18-month period following the change in control. Following any such termination, Mr. DiTonno and his eligible dependents will also receive coverage under the Company’s benefit plans for a period equal to the shorter of 18 months or such time as Mr. DiTonno secures employment with benefits generally similar to those provided in the Company’s benefit plans.

Termination by the Company for cause or by Mr. DiTonno other than for good reason. Upon termination for any other reason, Mr. DiTonno is not entitled to any payment or benefit other than severance and any other benefits only as are then established under the Company’s written severance and benefit plans.

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

Assuming Mr. DiTonno’s employment was terminated under each of these circumstances on December 31, 2010 (but utilizing Mr. DiTonno’s currently in effect compensation level and structure as if they were in effect as of such date), such payments and benefits have an estimated value of:

	Cash Severance	Bonus	Value of Accelerated Equity Awards(1)
Prior to a change in control	$437,800	—	—
Upon a change in control	—	—	—
Without cause or for good reason following a change in control	$656,700	$328,350	$309,012
Death	—	—	—
Disability	—	—	—
Other	—	—	—

(1)	The aggregate dollar amount realized upon the acceleration of vesting of an equity award represents the aggregate market price of the shares of Common Stock underlying the equity award on the acceleration date (the closing price on December 31, 2010) multiplied by the shares vesting on the acceleration date.

Stephen F. Ghiglieri

Mr. Ghiglieri’s employment is at-will. Either the Company or Mr. Ghiglieri may terminate the executive employment agreement at any time. Upon a change in control of the Company, Mr. Ghiglieri will receive acceleration of vesting of each of Mr. Ghiglieri’s restricted stock grants and outstanding options to purchase Common Stock by a number of months equal to the number of months of vesting remaining for such option as of the change in control, minus 18 months; provided, that if such stock options or restricted stock grants have fewer than 18 months of vesting remaining, then such options or restricted stock grants will not be accelerated upon a change in control. Mr. Ghiglieri may be eligible to receive certain severance payments and additional acceleration of vesting of stock options and restricted stock grants held by Mr. Ghiglieri if Mr. Ghiglieri terminates his employment for good reason or the Company terminates Mr. Ghiglieri without cause within the 18-month period following a change in control. Mr. Ghiglieri may also be eligible to receive certain severance payments and an extension of the exercise period for his stock options if Mr. Ghiglieri terminates his employment for good reason or the Company terminates Mr. Ghiglieri without cause prior to a change in control or after the 18-month period following a change in control.

Termination by the Company or termination by Mr. Ghiglieri prior to, or after 18 months following, a change in control. If Mr. Ghiglieri is terminated other than for cause, or if Mr. Ghiglieri terminates his employment for good reason, in each case prior to a change in control of the Company or after the 18-month period following a change in control, Mr. Ghiglieri will be entitled to receive 12 months of severance pay (less applicable withholding taxes) payable over 12 months at a rate equal to his then current base salary, and all of Mr. Ghiglieri’s options to purchase shares of the Company’s Common Stock shall be deemed amended to extend the post-termination option exercise period during which Mr. Ghiglieri can exercise such options to 12 months. Following any such termination, Mr. Ghiglieri and his eligible dependents will also receive coverage under the Company’s benefit plans for a period equal to the shorter of 12 months or such time as Mr. Ghiglieri secures employment with benefits generally similar to those provided in the Company’s benefit plans.

Termination by the Company (other than for cause) or termination by Mr.Ghiglieri for good reason following a change in control. If Mr. Ghiglieri is terminated for any reason other than for cause, or if Mr. Ghiglieri terminates his employment for good reason, in each case within the 18-month period following a change in control of the Company, Mr. Ghiglieri will be entitled to receive 15 months of severance pay (less applicable withholding taxes) payable over 15 months at a rate equal to his base salary and a lump-sum payment equal to 100% of Mr. Ghiglieri’s target annual bonus as of the date of such termination. In addition, all restrictions, limitations and conditions applicable to outstanding stock options and restricted stock grants, except conditions related to the 2011 options with vesting tied to stock price performance, will lapse, performance goals will be deemed to be fully achieved and the awards will become fully vested (and in the case of options, exercisable) upon termination of Mr. Ghiglieri’s employment by the Company without cause or by Mr. Ghiglieri for good reason during the 18-month period following the change in control. Following any such termination, Mr. Ghiglieri and his eligible dependents will also receive coverage under the Company’s benefit plans for a period equal to the shorter of 15 months or such time as Mr. Ghiglieri secures employment with benefits generally similar to those provided in the Company’s benefit plans.

Termination by the Company for cause or by Mr. Ghiglieri other than for good reason. Upon termination for any other reason, Mr. Ghiglieri is not entitled to any payment or benefit other than severance and any other benefits only as are then established under the Company’s written severance and benefit plans.

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

Assuming Mr. Ghiglieri’s employment was terminated under each of these circumstances on December 31, 2010 (but utilizing Mr. Ghiglieri’s currently in effect compensation level and structure as if they were in effect as of such date), such payments and benefits have an estimated value of:

	Cash Severance	Bonus	Value of Accelerated Equity Awards(1)
Prior to a change in control	$350,200	—	—
Upon a change in control	—	—	—
Without cause or for good reason following a change in control	$437,750	$153,213	$196,829
Death	—	—	—
Disability	—	—	—
Other	—	—	—

(1)	The aggregate dollar amount realized upon the acceleration of vesting of an equity award represents the aggregate market price of the shares of Common Stock underlying the equity award on the acceleration date (the closing price on December 31, 2010) multiplied by the shares vesting on the acceleration date.

Jeffrey K. Tobias, M.D.

Dr. Tobias’ employment is at-will. Either the Company or Dr. Tobias may terminate the executive employment agreement at any time. Upon a change in control of the Company, Dr. Tobias will receive acceleration of vesting of each of Dr. Tobias’ restricted stock grants and outstanding options to purchase Common Stock by a number of months equal to the number of months of vesting remaining for such option as of the change in control, minus 18 months; provided, that if such stock options or restricted stock grants have fewer than 18 months of vesting remaining, then such options or restricted stock grants will not be accelerated upon a change in control. Dr. Tobias may be eligible to receive certain severance payments and additional acceleration of vesting of stock options and restricted stock grants held by Dr. Tobias if Dr. Tobias terminates his employment for good reason or the Company terminates Dr. Tobias without cause within the 18-month period following a change in control. Dr. Tobias may also be eligible to receive certain severance payments and an extension of the exercise period for his stock options if Dr. Tobias terminates his employment for good reason or the Company terminates Dr. Tobias without cause prior to a change in control or after the 18-month period following a change in control.

Termination by the Company or termination by Dr. Tobias prior to, or after 18 months following, a change in control. If Dr. Tobias is terminated other than for cause, or if Dr. Tobias terminates his employment for good reason, in each case prior to a change in control of the Company or after the 18-month period following a change in control, Dr. Tobias will be entitled to receive 12 months of severance pay (less applicable withholding taxes) payable over 12 months at a rate equal to his then current base salary, and all of Dr. Tobias’ options to purchase shares of the Company’s Common Stock shall be deemed amended to extend the post-termination option exercise period during which Dr. Tobias can exercise such options to 12 months. Following any such termination, Dr. Tobias and his eligible dependents will also receive coverage under the Company’s benefit plans for a period equal to the shorter of 12 months or such time as Dr. Tobias secures employment with benefits generally similar to those provided in the Company’s benefit plans.

Termination by the Company (other than for cause) or termination by Dr. Tobias for good reason following a change in control. If Dr. Tobias is terminated for any reason other than for cause, or if Dr. Tobias terminates his employment for good reason, in each case within the 18-month period following a change in control of the Company, Dr. Tobias will be entitled to receive 15 months of severance pay (less applicable withholding taxes) payable over 15 months at a rate equal to his base salary and a lump-sum payment equal to 100% of Dr. Tobias’ target annual bonus as of the date of such termination. In addition, all restrictions, limitations and conditions applicable to outstanding stock options and restricted stock grants, except conditions related to the 2011 options with vesting tied to stock price performance, will lapse, performance goals will be deemed to be fully achieved and the awards will become fully vested (and in the case of options, exercisable) upon termination of Dr. Tobias’ employment by the Company without cause or by Dr. Tobias for good reason during the 18-month period following the change in control. Following any such termination, Dr. Tobias and his eligible dependents will also receive coverage under the Company’s benefit plans for a period equal to the shorter of 15 months or such time as Dr. Tobias secures employment with benefits generally similar to those provided in the Company’s benefit plans.

Termination by the Company for cause or by Dr. Tobias other than for good reason. Upon termination for any other reason, Dr. Tobias is not entitled to any payment or benefit other than severance and any other benefits only as are then established under the Company’s written severance and benefit plans.

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

Assuming Dr. Tobias’ employment was terminated under each of these circumstances on December 31, 2010 (but utilizing Dr. Tobias’ currently in effect compensation level and structure as if they were in effect as of such date), such payments and benefits have an estimated value of:

	Cash Severance	Bonus	Value of Accelerated Equity Awards(1)
Prior to a change in control	$370,800	—	—
Upon a change in control	—	—	—
Without cause or for good reason following a change in control	$463,500	$162,225	$171,504
Death	—	—	—
Disability	—	—	—
Other	—	—	—

(1)	The aggregate dollar amount realized upon the acceleration of vesting of an equity award represents the aggregate market price of the shares of Common Stock underlying the equity award on the acceleration date (the closing price on December 31, 2010) multiplied by the shares vesting on the acceleration date.

Michael E. Markels

Mr. Markels’ employment is at-will. Either the Company or Mr. Markels may terminate the executive employment agreement at any time. Upon a change in control of the Company, Mr. Markels will receive acceleration of vesting of each of Mr. Markels’ restricted stock grants and outstanding options to purchase Common Stock by a number of months equal to the number of months of vesting remaining for such option as of the change in control, minus 18 months; provided, that if such stock options or restricted stock grants have fewer than 18 months of vesting remaining, then such options or restricted stock grants will not be accelerated upon a change in control. Mr. Markels may be eligible to receive certain severance payments and additional acceleration of vesting of stock options and restricted stock grants held by Mr. Markels if Mr. Markels terminates his employment for good reason or the Company terminates Mr. Markels without cause within the 18-month period following a change in control. Mr. Markels may also be eligible to receive certain severance payments and an extension of the exercise period for his stock options if Mr. Markels terminates his employment for good reason or the Company terminates Mr. Markels without cause prior to a change in control or after the 18-month period following a change in control.

Termination by the Company or termination by Mr. Markels prior to, or after 18 months following, a change in control. If Mr. Markels is terminated other than for cause, or if Mr. Markels terminates his employment for good reason, in each case prior to a change in control of the Company or after the 18-month period following a change in control, Mr. Markels will be entitled to receive 12 months of severance pay (less applicable withholding taxes) payable over 12 months at a rate equal to his then current base salary, and all of Mr. Markels’ options to purchase shares of the Company’s Common Stock shall be deemed amended to extend the post-termination option exercise period during which Mr. Markels can exercise such options to 12 months. Following any such termination, Mr. Markels and his eligible dependents will also receive coverage under the Company’s benefit plans for a period equal to the shorter of 12 months or such time as Mr. Markels secures employment with benefits generally similar to those provided in the Company’s benefit plans.

Termination by the Company (other than for cause) or termination by Mr. Markels for good reason following a change in control. If Mr. Markels is terminated for any reason other than for cause, or if Mr. Markels terminates his employment for good reason, in each case within the 18-month period following a change in control of the Company, Mr. Markels will be entitled to receive 12 months of severance pay (less applicable withholding taxes) payable over 12 months at a rate equal to his base salary and a lump-sum payment equal to 100% of Mr. Markels’ target annual bonus as of the date of such termination. In addition, all restrictions, limitations and conditions applicable to outstanding stock options and restricted stock grants, except conditions related to the 2011 options with vesting tied to stock price performance, will lapse, performance goals will be deemed to be fully achieved and the awards will become fully vested (and in the case of options, exercisable) upon termination of Mr. Markels’ employment by the Company without cause or by Mr. Markels for good reason during the 18-month period following the change in control. Following any such termination, Mr. Markels and his eligible dependents will also receive coverage under the Company’s benefit plans for a period equal to the shorter of 12 months or such time as Mr. Markels secures employment with benefits generally similar to those provided in the Company’s benefit plans.

Termination by the Company for cause or by Mr. Markels other than for good reason. Upon termination for any other reason, Mr. Markels is not entitled to any payment or benefit other than severance and any other benefits only as are then established under the Company’s written severance and benefit plans.

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

Assuming Mr. Markels’ employment was terminated under each of these circumstances on December 31, 2010 (but utilizing Mr. Markels’ currently in effect compensation level and structure as if they were in effect as of such date), such payments and benefits have an estimated value of:

	Cash Severance	Bonus	Value of Accelerated Equity Awards(1)
Prior to a change in control	$293,600	—	—
Upon a change in control	—	—	—
Without cause or for good reason following a change in control	$293,600	$88,080	$100,685
Death	—	—	—
Disability	—	—	—
Other	—	—	—

(1)	The aggregate dollar amount realized upon the acceleration of vesting of an equity award represents the aggregate market price of the shares of Common Stock underlying the equity award on the acceleration date (the closing price on December 31, 2010) multiplied by the shares vesting on the acceleration date.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K/A:

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROGESX, INC.

By:	/s/ Anthony A. DiTonno
Anthony A. DiTonno
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: June 30, 2011

POWER OF ATTORNEY

Signature	Title	Date

/s/ Anthony A. DiTonno Anthony A. DiTonno	President, Chief Executive Officer and Director (Principal Executive Officer)	June 30, 2011

/s/ Stephen F. Ghiglieri Stephen F. Ghiglieri	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Executive)	June 30, 2011

Gary A. Lyons	Executive Chairman

* Jean-Jacques Bienaimé	Lead Independent Director	June 30, 2011

* Neil M. Kurtz	Director	June 30, 2011

* Robert T. Nelsen	Director	June 30, 2011

* Bradford S. Goodwin	Director	June 30, 2011

* John A. Orwin	Director	June 30, 2011

* Steven H. Nelson	Director	June 30, 2011

*By : /s/ Anthony A. DiTonno Anthony A. DiTonno	Attorney-in-Fact	June 30, 2011