Form 10-Q
period 2011-06-30
NeurogesX Inc
filed 2011-08-15
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Number of shares of common stock, $0.001 par value, outstanding as of July 29, 2011: 29,692,759

NEUROGESX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NeurogesX, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,855	$8,705
Short-term investments	17,198	38,125
Trade receivable	917	607
Receivable from collaboration partner	80	65
Inventories	900	786
Prepaid expenses and other current assets	1,006	1,082
Restricted cash	40	290

Total current assets	24,996	49,660

Property and equipment, net	716	809
Other assets	245	261
Restricted cash	370	120

Total assets	$26,327	$50,850

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,714	$1,544
Accrued compensation	1,567	1,867
Accrued research and development	870	582
Other accrued expenses	3,966	3,011
Deferred product revenue, net	831	577
Deferred collaboration revenue	7,261	7,242
Long term obligations-current portion	3,718	2,222

Total current liabilities	19,927	17,045

Non-current liabilities:
Deferred collaboration revenue	28,748	32,359
Deferred rent	17	115
Long term obligations	45,258	42,622

Total non-current liabilities	74,023	75,096
Commitments and contingencies
Stockholders’ deficit:
Common stock	18	18
Additional paid-in capital	216,807	215,220
Accumulated other comprehensive gain (loss)	8	(2)
Accumulated deficit	(284,456)	(256,527)

Total stockholders’ deficit	(67,623)	(41,291)

	$26,327	$50,850

See accompanying notes.

NeurogesX, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net product revenue	$486	$33	$1,062	$33
Collaboration revenue	1,997	2,051	4,592	3,837

Total revenues	2,483	2,084	5,654	3,870

Operating expenses:
Cost of goods sold	147	45	255	45
Research and development	4,243	2,522	8,200	4,645
Selling, general and administrative	10,350	8,494	20,632	17,301

Total operating expenses	14,740	11,061	29,087	21,991

Loss from operations	(12,257)	(8,977)	(23,433)	(18,121)
Interest income	20	22	46	29
Interest expense	(2,300)	(1,289)	(4,500)	(1,289)
Other income (expense), net	(30)	11	(42)	(16)

Net loss	$(14,567)	$(10,233)	$(27,929)	$(19,397)

Basic and diluted net loss per share	$(0.81)	$(0.58)	$(1.56)	$(1.09)

Shares used to compute basic and diluted net loss per share	17,903,178	17,748,720	17,886,853	17,737,499

See accompanying notes.

NeurogesX, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(27,929)	$(19,397)
Adjustments to reconcile net loss to cash used in operating activities:

Depreciation	181	163
Amortization of debt issuance costs and accretion of debt discount	40	13
Amortization of investment premiums	457	212
Stock-based compensation	1,424	1,126
Gain on disposal of property and equipment	—	(2)
Changes in operating assets and liabilities:
Restricted cash	—	(250)
Trade receivables	(310)	(186)
Receivable from collaboration partner	(15)	(119)
Prepaid expenses and other current assets	75	(195)
Inventories	(113)	(1,091)
Accounts payable	171	1,323
Accrued compensation	(301)	(932)
Accrued research and development	289	(152)
Accrued license fees	—	(1,213)
Accrued interest payable on long term obligations	4,107	1,277
Deferred product revenue, net	254	256
Deferred collaboration revenue	(3,591)	(3,591)
Deferred rent	(83)	(51)
Other accrued expenses	939	1,494

Net cash used in operating activities	(24,405)	(21,315)

Investing activities
Purchases of short-term investments	(3,582)	(55,786)
Proceeds from maturities of short-term investments	20,500	23,254
Proceeds from sales of short-term investments	3,561	—
Purchases of property and equipment	(87)	(360)

Net cash provided by (used in) investing activities	20,392	(32,892)

Financing activities
Repayment of notes payable	—	(191)
Payments of long term obligation issuance costs	—	(298)
Proceeds from issuance of long term obligations	—	39,505
Proceeds from issuance of common stock	163	186

Net cash provided by financing activities	163	39,202

Net decrease in cash and cash equivalents	(3,850)	(15,005)
Cash and cash equivalents, beginning of period	8,705	29,695

Cash and cash equivalents, end of period	$4,855	$14,690

Supplemental cash flow information
Cash paid for interest	$352	$2

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

In May 2009, Qutenza received a marketing authorization (“MA”) in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, the Company entered into a Distribution, Marketing and License Agreement (the “Astellas Agreement”) with Astellas Pharma Europe Ltd. (“Astellas” or “Collaboration Partner”), under which Astellas was granted an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa (“Licensed Territory”). Qutenza was made available on a country by country basis commencing in April 2010 and by June 30, 2011 was available in 19 European countries.

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

The Company had gross shipments to its distributor customers of $0.8 million and $1.4 million for the three and six months ended June 30, 2011, respectively. The application of the Company’s revenue recognition policy resulted in the recognition of net revenue of $0.5 million and $1.1 million for the three and six months ended June 30, 2011, respectively. The Company recognized less than $0.1 million of net product revenue in the three months and six months ended June 30, 2010. The Company’s gross shipments are reduced for chargebacks, certain fees paid to distributors and product sales allowances including rebates to qualifying federal and state government programs. At June 30, 2011, net deferred product revenues totaled $0.8 million.

Revenue from the Astellas Agreement

In June 2009, NeurogesX entered into the Astellas Agreement which provides for an exclusive license by the Company to Astellas for the promotion, distribution and marketing of Qutenza in the Licensed Territory, an option to license NGX-1998, a product candidate that is a non-patch topical liquid formulation of capsaicin, in the Licensed Territory, participation on a joint steering committee and, through a related supply agreement entered into with Astellas (the “Supply Agreement”), supply of product until direct supply arrangements between Astellas and third party manufacturers are established. The Company anticipates certain of the direct supply arrangements will be established in 2011. Revenue under this arrangement includes upfront non-refundable fees and may also include additional option payments for the development of and license to NGX-1998, milestone payments upon achievement of certain product sales levels and royalties on product sales.

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

The Company recognizes the revenue net of related costs for collaboration supplies sold to Astellas upon product being delivered to Astellas. The revenue and related costs of the product supplied to Astellas are included in Collaboration revenue. Prior to delivery to Astellas, the costs accumulated for the manufacturing of the collaboration supplies are included in Prepaid expenses and other current assets on the Company’s balance sheet.

Cost of Goods Sold

Cost of goods sold includes costs to procure, manufacture and distribute Qutenza including certain shipping and handling costs incurred in the distribution channel as well as royalties payable to The Regents of the University of California and Lohmann Therapie-Systeme AG. Costs associated with the manufacture of Qutenza prior to FDA approval were previously expensed as research and development in the period incurred. Cost of goods sold associated with deferred product revenue is deferred and recognized in the same period as the associated product revenue. At June 30, 2011, the Company had deferred Cost of goods sold of $0.1 million, which is included in Deferred product revenue, net on the Company’s balance sheet.

Trade Receivables

Trade accounts receivable are recorded net of allowances for customer chargebacks related to government rebate programs and doubtful accounts. Estimates for customer chargebacks for government rebates and sales returns are based on contractual terms, historical trends and the Company’s expectations regarding the utilization rates for these programs. The estimate for the Company’s allowance for doubtful accounts is determined based on existing contractual payment terms, historical payment patterns of the Company’s customers and individual customer circumstances. The Company has determined that an allowance for doubtful accounts is not currently required.

Inventories

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consist of raw materials, work in process and finished goods. Raw materials include certain starting materials used in the production of the active pharmaceutical ingredient of Qutenza. Work in process includes the bulk inventory of the active pharmaceutical ingredient, patches and cleansing gel of Qutenza that are in the process of being manufactured or have completed manufacture and are awaiting final packaging, including related internal labor and overhead costs. Finished goods include the final packaged kits that contain the Qutenza patch and cleansing gel and that are ready for commercial sale. Qutenza received FDA approval for sale in the United States during the fourth quarter of 2009. Costs incurred prior to FDA approval had been recorded as research and development expense on the Company’s condensed consolidated statement of operations. On a quarterly basis, the Company analyzes its inventory levels against forecasted sales volumes, which are subject to change, and writes down inventory that is obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenue during the products’ applicable shelf life.

Comprehensive Loss

The Company reports comprehensive loss and its components as part of total stockholders’ deficit. Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale investments. For the three months and six months ended June 30, 2011 and 2010, comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(14,567)	$(10,233)	$(27,929)	$(19,397)
Changes in unrealized gains (losses)	(3)	6	10	13

Total comprehensive loss	$(14,570)	$(10,227)	$(27,919)	$(19,384)

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period less the weighted average unvested common shares subject to repurchase and without consideration of common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and common stock equivalents outstanding for the period. For purposes of this calculation, warrants and options to purchase common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands except share and per share data)
Numerator:
Net loss	$(14,567)	$(10,233)	$(27,929)	$(19,397)

Denominator:
Weighted-average common shares outstanding	17,903,178	17,748,720	17,886,853	17,737,499

Basic and diluted net loss per share	$(0.81)	$(0.58)	$(1.56)	$(1.09)

			June 30, 2011	June 30, 2010
Common stock equivalents not included in diluted net loss per share because their effect will be anti-dilutive:
Options to purchase common stock			4,298,715	3,194,599
Warrants outstanding			1,265,846	1,265,846

			5,564,561	4,460,445

Recently Issued and Adoption of New Accounting Standards

Not Yet Adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” an update to Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income”. The amendments of this update require that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is to be applied retroactively and is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011, and interim and annual periods thereafter. This update will be effective for the Company January 1, 2012. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

Adopted in 2011

In October 2009, FASB issued ASUNo. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements . This guidance modifies previous guidance for multiple element arrangements by allowing the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling price for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price is not available. In addition, the residual method of allocating arrangement consideration is no longer permitted. This ASU is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption was permitted. The Company adopted this ASU on January 1, 2011 and the adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements. The Company currently only has one revenue agreement with multiple elements, the Astellas Agreement. If the Company was to enter into new multiple element arrangements or make a material modification to the Astellas Agreement after January 1, 2011, the contract would be accounted for under the provisions of ASU No. 2009-13.

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

Note 3. License Agreements

COLLABORATION AGREEMENT - ASTELLAS

In June 2009, NeurogesX entered into the Astellas Agreement granting Astellas an exclusive license to commercialize Qutenza in the Licensed Territory. The Astellas Agreement provided for an upfront payment for past development and the commercialization rights granted, of 30.0 million Euro, or $41.8 million. In addition, the agreement provided for an upfront payment of 5.0 million Euro, or $7.0 million, for future development expenses and an option to license NGX-1998, a product candidate in Phase 1 development at that time. Other elements of the Astellas Agreement include future milestone payments of up to 65.0 million Euro if certain predefined sales thresholds of the products licensed under the agreement are met and royalties, as a percentage of net sales made by Astellas of products under the agreement, with such royalties starting in the high teens and escalating into the mid twenties as revenues increase. The Company is participating on a joint steering committee with Astellas to oversee the development and commercialization activities related to Qutenza and NGX-1998 during the term of the agreement, not to exceed ten years. On the seventh anniversary of the Astellas Agreement, the Company has the unilateral right to opt-out of participation on the joint steering committee. The Astellas Agreement further provides that upon delivery of certain data related to NGX-1998, Astellas may pay two additional NGX-1998 option payments totaling 5.0 million Euro. Subsequent to Astellas’ exercise of the option to exclusively license NGX-1998 in the Territory, both companies would cooperate on Phase 3 clinical trials and will share such costs equally.

The Company commenced recognizing revenue related to the upfront and option payments upon transfer of the MA for Qutenza to Astellas, which occurred in September 2009. The Company recognized $1.8 million as Collaboration revenue related to the upfront and option payments for both of the three month periods ended June 30, 2011 and 2010. The Company recognized $3.6 million as Collaboration revenue related to the upfront and option payments for both of the six month periods ended June 30, 2011 and 2010. As of June 30, 2011, the Company had deferred revenue totaling $36.0 million of which $7.3 million is reflected as current. The Astellas upfront license fee and option payments are accounted for as a single unit of accounting, and accordingly, such payments will be recognized ratably through June 2016, which is the Company’s estimate of its substantive performance obligation period related to the joint steering committee. Subsequent option exercise payments received, if any, are expected to be recognized ratably over the remaining estimated period of performance.

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

For the three months and six months ended June 30, 2011, the Company included in Collaboration revenue less than $0.1 million and $0.6 million, respectively, from product supply transactions, net of direct costs incurred as a component of Collaboration revenue. For both the three months and six months ended June 30, 2010, the Company included in Collaboration revenue $0.2 million from product supply transactions, net of direct costs incurred as a component of Collaboration revenue. The Company does not anticipate reporting significant revenues from supply transactions in the future.

For the three months and six months ended June 30, 2011, the Company recognized $0.2 million and $0.4 million, respectively, in royalty revenue related to the Astellas Agreement. The Company recognizes royalty revenue from Astellas on a one quarter lag basis.

UNIVERSITY OF CALIFORNIA

In October 2000 and as amended, the Company licensed multiple patents in various jurisdictions, including a method patent, from the University of California (“UC”) for prescription strength capsaicin for neuropathic pain. Under the terms of the agreement, the Company is required to pay royalties on net sales of the licensed product up to a maximum of $1.0 million per annum as well as a percentage of upfront and milestone payments received by the Company from sublicensing the Company’s rights under the agreement (“Sublicense Fee”). The Company recognized $3,000 and $6,000 in royalty expense due to UC for the three months and six months ended June 30, 2011 related to Qutenza product sales in the United States. The Company recognized $1,000 in royalty expense due to UC for the three and six months ended June 30, 2010 related to Qutenza product sales in the United States.

Two of the three inventors named in the method patent did not assign their patent rights to UC. These non-assigning inventors have made various claims related to inventorship and other matters. In 2010, the Company entered into negotiations with these non-assigning inventors to settle any and all claims and to have them assign their rights related to the method patent and any other related patent rights that may exist at the time the Company enters into a final binding settlement agreement. The Company anticipates that a final settlement may include the Company issuing stock or stock options to the two non-assigning inventors and making current and future cash payments. The current cash and estimated fair value of the stock or stock options to be issued as part of a potential settlement is estimated to be approximately $1.0 million. The Company anticipates that approximately 50% of the cash settlement amount will be recovered over time, through a reduction in amounts due to the University of California under the Company’s license agreement with them. During the year ended December 31, 2010, the Company recorded a $1.0 million charge within selling, general and administrative expense representing its estimate of the potential settlement.

LTS LOHMANN THERAPIE-SYSTEME AG

In January 2007, the Company entered into a Commercial Supply and License Agreement (“LTS Agreement”) with LTS Lohmann Therapie-Systeme AG (“LTS”) to manufacture commercial and clinical supply of Qutenza. Under the terms of the agreement, the Company is required to pay a transfer price for product purchased as well as a royalty on net sales of product purchased under the LTS Agreement. The Company recognized $9,000 and $19,000 in royalty expense due to LTS for the three months and six months ended June 30, 2011, respectively, related to Qutenza product sales in the United States. The Company recognized $2,000 in royalty expense due to LTS for the three and six months ended June 30, 2010 related to Qutenza product sales in the United States.

The Company has a liability for royalties due UC and LTS totaling $18,000 included in Deferred product revenue, net on the June 30, 2011 balance sheet.

Note 4. Cash and Cash Equivalents and Short-Term Investments

The following are summaries of cash, cash equivalents and short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2011:
Cash and money market funds	$4,855	$—	$—	$4,855
Commercial paper	3,546	—	—	3,546
U.S. Treasury securities	13,644	8	—	13,652

	$22,045	$8	$—	$22,053

Reported as:
Cash and cash equivalents				$4,855
Short-term investments				17,198

				$22,053

As of December 31, 2010:
Cash and money market funds	$6,705	$—	$—	$6,705
Commercial paper	2,000	—	—	2,000
U.S. Treasury securities	38,127	1	(3)	38,125

	$46,832	$1	$(3)	$46,830

Reported as:
Cash and cash equivalents				$8,705
Short-term investments				38,125

				$46,830

All of the Company’s marketable securities are classified as available-for-sale. At June 30, 2011 and December 31, 2010, the contractual maturities of investments held were less than one year. The Company sold $3.5 million of its investments prior to the maturity date in the three months ended June 30, 2011 and recorded an immaterial gain on the sale. The Company did not sell any of its investments prior to maturity during 2010.

Note 5. Inventories

The components of inventories are as follows (in thousands):

	June 30, 2011	December 31, 2010
Raw Materials	$10	$7
Work in process	705	581
Finished Goods	185	198

Total inventories	$900	$786

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

In accordance with Codification Topic 820, the following table represents the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis and their level within the fair value hierarchy as of June 30, 2011 and December 31, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair Value Measurements at June 30, 2011:
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$4,557	$—	$—	$4,557
Commercial paper	3,546	—	—	3,546
U.S. Treasury securities	13,652	—	—	13,652

Total financial assets measured at fair value	$21,755	$—	$—	$21,755

Operating cash				298

Total cash and cash equivalents and short-term investments				$22,053

Fair Value Measurements at December 31, 2010:
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$6,370	$—	$—	$6,370
Commercial paper	2,000	—	—	2,000
U.S. Treasury securities	38,125	—	—	38,125

Total financial assets measured at fair value	$46,495	$—	$—	$46,495

Operating cash				335

Total cash and cash equivalents and short-term investments				$46,830

Note 7. Stockholders’ Equity

2007 Stock Plan

During the six months ended June 30, 2011, the Company granted options, other than the market-based grants described in the next paragraph, to purchase a total of 890,900 shares of the Company’s common stock to employees and officers with a fair value of $2.1 million, which is expected to be amortized through 2015. Employees were granted options to purchase 563,400 shares of the Company’s common stock with a fair value of $1.4 million, and officers were granted options to purchase 327,500 shares of the Company’s common stock with a fair value of $0.7 million.

Additionally, in February 2011, the Company granted options to certain employees and officers to purchase a total of 580,000 shares of the Company’s common stock in the form of market-based stock options with vesting tied to stock price targets. The grant date fair value of these options was $2.1 million as estimated using a Monte Carlo valuation methodology. The fair value of these options is expected to be amortized through 2015. Employees were granted 90,000 market-based stock options with a fair value of $0.3 million, and officers were granted 490,000 market-based stock options with a fair value of $1.8 million. For the three months and six months ended June 30, 2011 the Company recognized $0.2 million and $0.3 million, respectively, of stock-based compensation expense related to these market-based options.

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

The following tables show the assumptions used to compute stock-based compensation expense for stock options granted to employees and members of the board of directors, excluding market-based stock option grants, and the assumptions used to compute stock-based compensation expense for the Company’s Employee Stock Purchase Plan (“ESPP”) for the three months and six months ended June 30, 2011 and 2010 using the Black-Scholes valuation model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock Options
Expected dividend yield	0%	0%	0%	0%
Expected volatility	66%	65%	66%	66%
Expected life (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	2.2%	2.5%	2.2 – 2.5%	2.5 – 2.8%

ESPP
Expected dividend yield	0%	0%	0%	0%
Expected volatility	55 – 58%	46 – 89%	55 – 58%	46 – 89%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	0.1 – 0.4%	0.1 – 0.5%	0.1 – 0.4%	0.1 – 0.5%

The following table shows the assumptions used to compute stock-based compensation expense for the market-based stock options granted to employees in February 2011 using the Monte Carlo valuation model:

Assumptions used to determine grant date fair value
Stock Options
Expected dividend yield	0%
Expected volatility	70%
Expected life (in years)	3.5 – 4.25
Risk-free interest rate	3.5%

Non cash stock based compensation expenses included in operating expenses for the three and six months ended June 30, 2011 and June 30, 2010 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development expenses	$253	$174	$456	$326
Selling, general and administrative expenses	593	378	968	800

Total	$846	$552	$1,424	$1,126

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

Under the Financing Agreement, the Company is obligated to pay to Cowen Royalty:

•	All of the Revenue Interest payments due to the Company under the Astellas Agreement, until Cowen Royalty has received $90.0 million of Revenue Interest payments; and

•

5% of the Revenue Interest payments due to the Company under the Astellas Agreement for Revenue Interests received by Cowen Royalty over $90.0 million and until Cowen Royalty has received $106.0 million of Revenue Interest payments.

The Company also has the option to pay a prepayment amount to terminate the Financing Agreement at the Company’s election at any time or in connection with a change of control of the Company. Such amount is set at a base amount of $76.0 million (or $68.0 million if it is being exercised in connection with a change of control), or, if higher, an amount that generates a specified internal rate of return, as noted below, on the Borrowed Amount as of the date of prepayment, in each case reduced by the Revenue Interest payments received by Cowen Royalty up to the date of prepayment.

The obligation of the Company to pay Revenue Interests during the term of the Financing Agreement is secured by rights that the Company has to Revenue Interests under the Astellas Agreement, and by intellectual property and other rights of the Company to the extent necessary or used to commercialize products covered by the Astellas Agreement in the Licensed Territory.

Unless terminated earlier pursuant to a prepayment, the Financing Agreement also terminates on the earlier of:

•	The time when Cowen Royalty has received at least $106.0 million of Revenue Interest payments; or

•

The maturity date, which is the latest to occur of 10 years following the first commercial sale of Qutenza in the Licensed Territory or the last to expire of any patents or regulatory exclusivity covering the products commercialized under the Astellas Agreement in the Licensed Territory.

If Cowen Royalty has not received Revenue Interest payments totaling at least $40.0 million by the maturity date, the Company will be obligated to pay to Cowen Royalty the difference between such amount and the Revenue Interests paid to Cowen Royalty under the Financing Agreement up to such date.

In addition, in the event of the Company’s default under the Financing Agreement, the Company is obligated to pay to Cowen the borrowed amount together with interest accrued thereon from the effective date of the Financing Agreement, to the date of repayment at an internal rate of return equal to the lesser of a 19% rate of interest or the maximum rate permitted by law, less any Revenue Interest payments received by Cowen Royalty. Under the Financing Agreement, an event of default includes standard insolvency and bankruptcy terms, including a failure to maintain liquid assets equal to at least the Company’s liabilities due and payable during the following three months.

The upfront cash receipt of $40.0 million less a discount of $0.5 million in cost reimbursements paid to Cowen Royalty was recorded in Long term obligations at issuance. The Company is accreting the discount to interest expense over the term of the related debt. The carrying value of the non-current portion of the Long term obligation at June 30, 2011, including accrued interest of $5.7 million, is $45.3 million. The carrying value of the non-current portion of the Long term obligation at December 31, 2010, including accrued interest of $3.1 million, was $42.6 million. The Company received $0.2 million and $0.4 million of royalty payments from Astellas in the three months and six month periods ended June 30, 2011, and consistent with the provisions of the arrangement, the Company paid that amount to Cowen Royalty as a reduction of the obligation. The Company made no payments to Cowen Royalty in the six months ended June 30, 2010.

The best estimate of future payments, the timing of which determines the short and long term classification of the obligation under the Financing Agreement, was based upon returning to Cowen Royalty an internal rate of return of 19% through Revenue Interest payments. Under this methodology, the Company recorded interest expense of $2.3 million and $4.5 million during the three months and six months ended June 30, 2011. The Company recorded interest expense of $1.3 million during the three months and six months ended June 30, 2010. The accrued interest on the Long term debt obligation is presented on the condensed consolidated balance sheets as of June 30, 2011 in two components, the Long term obligation—current portion, which totals $3.7 million and the remaining $5.7 million included in Long term obligation. At December 31, 2010, the Long term obligation—current portion was $2.2 million and the remaining $3.1 million was included in Long term obligation.

The Company capitalized $0.3 million of debt issuance costs related to the agreement which are being amortized over the term. At June 30, 2011 and December 31, 2010, the unamortized debt issuance costs were $0.3 million and $0.3 million, respectively, and are included in “Prepaid expenses and other current assets” and “Other assets” on the Company’s consolidated balance sheet.

The estimated fair market value of the Long term obligation at June 30, 2011 and December 31, 2010 is $41.4 million and $40.9 million, respectively. The estimated fair market value was calculated using the income method of valuation. The key assumptions required for the calculation were an estimate of the future royalty revenues to be received from Astellas and an estimated cost of capital. Management’s estimate of the future royalty revenues to be received from Astellas is subject to significant variability due to the recent product launch, regulatory process still to be conducted for significant portions of the Astellas territory and the extended time period associated with the Cowen Financing Agreement, and thus are subject to significant uncertainty.

Note 9. Commitments and Contingencies

The Company has issued non-cancellable purchase orders to third party manufacturers of Qutenza and NGX-1998 for manufacturing, stability and related services including reimbursable amounts from Astellas for the supply of Qutenza based on the Astellas Agreement. These purchase orders totaled $2.0 million as of June 30, 2011 and included approximately $0.8 million for stability and related services, $0.7 million of commitments related to supply of Qutenza to Astellas, $0.5 million related to product manufacturing costs for the U.S. market, and less than $0.1 million for the Phase 2 clinical study for NGX-1998. The Company will record these amounts in its financial statements when title to the applicable materials has transferred to the Company.

Note 10. Subsequent event

On July 26, 2011, the Company completed a private placement under a Securities Purchase Agreement pursuant to which the Company issued “Units” for an aggregate purchase price of approximately $20.2 million, at a per Unit price of $1.72. Each Unit was comprised of one share of common stock and a warrant to purchase 0.5 shares of common stock (representing 50% warrant coverage on the shares to be issued) (the “Warrants”). The price of each Unit was based on the July 21, 2011 consolidated closing bid price of the Company’s common stock on the NASDAQ Global Market of $1.65 per share, and represented a purchase price of $1.65 for the one share of common stock issued for each Unit and a Warrant purchase price of $0.07 for the 0.5 shares of common stock underlying the Warrants issued for each Unit (resulting in a purchase price for the Warrants of $0.14 per whole share of common stock underlying such Warrants). The total number of Units issued in connection with the transaction was 11,749,552, representing an aggregate issuance of 11,749,552 shares of common stock and Warrants to purchase an aggregate of 5,874,782 shares of common stock. The Warrants have a term of five years, contain a net-exercise provision, and have an exercise price of $1.65 per share. In addition, the Warrants contain terms that prevent the Warrants from being exercised to the extent that such exercise would cause a stockholder’s beneficial ownership (along with its affiliates and others with whom such stockholder’s holdings would be aggregated for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended) to exceed 19.999% of the total number of then issued and outstanding shares of common stock of the Company. Pursuant to a Registration Rights Agreement entered into in connection with the Securities Purchase Agreement, the Company agreed to file a registration statement covering the resale of the common stock and the shares of common stock underlying the Warrants issued and issuable to the purchasers of Units no later than 30 calendar days from the closing date, and to seek to have such registration statement declared effective within a stated term depending on certain conditions.

On August 5, 2011, the Company entered into a loan agreement with Hercules Technology Growth Capital, Inc. (“Hercules”), which includes both a $5 million accounts receivable line and a $15 million term loan, with the term loan being funded on August 8, 2011. Under the terms of the loan agreement, the $15 million term loan is required to be repaid over the course of the 42-month maturity period, which includes a 12-month interest only period at the beginning of the term. Interest on the term loan has a minimum rate of 9.50%, which can increase based on fluctuations in the prime rate. The $5 million accounts receivable line is a revolving line that is available until December 31, 2012 and then is renewable by Hercules each year thereafter. The accounts receivable line bears interest at a minimum interest rate of 6.75%, which can also increase based on fluctuations in the prime rate, and the maximum borrowing availability under the revolving line is based upon a percentage of eligible account receivables of the Company. The Company may prepay and terminate the term loan and the accounts receivable line at any time, subject to certain prepayment fees, and is obligated to also pay a fee of $600,000 when the term loan is repaid. The obligations of the Company under the loan agreement are secured by certain personal property of the Company. The loan agreement also contains customary negative covenants and is subject to customary events of default. In connection with the entry of the Company into the loan agreement, Hercules was issued a warrant for 791,667 shares of the Company’s common stock (representing an aggregate exercise price equal to approximately 7.125% of the maximum aggregate funds potentially available to the Company under the loan agreement). The warrant has a term of five years, contains a net-exercise provision, and has an exercise price of $1.80 per share.

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

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•

Our plans with regard to our sales efforts for Qutenza® in the United States and the plans of Astellas Pharma Europe Ltd., or Astellas, for commercialization of Qutenza pursuant to the terms of the Distribution, Marketing Agreement and License Agreement, or the Astellas Agreement;

•	the sufficiency of existing resources to fund our operations beyond December 31, 2012;

•

efforts to expand the scope of indications in which our capsaicin-based product candidates are approved and may be marketed, including the timing of our submission of a supplemental New Drug Application, or sNDA, for label expansion of Qutenza;

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

Our first commercial product is a dermal delivery system designed to treat certain neuropathic pain conditions that was approved by the U. S. Food and Drug Administration, or FDA, in November 2009 for the management of neuropathic pain associated with postherpetic neuralgia, or PHN. Qutenza, the first prescription strength capsaicin product approved in the United States became commercially available in the first half of 2010. We promote Qutenza in the United States using our own marketing and sales force and it is distributed through a network of specialty distributors and specialty pharmacies. Qutenza is available in certain European countries through our collaborator Astellas.

In May 2009, Qutenza received a marketing authorization, or MA, in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, we entered into the Astellas Agreement, under which we granted Astellas an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa, which we refer to as the Licensed Territory. Qutenza was made available on a country by country basis commencing in April 2010, and by June 30, 2011 was available in 19 European countries. We believe that Astellas plans to introduce Qutenza in additional European Union countries as well as non-European Union countries within its territory during the remainder of 2011. We recognize royalty revenue based upon Astellas’ reported net sales of Qutenza in the Licensed Territory. We recognize royalty revenue from Astellas on a quarter lag basis due to timing of Astellas reporting such royalties to us.

We plan to submit an sNDA in the third quarter of 2011 in pursuit of a label expansion for Qutenza in the United States. The label expansion would include patients with painful HIV-associated peripheral neuropathy, or HIV-PN, also known as painful HIV-associated neuropathy and painful HIV-distal sensory polyneuropathy. The submission is expected to utilize data from two completed Phase 3 studies in patients with HIV-PN, one of which did not meet its primary endpoint. Our plans for continued Qutenza development efforts with respect to PDN are being evaluated in light of Astellas’ plans for market support studies and satisfaction of the European Medicines Agency, or EMA, post-approval regulatory commitments.

In November 2010, we treated the first patient in a Phase 2 clinical study of NGX-1998, a topical liquid formulation of high-concentration capsaicin, in patients with PHN. The Phase 2, adaptive-design, clinical study is being conducted in two stages. The objective of the study is to provide information regarding appropriate pretreatment for NGX-1998 and to select one of two concentrations of capsaicin in NGX-1998 for further evaluation. The first stage was designed to determine the shortest tolerable anesthetic pretreatment regimen and was completed in the quarter ended March 31, 2011. Based on the results from the first stage, the second stage of the study was conducted without the use of a topical anesthetic pretreatment regimen. The second stage completed enrollment and dosing in the quarter ended June 30, 2011 and is designed to provide data that will be utilized to help guide dose selection and the further development of NGX-1998. The Astellas Agreement provides Astellas an option to exclusively license NGX-1998 in the Licensed Territory. If Astellas exercises such option, it is obligated under the Astellas Agreement to perform certain tasks, as are we, on the Phase 3 clinical trials and Astellas would be responsible for 50% of the costs incurred for Phase 3 clinical development.

In May 2011, we were granted a patent in the United States from the U.S. Patent and Trademark Office covering the NGX-1998 capsaicin topical liquid entitled, “Methods and Compositions for Administration of TRPV1 Agonists.” The allowed claims include method of use, formulation and system claims. The patent expires in 2027, which includes patent term adjustment. We also have a series of compounds which represent an early stage pipeline of potential product candidates which include various prodrugs of acetaminophen for potential use in acute pain, including traumatic pain, post-surgical pain and fever and various prodrugs of opioids for potential use in chronic pain indications. These other product candidates are in the pre-clinical stage of development and may or may not be the subject of further development in 2011 or beyond. We are currently seeking development partners for our acetaminophen prodrug programs.

To date we have not generated any significant product revenues and have funded our operations primarily by selling equity securities, establishing debt facilities and through the Astellas Agreement. Our net loss for the six months ended June 30, 2011 was $27.9 million and as of June 30, 2011 we had an accumulated deficit of $284.5 million. We had cash, cash equivalents and short-term investments totaling $22.1 million at June 30, 2011 and during the six months ended June 30, 2011, we used cash of $24.4 million in operating activities. We expect to continue to incur annual operating losses for the foreseeable future.

On July 26, 2011, we completed a private placement under a Securities Purchase Agreement pursuant to which we issued units, or the Units, for an aggregate purchase price of approximately $20.2 million, at a per Unit price of $1.72. Each Unit was comprised of one share of common stock and a warrant to purchase 0.5 shares of common stock (representing 50% warrant coverage on the shares to be issued). The price of each Unit was based on the July 21, 2011 consolidated closing bid price of our common stock on the NASDAQ Global Market of $1.65 per share, and represented a purchase price of $1.65 for the one share of common stock issued for each Unit and a warrant purchase price of $0.07 for the 0.5 shares of common stock underlying the warrants issued for each Unit (resulting in a purchase price for the warrants of $0.14 per whole share of common stock underlying such warrants). The total number of Units issued in connection with the transaction was 11,749,552, representing an aggregate issuance of 11,749,552 shares of common stock and warrants to purchase an aggregate of 5,874,782 shares of common stock. The warrants have a term of five years, contain a net-exercise provision, and have an exercise price of $1.65 per share. In addition, the warrants contain terms that prevent the warrants from being exercised to the extent that such exercise would cause a stockholder’s beneficial ownership (along with its affiliates and others with whom such stockholder’s holdings would be aggregated for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended) to exceed 19.999% of the total number of then issued and outstanding shares of our common stock. Pursuant to a Registration Rights Agreement entered into in connection with the Securities Purchase Agreement, we agreed to file a registration statement covering the resale of the common stock and the shares of common stock underlying the warrants issued and issuable to the purchasers of Units no later than 30 calendar days from the closing date, and to seek to have such registration statement declared effective within a stated term depending on certain conditions.

On August 5, 2011, we entered into a loan agreement with Hercules Technology Growth Capital, Inc., or Hercules, which includes both a $5 million accounts receivable line and a $15 million term loan, with the term loan being funded on August 8, 2011. Under the terms of the loan agreement, the $15 million term loan is required to be repaid over the course of the 42-month maturity period, which includes a 12-month interest only period at the beginning of the term. Interest on the term loan has a minimum rate of 9.50%, which can increase based on fluctuations in the prime rate. The $5 million accounts receivable line is a revolving line that is available until December 31, 2012 and then is renewable by Hercules each year thereafter. The accounts receivable line bears interest at a minimum interest rate of 6.75%, which can also increase based on fluctuations in the prime rate, and the maximum borrowing availability under the revolving line is based upon a percentage of eligible account receivables. We may prepay and terminate the term loan and the accounts receivable line at any time, subject to certain prepayment fees, and we are obligated to also pay a fee of $600,000 when the term loan is repaid. Our obligations under the loan agreement are secured by certain of our personal property. The loan agreement also contains customary negative covenants and is subject to customary events of default. In connection with our entry into the loan agreement, we issued to Hercules a warrant for 791,667 shares of our common stock (representing an aggregate exercise price equal to approximately 7.125% of the maximum aggregate funds potentially available to us under the loan agreement). The warrant has a term of five years, contains a net-exercise provision, and has an exercise price of $1.80 per share.

In April 2010, we borrowed $40.0 million from Cowen Royalty, pursuant to a Financing Agreement, referred to as the Financing Agreement, and under the terms of such agreement we agreed to repay Cowen Royalty up to $106 million by assigning Cowen Royalty one hundred percent of royalty, milestone, option and other payments that we may receive under the Astellas Agreement until our repayment obligation is satisfied in full. However, the total repayment may be substantially less if we elect certain prepayment options available under the Financing Agreement as disclosed more fully in Note 8 to the financial statements included in this Quarterly Report on Form 10-Q in the section entitled “Financial Statements (unaudited) – Notes to Consolidated Financial Statements.”

We anticipate that our existing cash and investments coupled with the July 2011 equity private placement financing and August 2011 debt financing will be sufficient to meet our projected operating requirements beyond December 31, 2012.

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

While our significant accounting policies are described in more detail in Note 2 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

We had gross shipments to our distributor customers of $0.8 million and $1.4 million for the three months and six months ended June 30, 2011. The application of the above revenue recognition policy resulted in the recognition of net revenue of $0.5 million and $1.1 million for the three months and six months ended June 30, 2011. We recognized less than $0.1 million of net product revenue in the three months and six months ended June 30, 2010. Our gross shipments are reduced for chargebacks, certain fees paid to distributors and product sales allowances including rebates to qualifying federal and state government programs. At June 30, 2011, net deferred product revenues totaled $0.8 million.

Revenue from the Astellas Agreement

In June 2009, we entered into the Astellas Agreement which provides for an exclusive license by us to Astellas for the promotion, distribution and marketing of Qutenza in the Licensed Territory, an option to license NGX-1998, a product candidate that is a non-patch topical liquid formulation of capsaicin, in the Licensed Territory, participation on a joint steering committee and, through a related supply agreement entered into with Astellas, or Supply Agreement, supply of product until direct supply arrangements between Astellas and third party manufacturers are established, some of which we anticipate to occur in 2011. Revenue under this arrangement includes upfront non-refundable fees and may also include additional option payments for the development of and license to NGX-1998, milestone payments upon achievement of certain product sales levels and royalties on product sales.

We analyzed the multiple element arrangements within the Astellas Agreement, to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting utilizing the accounting guidance in effect when the agreement is signed or materially changed. Accounting rules for multiple element arrangements changed for us effective January 1, 2011, however, the new rules apply to new arrangements or the Astellas Agreement if we were to significantly modify the agreement subsequent to January 1, 2011. Pursuant to the multiple-element arrangement guidance in effect at the time of the Astellas Arrangement, the Company made the determination of whether an element can be separated or accounted for as a single unit of accounting based on the availability of evidence with regard to standalone value of each delivered element. If the fair value of all undelivered performance obligations could be determined, then all obligations would then be accounted for separately as performed. If any delivered element was considered to either not have standalone value or have standalone value but the fair value of any of the undelivered performance obligations are not determinable, then any delivered elements of the arrangement would be accounted for as a single unit of accounting and the multiple elements would be grouped and recognized as revenue over the longest estimated performance obligation period.

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

Long Term Obligation

On April 30, 2010, we entered into the Financing Agreement with Cowen Royalty. Under the terms of the Financing Agreement, we borrowed $40.0 million from Cowen Royalty, or the Borrowed Amount, and we agreed to repay such amount together with a return to Cowen Royalty, out of royalty, milestone, option and certain other payments, collectively referred to as the Revenue Interest, that we may receive under the Astellas Agreement.

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

We are also required to make assumptions for the calculation of the estimated fair market value of the Long term obligation disclosed in the footnotes to our financial statements. The key assumptions required for the estimated fair market value calculation are estimates of the amounts and timing of the future royalty revenues and other payments to be received from Astellas, the amount and timing of payments to Cowen Royalty to repay the Borrowed Amount and an estimated cost of capital

The estimate of the future royalty revenues and other payments to be received from Astellas is subject to significant variability due to the recent product launch, regulatory processes still to be conducted for significant portions of the Astellas territory and the extended time period associated with the Financing Agreement, and thus are subject to significant uncertainty. For further discussion of this long term obligation, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Results of Operations

In November 2009, we received marketing approval from the FDA for Qutenza for the management of neuropathic pain associated with PHN. In April 2010, we launched Qutenza in the United States. We are marketing and selling Qutenza in the United States through a team of approximately 50 sales professionals. We have established a distribution network to allow healthcare providers to access Qutenza through specialty distributors and specialty pharmacies. We are marketing Qutenza to high volume prescribing physicians who treat PHN patients in private practices, hospitals, military treatment facilities and veterans associations. Our approach requires considerable time and effort to educate and train physicians and their staff prior to their initial Qutenza treatments.

We commenced recording collaboration revenue for the upfront payments from Astellas in 2009, when the upfront payment of $48.8 million received from Astellas became nonrefundable as a result of our transfer of the Qutenza MA to Astellas. We recognized $1.8 million of the upfront payment as revenue in each of the second quarters of 2011 and 2010 and recognized $3.6 million in each of the six month periods ending June 30, 2011 and 2010. As of June 30, 2011, we have $36.0 million remaining in deferred collaboration revenue which will be recognized on a straight line basis over the remaining service period of the joint steering committee, which we estimate will expire in June 2016. Under our Supply Agreement with Astellas, we are obligated to supply product, at a contractual price which approximates our cost, until such time as Astellas establishes its own supply relationship.

As of June 30, 2011, Astellas has made Qutenza commercially available in 19 European countries and Astellas has informed us that it is continuing its focus on intensive site training on a country by country basis. In the second quarter of 2011, Qutenza sales were initiated in France. We believe that Astellas plans to expand Qutenza availability in the European Union and seek regulatory approvals in certain countries in the remainder of the Licensed Territory in 2011.

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

We commence tracking the separate, external costs of a project when we determine that a project has a reasonable chance of entering clinical development. Senior management discusses the possibility of entering clinical development, along with the possibility of meeting other regulatory milestones, throughout the development cycle. These discussions include consideration of the costs and time required to bring the project to market and potential market acceptance for a product from the project, if one receives marketing approval. We do not maintain and evaluate research and development costs by specific therapeutic indications within a program due to the difficulties in allocating such costs to specific indications. We use our internal research and development resources across several projects and some of their efforts may not be attributable to specific projects or indications. Beginning in 2011, we are allocating internal resources to specific development programs.

The following table reflects the distribution of our research and development costs by development program for the three months and six months ended June 30, 2011 and 2010:

	Three months and six months ended June 30; (in thousands)
	Qutenza	NGX- 1998	Acetaminophen Prodrug and Opioid Prodrug	Unallocated Internal costs (1)	Total
Three months ended June 30, 2011	$1,567	$2,390	$15	$271	$4,243

Three months ended June 30, 2010	373	360	23	1,766	2,522

Six months ended June 30, 2011	$3,016	$4,588	$62	$534	$8,200

Six months ended June 30, 2010	582	518	24	3,521	4,645

(1)	– The Company began allocating internal costs to specific development projects on January 1, 2011, therefore no 2010 internal costs were allocated to specific development projects

The process of conducting preclinical testing and clinical trials necessary to obtain marketing approvals in the United States and other regions is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, patient enrollment, manufacturing capabilities, successful clinical results, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when or to what extent we will generate revenues from commercialization and sale of any of our unapproved product candidates. In November 2010, we treated the first patient in a Phase 2 clinical study of NGX-1998 and by the end of the second quarter of 2011 had completed enrollment and dosing. NGX-1998 is our most advanced product candidate and costs to complete development of NGX-1998 could be significant. Pursuant to the Astellas Agreement, Astellas has an option to license NGX-1998 in the Licensed Territory, and if they were to exercise the option, the Astellas Agreement provides for Astellas to be responsible for 50% of the costs incurred for Phase 3 clinical development. If we do not obtain regulatory approval for NGX-1998 or our other product candidates, or for other indications for Qutenza, our ability to achieve additional revenue, our operating results, and our financial position will be adversely affected. We expect that our annual 2011 research and development costs will increase as compared to 2010 as we expand development activities for NGX-1998, including the on-going Phase 2 clinical study and work to submit an sNDA for Qutenza’s label expansion to cover patients with HIV-PN.

Our selling, general and administrative expenses consist primarily of salaries and benefits, including those of our sales, marketing, commercial operations and administrative functions such as finance, human resources, legal, medical affairs and information technology. Additionally, selling, general and administrative expenses include marketing expenses, commercialization costs, pharmacovigilance costs, costs associated with our status as a public company and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. We anticipate that our selling, general and administrative expenses may increase over the next several years as a result of our commercialization of Qutenza. These increases are likely to be attributable to increasing marketing activities, costs to maintain and potentially grow our U.S. sales force and infrastructure costs to support commercial operations, and may include adding additional personnel in certain of the key functional areas that support growth of our general operations, including accounting and finance, legal and human resources.

Comparison of the Three Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,		$ Increase	% Increase
(in thousands)	2011	2010	(Decrease)	(Decrease)
Product revenue	$486	$33	$453	1373%
Collaboration revenue	1,997	2,051	(54)	(3%)
Cost of goods sold	147	45	102	227%
Research and development expenses	4,243	2,522	1,721	68%
Selling, general and administrative expenses	10,350	8,494	1,856	22%
Interest income	20	22	(2)	(9%)
Interest expense	2,300	1,289	1,011	78%

Product Revenue. Due to limited history of product returns and cash collections from our customers, (specialty distributors and specialty pharmacies), we recognize revenue for Qutenza at the later of the time our customers ship product to healthcare professionals and cash collections received by us from our customers. We recorded gross shipments of Qutenza to our distributor customers totaling $0.8 million in the second quarter of 2011. Based on our revenue recognition methodology, we recognized $0.5 million as Qutenza revenue for the second quarter 2011. In the prior year quarter, we had less than $0.1 million of revenue on gross shipments of $0.3 million, as that was our first quarter of Qutenza’s sales. We have deferred product revenue of $0.8 million at June 30, 2011 which is reported net of associated cost of goods sold of $0.1 million in our condensed consolidated balance sheet as of June 30, 2011. Of the $0.8 million deferred as of June 30, 2011, $0.7 million is deferred due to amounts not being due under the 120 day payment terms extended to our distributor customers.

Collaboration Revenue. Collaboration revenue of $2.0 million recorded in the three months ended June 30, 2011 consisted of $1.8 million of the amortization of upfront payments received pursuant to the Astellas Agreement and $0.2 million in royalty income. The prior year quarter reflects $1.8 million for the amortization of upfront payments received under the Astellas Agreement and $0.3 million of revenue under the Supply Agreement with Astellas. Under our Supply Agreement with Astellas, we are obligated to supply product, at a contractually agreed upon cost for materials and our related labor and overhead, until such time as Astellas establishes its own supply relationship with suppliers. Going forward, we do not expect to make a significant net profit or loss on sales of product to Astellas.

Cost of goods sold. Cost of goods sold totaled $0.1 million for the three months ended June 30, 2011. Cost of goods sold includes the cost of products sold, fixed costs associated with services provided by our third-party logistics partner for managing the shipping, billing and other administrative functions associated with the distribution channel and also includes royalty obligations due to our intellectual property licensors, UC and LTS for Qutenza sales in the United States. During the three month period ended June 30, 2011, the cost of goods sold includes fixed costs of less than $0.1 million. As our product revenues increase over time, we expect that our gross margin will improve to approximately 90%.

Research and Development expenses. Research and development expenses were $4.2 million for the quarter ended June 30, 2011, up from $2.5 million in the prior year period. This represents a $1.7 million or 68% increase. The increase was primarily related to a $0.7 million increase in investigator payments, clinical research organization fees, enrollment advertising and regional monitoring costs for our Phase 2 clinical trial of NGX-1998. We completed enrollment and dosing for this clinical trial in the second quarter of 2011. We initiated the trial in November 2010 and thus did not have trial related costs in the second quarter of 2010. Also contributing to the increased costs were $0.6 million of higher formulation development costs for NGX-1998. We incurred $0.3 million in consulting and contractor costs to assist in our preparing of the sNDA for a possible label expansion for Qutenza to cover patients with HIV-PN. We did not have any similar costs in the prior year period as we had not yet begun working on the sNDA. We expect to submit the sNDA in the third quarter of 2011.

Selling, General and Administrative expenses. Selling, general and administrative expenses increased $1.9 million, or 22%, to $10.4 million for the quarter ended June 30, 2011, from $8.5 million for the same period in 2010. In both the second quarter of 2011 and 2010, we incurred significant costs in the launch and continued commercialization of Qutenza. In the second quarter of 2011, we spent $1.1 million more than in the same quarter of 2010 supporting commercialization of Qutenza. In 2011 we focused on gathering and analyzing market data because we believe that increasing our understanding of the market data will help us focus our promotion and sales strategies and improve our understanding of the effectiveness of existing strategies. In the second quarter of 2010, most of our spending was in support of the initial launch of Qutenza and include items such as the development and production of marketing materials and publications. Also contributing to the overall year over year increase was higher salary, payroll tax and benefit costs totaling $0.5 million, as we increased the headcount versus the year ago quarter, and higher travel of $0.1 million. Our legal costs have increased $0.2 million versus the prior year period due to resolution of an employee issue, support of our regulatory filings and general corporate matters.

Our corporate office lease expires in July 2012 and we currently believe it is unlikely that we will be able to renew our existing lease. We are currently evaluating available office space in the same general location. Based on our projected needs and our evaluation thus far, we may lease more space than we currently occupy and the cost per square foot may be higher than we are currently paying. Thus, we expect that our rent expense may increase in the third quarter of 2012 and beyond.

Interest expense. Interest expense was $2.3 million for the three months ended June 30, 2011 as compared to $1.3 million for the same period in 2010. This increase was primarily due to having a full quarter of expense in 2011 versus a partial quarter in the year ago period on the $40.0 million Long term obligation related to the Financing Agreement entered into with Cowen Royalty in April 2010.

Comparison of the Six Months Ended June 30, 2011 and 2010

	Six Months Ended June 30,		$ Increase	% Increase
(in thousands)	2011	2010	(Decrease)	(Decrease)
Product revenue	$1,062	$33	$1,029	3118%
Collaboration revenue	4,592	3,837	755	20%
Cost of goods sold	255	45	210	467%
Research and development expenses	8,200	4,645	3,555	77%
Selling, general and administrative expenses	20,632	17,301	3,331	19%
Interest income	46	29	17	59%
Interest expense	4,500	1,289	3,211	249%

Product Revenue. For the six months ended June 30, 2011, we recorded net product revenue of $1.1 million as compared to less than $0.1 million in the same period of 2010. We had gross shipments to our distributor customers of $1.4 million in the current year to date period and $0.3 million in the prior year. Due to limited history of product returns and cash collections from our customers, we recognize revenue for Qutenza at the later of the time our customers ship product to healthcare professionals and cash collections received by us from our customers. The increase over the prior year reflects progress in our launch of Qutenza coupled with the fact that Qutenza was launched at the beginning of our second quarter in 2010.

Collaboration Revenue. Collaboration revenue of $4.6 million recorded in the six months ended June 30, 2011, which consisted of $3.6 million of the amortization of upfront payments received pursuant to the Astellas Agreement, $0.6 million of Collaboration revenue under our Supply Agreement with Astellas and $0.4 million in royalty income. For the six months ended June 30, 2010, collaboration revenue included $3.6 million of the amortization of upfront payments received pursuant to the Astellas Agreement and $0.2 million of Collaboration revenue under our Supply Agreement. No Astellas royalties were reported during the six months ended June 30, 2010. Under our Supply Agreement with Astellas, we are obligated to supply product, at a contractually agreed upon cost for materials and our related labor and overhead, until such time as Astellas establishes its own supply relationship with suppliers. Going forward, we do not expect to make a significant net profit or loss on sales of product to Astellas.

Cost of goods sold. Cost of goods sold totaled $0.3 million for the six months ended June 30, 2011 and less than $0.1 million for the prior year period. Cost of goods sold includes the cost of products sold, fixed costs associated with services provided by our third-party logistics partner for managing the shipping, billing and other administrative functions associated with the distribution channel and also includes royalty obligations due to our intellectual property licensors, UC and LTS. During the six month period ended June 30, 2011, the cost of goods sold includes fixed costs of $0.1 million. As our product revenues increase over time, we expect that our gross margin may improve to approximately 90%.

Research and Development expenses. Research and development expenses were $8.2 million for the six months ended June 30, 2011, an increase of $3.6 million, or 77%, from $4.6 million for the same period in 2010. The increase was primarily related to a $1.6 million increase in investigator payments, clinical research organization fees, enrollment advertising and regional monitoring costs for our Phase 2 clinical trial of NGX-1998. We completed enrollment and dosing for this clinical trial in the second quarter of 2011. The trial began in November 2010 and thus we were not yet incurring significant costs related to the trial in the year ago period. Also contributing to the increased costs were $0.9 million of higher formulation development costs for NGX-1998 and $0.5 million higher consulting and contractor costs to assist in our preparation of the sNDA for a possible label expansion for Qutenza to cover patients with HIV-PN. We expect to submit the sNDA in the third quarter of 2011. We also incurred higher employee related costs totaling $0.3 million due to higher stock compensation expense and higher salaries and payroll taxes.

Selling, General and Administrative expenses. Selling, general and administrative expenses increased $3.3 million, or 19%, to $20.6 million for the six months ended June 30, 2011, from $17.3 million for the same period in 2010. Similar to the first half of 2010, we spent significant resources to promote Qutenza in 2011. However, our marketing related expenditures have transitioned as we progress through our launch, although our spending level only increased by $0.2 million over the 2010 level. In 2011, we focused more on gathering and analyzing market data, whereas in 2010 our focus was on the initial lunch of Qutenza. . Also contributing to the overall increase was an increase in headcount in our field sales and marketing organization resulting in higher salary, payroll tax and benefit costs totaling $1.3 million. Travel costs were $0.5 million higher in the 2011 period than the 2010 period as the sales team traveled for a full six months versus an abbreviated post launch period in 2010. In 2011, we have added headcount to our administrative function, and this coupled with higher pay rates and higher stock compensation expense has resulted in $0.5 million of higher costs than in 2010. In addition, our general corporate matters and patent legal costs have increased a total of $0.5 million versus the prior year period.

Interest expense. Interest expense was $4.5 million for the six months ended June 30, 2011 as compared to $1.3 million for the same period in 2010. Our interest expense relates to the $40.0 million Long term obligation under the Financing Agreement entered into with Cowen Royalty. This increase was primarily due to having a full six months of interest expense in 2011 versus a fewer number of months in 2010 following the close of the Financing Agreement in April 2010.

Liquidity and Capital Resources

Since our inception through June 30, 2011, we have funded our operations primarily by selling equity securities, establishing debt facilities and through a collaboration agreement with Astellas. In May 2007, we completed an initial public offering of our common stock which resulted in net cash proceeds, after deducting total expenses including underwriting discounts and commissions and other-offering related expenses, of $38.1 million. In December 2007, we completed the first closing of a private placement of our common stock and warrants resulting in net cash proceeds of $21.5 million and in January 2008, we completed the second and final closing of this private placement of our common stock and warrants resulting in net cash proceeds of $2.3 million. In April 2010, we borrowed $40.0 million under a Financing Agreement with Cowen Royalty.

As of June 30, 2011, we had approximately $22.1 million in cash, cash equivalents and short-term investments. We also had working capital, adjusted to exclude the current portion of non-cash deferred revenue of approximately $8.1 million, of $13.2 million. Our cash and investment balances are generally held in money market funds, obligations of U.S. government agencies and commercial paper . Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to capital preservation and liquidity. Further, to reduce portfolio risk, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. Our investment holdings at June 30, 2011 consist of $13.7 million in U.S. Treasury, $4.9 million in cash and money market funds and $3.5 million in commercial paper.

Net cash used in operating activities was $24.4 million and $21.3 million for the six months ended June 30, 2011 and 2010, respectively. The increase in cash used in operating activities in 2011 as compared to 2010 resulted primarily from funding the launch of Qutenza for the entire six month period and our Phase 2 clinical trial for NGX-1998 which commenced in November 2010.

Net cash provided by investing activities was $20.1 million for the six months ended June 30, 2011. This resulted from maturing investments which were not reinvested due to operating cash requirements. In the prior year period, we used cash in investing activities as we were investing funds received from the Financing Arrangement with Cowen Royalty which closed in April 2010. Investing activities consisted primarily of the purchase, sale and maturity of marketable securities and to a lesser extent, the purchase of capital equipment. Fluctuations in our investing activities have primarily been driven by the timing of receipt of proceeds from financing activities, the acquisition of investments and the maturity of those investments. We expect that property and equipment expenditures in for the remainder of 2011 will remain at historical levels.

Net cash provided by financing activities in the six month period ended June 30, 2011 was $0.2 million, due to employees acquiring common stock through our stock purchase plan and by exercising stock options. Net cash provided by financing activities in the six months ended June 30, 2010 was $39.2 million and primarily represents the proceeds from the long term obligations related to the Financing Arrangement with Cowen Royalty.

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

At June 30, 2011 we had $22.1 million in cash, cash equivalents and short-term investments. We anticipate that our operating expenses for the remainder of 2011 may be equal to or slightly decrease from the level achieved in the first half of 2011. We anticipate that cash used in operating activities for the entire year may increase in 2011 as compared to 2010 as a result of our efforts to increase sales of Qutenza in the United States while conducting the Phase 2 clinical study of NGX-1998 and pursing a label expansion for Qutenza in the United States.

On July 26, 2011, we completed a private placement under a Securities Purchase Agreement pursuant to which we issued units, or the Units, for an aggregate purchase price of approximately $20.2 million, at a per Unit price of $1.72. Each Unit was comprised of one share of common stock and a warrant to purchase 0.5 shares of common stock (representing 50% warrant coverage on the shares to be issued). The price of each Unit was based on the July 21, 2011 consolidated closing bid price of our common stock on the NASDAQ Global Market of $1.65 per share, and represented a purchase price of $1.65 for the one share of common stock issued for each Unit and a warrant purchase price of $0.07 for the 0.5 shares of common stock underlying the warrants issued for each Unit (resulting in a purchase price for the warrants of $0.14 per whole share of common stock underlying such warrants). The total number of Units issued in connection with the transaction was 11,749,552, representing an aggregate issuance of 11,749,552 shares of common stock and warrants to purchase an aggregate of 5,874,782 shares of common stock. The warrants have a term of five years, contain a net-exercise provision, and have an exercise price of $1.65 per share. In addition, the warrants contain terms that prevent the warrants from being exercised to the extent that such exercise would cause a stockholder’s beneficial ownership (along with its affiliates and others with whom such stockholder’s holdings would be aggregated for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended) to exceed 19.999% of the total number of then issued and outstanding shares of our common stock. Pursuant to a Registration Rights Agreement entered into in connection with the Securities Purchase Agreement, we agreed to file a registration statement covering the resale of the common stock and the shares of common stock underlying the warrants issued and issuable to the purchasers of Units no later than 30 calendar days from the closing date, and to seek to have such registration statement declared effective within a stated term depending on certain conditions.

On August 5, 2011, we entered into a loan agreement with Hercules which includes both a $5 million accounts receivable line and a $15 million term loan, with the term loan being funded on August 8, 2011. Under the terms of the loan agreement, the $15 million term loan is required to be repaid over the course of the 42-month maturity period, which includes a 12-month interest only period at the beginning of the term. Interest on the term loan has a minimum rate of 9.50%, which can increase based on fluctuations in the prime rate. The $5 million accounts receivable line is a revolving line that is available until December 31, 2012 and then is renewable by Hercules each year thereafter. The accounts receivable line bears interest at a minimum interest rate of 6.75%, which can also increase based on fluctuations in the prime rate, and the maximum borrowing availability under the revolving line is based upon a percentage of eligible account receivables. We may prepay and terminate the term loan and the accounts receivable line at any time, subject to certain prepayment fees, and we are obligated to also pay a fee of $600,000 when the term loan is repaid. Our obligations under the loan agreement are secured by certain of our personal property. The loan agreement also contains customary negative covenants and is subject to customary events of default. In connection with our entry into the loan agreement, we issued to Hercules a warrant for 791,667 shares of our common stock (representing an aggregate exercise price equal to approximately 7.125% of the maximum aggregate funds potentially available to us under the loan agreement). The warrant has a term of five years, contains a net-exercise provision, and has an exercise price of $1.80 per share.

We anticipate that our cash and investments as of June 30, 2011 coupled with the July 2011 equity and debt financings will be sufficient to meet our projected operating requirements beyond December 31, 2012.

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

To date, we have incurred recurring net losses and negative cash flows from operations, after excluding the upfront cash received from Astellas in 2009. Until we can generate significant cash from our operations, if ever, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities, debt financing and from one or more collaboration agreements as well as potentially through royalty monetization, debt financing or the sale of other equity securities. However, we may not be successful in obtaining additional collaboration agreements, in receiving milestone or royalty payments under those agreements, or in obtaining capital from additional equity or debt financings. In addition, we cannot be sure that our existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay or potentially eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect the launch of our product candidates or our ability to continue in business. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations

We have issued non-cancellable purchase orders to third party manufacturers of Qutenza and NGX-1998 for manufacturing, stability and related services including reimbursable amounts from Astellas for the supply of Qutenza based on the Astellas Agreement. These purchase orders totaled $2.0 million as of June 30, 2011 and included approximately $0.8 million for stability and related services, $0.7 million of commitments related to supply of Qutenza to Astellas, $0.5 million related to product manufacturing costs for the U.S. market, and less than $0.1 million for the Phase 2 clinical study for NGX-1998. We plan to record these amounts in our financial statements when title to the applicable materials has transferred to us.

Recently Issued and Adoption of New Accounting Standards

Not Yet Adopted

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, “Presentation of Comprehensive Income” an update to Accounting Standards Codification, or ASC, Topic 220, “Comprehensive Income”. The amendments of this update require that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is to be applied retroactively and is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011, and interim and annual periods thereafter. This update will be effective for the Company January 1, 2012. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

Adopted in 2011

In October 2009, FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements . This guidance modifies previous guidance for multiple element arrangements by allowing the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence, or VSOE, or third party evidence, or TPE, of selling price for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price is not available. In addition, the residual method of allocating arrangement consideration is no longer permitted. This ASU is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption was permitted. We adopted this ASU on January 1, 2011 and the adoption of the new guidance did not have a material impact on our consolidated financial statements. We currently only has one revenue agreement with multiple elements, the Astellas Agreement. If we were to enter into new multiple element arrangements or make a material modification to the Astellas Agreement after January 1, 2011, the contract would be accounted for under the provisions of ASU No. 2009-13.

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

Amounts paid to us by Astellas under the Astellas Agreement may be based in Euro or other currency which will then be converted to U.S. dollars before payment to us. To the extent that these potential receipts are different than our net payable exposure in Euro to our suppliers mentioned above, and to the extent that the timing of these potential payments and receipts differ, we will have a net receivable or payable exposure in Euro.

We currently do not engage in foreign currency hedging activities as the short-term exposure to fluctuations in foreign currency is relatively small.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, subject to the limitations described below, that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our product Qutenza® (capsaicin) 8% patch, was approved by the FDA in November 2009 for the management of neuropathic pain associated with PHN. Our commercial success depends on our ability to successfully launch and commercialize Qutenza in the United States. Prior to receiving FDA marketing approval, our commercialization activities were limited and, as a result, many of our proposed activities to create product awareness or promote market acceptance have only recently been initiated and as such their effect may take some time to be realized, if at all. Although we launched Qutenza in April 2010, we may not know how effective our launch is until at least eight quarters after the launch date, if at all, due to Qutenza’s nature as an office administered product, its expected duration of effect resulting in prolonged periods between product use for a particular patient, and due to our targeted commercialization strategy. Additionally, successful commercialization of Qutenza will depend on a number of factors as further discussed in this Risk Factors section, which include risks related to obtaining adequate reimbursement, continuing to devote sufficient management and financial resources to maintain a qualified sales force and otherwise promote the commercial launch of Qutenza, continuing to build infrastructure to support commercial operations and ensuring sufficient product supply. There can be no assurance that we will be able to continue to devote sufficient financial resources to hire, retain and manage the personnel and undertake the activities required to maximize the commercial potential of Qutenza or that such commercialization will result in significant product sales of Qutenza. Further, we have had and may in the future have turnover within our sales force. Our ability to achieve revenue growth may be impacted negatively by this turnover, and the time and management focus it takes to hire and retain sales force in response to such turnover. If necessary in order to maintain our cash resources and reduce spending levels, we may elect to reduce the financial resources we devote to promoting the commercialization of Qutenza, and in such event the product sales of Qutenza could be adversely affected and this may significantly and negatively impact our revenue and results of operations. In addition, we are establishing inventory levels of Qutenza based upon our expectations of future product sales. If actual product sales are significantly lower than our expectations, our inventory levels may be excessive. If Qutenza supplies remain in inventory for significantly longer than anticipated, such supplies may not be suitable for sale due to expiration of their shelf lives, which would require us to write off the cost of such expired product.

Our strategy for launching Qutenza in the United States may result in lower than expected near term revenue and could result in a lower overall revenue potential for Qutenza.

We launched Qutenza with a field sales organization of approximately 40 representatives and managers which has since been expanded to approximately 50 such personnel. We have tasked the sales force with focusing initially on thought leaders in neuropathic pain as well as U.S. pain specialists with a significant practice in treating PHN patients in major markets in the United States. Our current approach to launching Qutenza contemplates significant interaction with healthcare professionals to facilitate educating staff involved with administering and billing for Qutenza and involves a combination of sales representatives and reimbursement specialists, all of whom we believe are necessary to enable healthcare professionals that use Qutenza to have:

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

Because many people suffering from PHN are elderly, in order for Qutenza to be economically viable in the United States, we will need Medicare coverage for Qutenza to have significant market penetration. We understand that all of the Medicare contractors that process claims for Medicare are covering Qutenza under Part B and consequently, we believe that Medicare Part B coverage for Qutenza is in place nationwide. Although Medicare Part B coverage is in place, Medicare policymakers or local contractors may determine that Qutenza is reasonable and necessary only under limited circumstances. Currently, four contractors have published detailed coverage criteria for Qutenza. If a significant portion of contractors establish restrictive coverage policies for Qutenza, our business would be harmed, not only because Medicare beneficiaries represent a substantial portion of our target market, but also because Medicare’s coverage policies would likely affect the determination of many state Medicaid programs and could influence private payers.

The use of Qutenza is reimbursable under Medicare Part B and the amounts of reimbursement available to the healthcare professionals for the treatment procedure are known in most cases, since 8 of the 11 contractors have instructed healthcare professionals to bill using established evaluation and management codes that have payment rates associated with them. Three contractors have requested that healthcare professionals use a miscellaneous / unlisted code for the Qutenza application procedure. One of these three contractors set a payment rate that we consider inadequate. We are working with local healthcare professionals to advocate for an adjustment to this payment rate that we believe more accurately reflects the resources necessary to administer Qutenza. In the case of the other contractors, the reimbursement amounts for the Qutenza treatment procedure appear acceptable to local providers. Additionally, the timing and process for healthcare professionals to receive reimbursement for use of Qutenza may be a lengthy and uncertain process which can also create a barrier for healthcare professionals’ adoption of Qutenza. In either case, these factors could serve to seriously limit the market opportunity for Qutenza.

We also will need to obtain favorable coverage and reimbursement decisions for Qutenza from private insurers, including managed care organizations. We expect that private insurers will consider the efficacy, cost-effectiveness and safety of Qutenza in determining whether to provide reimbursement for Qutenza and at what level. At this time, we are aware of two large national plans and ten regional plans, including seven state-based Blue Cross Blue Shield plans that have published coverage criteria for Qutenza. Other private insurers and managed care plans are providing access to Qutenza and have chosen not to manage it with coverage criteria.

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

Within the Licensed Territory, regulatory approval for Qutenza has been obtained within the European Economic Area, Switzerland and Georgia. Other regulatory jurisdictions in the Licensed Territory may require further clinical and manufacturing activities to gain approval for sales of Qutenza in these countries. There can be no assurance that these activities will be successful and that approval in these countries will be obtained in a timely manner, if at all. Further, there can be no assurance that such clinical or manufacturing activities will not negatively impact the regulatory processes in the European Economic Area, United States or other markets where regulatory approval of Qutenza may have been obtained or may be in the process of being sought.

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

Even if regulatory approval to market a particular product candidate is obtained, the approval could be conditioned on conducting additional costly post-approval studies or could limit the indicated uses included in such product’s labeling. For example, the Qutenza MA owned by Astellas in the European Union requires the conduct of certain post-authorization follow up measurers including ongoing evaluations of safety of Qutenza’s use in the labeled indications, as well as clinical evaluation in patients with PDN, although the timing of clinical evaluations in PDN has not yet been determined. Astellas did initiate a long term safety study in patients with PHN, HIV-PN and/or other painful peripheral neuropathies (excluding diabetics) in the third quarter of 2010. These studies, which are funded by Astellas pursuant to Astellas Agreement, may prove difficult and expensive to complete and their results may identify safety, efficacy or other issues related to Qutenza’s use that could hinder or prevent commercialization efforts. Moreover, the product may later be found in the course of these studies or through our pharmacovigilance programs to cause adverse effects that limit its use, force us or our partner to withdraw it from the market or impede or delay the ability to obtain regulatory approvals in additional countries.

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

Competition may become stronger and more direct and products in development, including products that we are unaware of, may compete with Qutenza. There are many other companies working to develop new drugs and other therapies to treat pain in general and neuropathic pain in particular, including Eli Lilly & Co, Pfizer, UCB Pharma SA, GlaxSmithKline plc, Merz, GW Pharmaceuticals, Novartis AG, Novo Nordisk A/S, Dainippon Pharmaceutical Co Ltd., AVANIR Pharmaceuticals, Xenoport, EpiCept, Newron Pharmaceuticals SpA, Pharmagesic Holding Inc., Arcion Therapeutics Inc., Endo Pharmaceuticals, AstraZeneca plc, Allergan, Inc., Bristol-Myers Squibb Co., Bio3 Research Srl, Relevare Pharmaceuticals Ltd., and Ortho-McNeil-Janssen Pharmaceuticals. Many of the compounds in development by such companies are already marketed for other indications, such as anti-depressants, anti-convulsants or opioids. In addition, physicians employ other interventional procedures, such as nerve stimulation or nerve blocks, to treat patients with difficult to treat neuropathic pain conditions.

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

In certain foreign markets, pricing or profitability of pharmaceutical products is subject to various forms of direct and indirect governmental control, including the control over the amount of reimbursement provided to the patient who is prescribed specific pharmaceutical products.

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

We may not be able to maintain orphan drug exclusivity for Qutenza in PHN and HIV-PN or obtain orphan designation in additional indications or product candidates.

We rely, in part, on the market exclusivity afforded orphan drugs for the commercialization of Qutenza in the United States. The FDA has granted us orphan drug status with regard to Qutenza for the management of neuropathic pain in patients with PHN and as a consequence, Qutenza is entitled to orphan exclusivity—that is, for seven years, the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances. Additionally, the FDA has granted us orphan drug status for HIV-PN, an indication for which we currently do not have an FDA-approved product. We may be unable to obtain orphan drug designations for any additional product candidates or exclusivity for any future product candidates or our potential competitors may obtain orphan drug exclusivity for capsaicin-based products competitive with our product candidates in indications other than PHN before we do, in which case we may be excluded from that market for the exclusivity period. In addition, orphan drug designation previously granted may be withdrawn under certain circumstances. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it if a competitive product based on the same active compound is shown to be clinically superior to our product. Although obtaining FDA approval to market a product with orphan exclusivity can be advantageous, there can be no assurance that it would provide us with a significant commercial advantage.

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

A product intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for such a condition may be submitted to the FDA for “fast track” designation. Although we received fast track designation from the FDA for Qutenza for the treatment of painful HIV-associated neuropathy, and the indication is eligible for priority review, there is no assurance when we submit an sNDA for Qutenza in HIV-PN that we will experience a faster development process, review process or approval, compared to conventional FDA standards, or that the product will be approved for such indication at all. We plan to submit the supplemental NDA in 2011, however, we may find no benefit in the fast track designation afforded the painful HIV-associated neuropathy indication.

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

A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. If our product candidates, including NGX-1998, are not shown to be both safe and effective in clinical trials, the resulting delays in developing other compounds and conducting associated preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.

Even though certain of our clinical trials for Qutenza met their primary endpoints, certain other studies have not met their primary endpoints, and if we or our collaborator decide to conduct clinical trials for indications in which our prior clinical trials did not meet their endpoints the new trials may similarly not succeed, which would adversely impact our long term success.

We have not prepared for or conducted any Qutenza clinical trials for indications other than PHN, HIV-PN and PDN. Generally, two successful Phase 3 clinical trials are required to obtain regulatory approval in the U.S. We have conducted two Phase 3 clinical trials with Qutenza for patients with HIV-PN, one of which met its primary endpoint and one which did not meet its primary endpoint. Based on the regulatory process to date, we believe the data we have from the two Phase 3 clinical trials may be sufficient to gain approval for the HIV-PN indication. However, given that only one HIV-PN controlled study met its primary endpoint and that the pre-specified analysis plan in that study did not allow for examination of the proposed recommended dose, the FDA may not accept the data submitted as sufficient for approval of the HIV-PN indication. If the sNDA is not approved, Qutenza will not be marketable for this indication in the United States and this may harm our ability to generate revenue. We have also conducted one Phase 2 clinical trial that evaluated the use of Qutenza in patients with PDN. PDN represents a much larger market opportunity than either PHN or HIV-PN, and unless required clinical trials are successfully completed and regulatory approvals are obtained for the use of Qutenza for PDN patients, Qutenza will not be marketable for this indication in the United States and the European Union and possibly in other countries. If this occurs, our long-term ability to succeed may be significantly and negatively impacted. We believe that to market Qutenza in the United States for PDN, we may have to conduct two successful Phase 3 trials and we may be required to perform additional safety studies. We are evaluating development programs for Qutenza in PDN and may decide not to conduct studies in PDN beyond those that may be required by post-marketing requirements associated with the MA. If we do not have a sufficient number of successful studies in or have sufficient data to demonstrate the safety or efficacy in PDN, we may not gain approval for Qutenza in this indication, which will significantly harm our ability to potentially generate revenue.

Results of clinical trials of Qutenza for patients with PHN or HIV-PN do not necessarily predict the results of clinical trials involving other indications. If additional clinical studies are conducted with Qutenza in PDN or other indications, those studies may fail to show desired safety and efficacy for management of pain associated with PDN and other indications, despite results from earlier clinical trials involving PDN, PHN and/or HIV-PN.

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

We are highly dependent on the principal members of our management and commercial and scientific staff. The competition for skilled personnel among biopharmaceutical companies in the San Francisco Bay Area is intense and the employment services of our scientific, management and other executive officers are terminable at-will. We have encountered and may in the future experience turnover in our commercial organization. If we lose one or more of these key employees, our ability to implement and execute our business strategy successfully could be seriously harmed. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. For example, on April 29, 2011, we announced the planned retirement of Anthony DiTonno, our President and Chief Executive Officer, by December 31, 2011. We initiated a formal executive search for a Chief Executive Officer, however there can be no assurance that our search will be successful in identifying a proper candidate, that a candidate will accept the position on terms acceptable to us or how long such a search will take to perform. We do not carry key man life insurance on any of our key personnel.

Risks Related to Our Finances and Capital Requirements

We have incurred operating losses in each year since inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have incurred operating and net losses each year since our inception in 1998. Our net loss for the six months ended June 30, 2011 was approximately $27.9 million and as of June 30, 2011 we had an accumulated deficit of approximately $284.5 million. We had cash, cash equivalents and short-term investments totaling $22.1 million at June 30, 2011, and for the six months ended June 30, 2011, we used cash of approximately $24.4 million in operating activities. We expect to continue to incur losses for several years, as we commercialize Qutenza and continue other research and development activities. If Qutenza does not achieve market acceptance in the United States or the European Union, we will not generate significant product related revenue. We cannot assure you that we will be profitable even if Qutenza is successfully commercialized. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

Raising additional funds by issuing securities, engaging in debt financings or through licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Royalty monetization structures may require us to give up or assign certain rights to certain current and future assets. Any debt financing we enter into may involve covenants that restrict our operations or our ability to enter into other funding arrangements. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

Our executive officers, directors and their affiliates and 5% stockholders beneficially own or control approximately 65% of the outstanding shares of our common stock as of June 30, 2011 (after giving effect to the exercise of all of their outstanding vested options and warrants exercisable within 60 days of such date). Accordingly, these executive officers, directors and their affiliates and significant stockholders acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, as well as new rules implemented by the SEC and the NASDAQ Stock Market LLC. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits have been filed with this report:

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11(2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12(2)	Form of Warrant to Purchase Common Stock.

10.1(3)	Restated Executive Employment Agreement by and between NeurogesX, Inc. and Anthony DiTonno, effective as of April 26, 2011.

10.2(3)	Restated Executive Employment Agreement by and between NeurogesX, Inc. and Stephen Ghiglieri, effective as of April 26, 2011.

10.3(3)	Restated Executive Employment Agreement by and between NeurogesX, Inc. and Jeffrey Tobias, M.D., effective as of April 26, 2011.

10.4(3)	Restated Executive Employment Agreement by and between NeurogesX, Inc. and Michael Markels, effective as of April 26, 2011.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(4)	XBRL Instance.

101.SCH(4)	XBRL Taxonomy Extension Schema.

101.CAL(4)	XBRL Taxonomy Extension Calculation.

101.LAB(4)	XBRL Taxonomy Extension Labels.

101.PRE(4)	XBRL Taxonomy Extension Presentation.

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2011.
(4)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011	NEUROGESX, INC.
(Registrant)

/s/ Anthony A. DiTonno
Anthony A. DiTonno
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen F. Ghiglieri
Stephen F. Ghiglieri
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with this report:

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.5(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.6(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.9(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.10(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.11(2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.12(2)	Form of Warrant to Purchase Common Stock.

10.1(3)	Restated Executive Employment Agreement by and between NeurogesX, Inc. and Anthony DiTonno, effective as of April 26, 2011.

10.2(3)	Restated Executive Employment Agreement by and between NeurogesX, Inc. and Stephen Ghiglieri, effective as of April 26, 2011.

10.3(3)	Restated Executive Employment Agreement by and between NeurogesX, Inc. and Jeffrey Tobias, M.D., effective as of April 26, 2011.

10.4(3)	Restated Executive Employment Agreement by and between NeurogesX, Inc. and Michael Markels, effective as of April 26, 2011.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(4)	XBRL Instance.

101.SCH(4)	XBRL Taxonomy Extension Schema.

101.CAL(4)	XBRL Taxonomy Extension Calculation.

101.LAB(4)	XBRL Taxonomy Extension Labels.

101.PRE(4)	XBRL Taxonomy Extension Presentation.

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2011.
(4)	Pursuant to applicable securities laws and regulations, we have deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.