Form 10-Q
period 2011-09-30
NeurogesX Inc
filed 2011-11-14
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Number of shares of common stock, $0.001 par value, outstanding as of October 31, 2011: 29,692,759

NEUROGESX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NeurogesX, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$12,836	$8,705
Short-term investments	32,393	38,125
Trade receivable	1,076	607
Receivable from collaboration partner	53	65
Inventories	701	786
Prepaid expenses and other current assets	1,149	1,082
Restricted cash	160	290

Total current assets	48,368	49,660
Property and equipment, net	639	809
Other assets	361	261
Restricted cash	250	120

Total assets	$49,618	$50,850

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,760	$1,544
Accrued compensation	1,971	1,867
Accrued research and development	570	582
Other accrued expenses	3,360	3,011
Deferred product revenue, net	970	577
Deferred collaboration revenue	7,261	7,242
Long term obligations—current portion	2,750	2,222

Total current liabilities	18,642	17,045
Non-current liabilities:
Deferred collaboration revenue	26,923	32,359
Other long term liabilities	146	115
Long term obligations	62,384	42,622

Total non-current liabilities	89,453	75,096
Commitments and contingencies
Stockholders’ deficit:
Common stock	30	18
Additional paid-in capital	237,328	215,220
Accumulated other comprehensive loss	(4)	(2)
Accumulated deficit	(295,831)	(256,527)

Total stockholders’ deficit	(58,477)	(41,291)

Total liabilities and stockholders’ deficit	$49,618	$50,850

See accompanying notes.

NeurogesX, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net product revenue	$763	$197	$1,825	$230
Collaboration revenue	2,128	1,854	6,720	5,691

Total revenues	2,891	2,051	8,545	5,921

Operating expenses:
Cost of goods sold	279	54	534	99
Research and development	2,953	3,197	11,154	7,842
Selling, general and administrative	8,239	9,577	28,871	26,878

Total operating expenses	11,471	12,828	40,559	34,819

Loss from operations	(8,580)	(10,777)	(32,014)	(28,898)
Interest income	15	38	61	67
Interest expense	(2,799)	(2,011)	(7,298)	(3,300)
Other expense, net	(11)	(10)	(53)	(26)

Net loss	$(11,375)	$(12,760)	$(39,304)	$(32,157)

Basic and diluted net loss per share	$(0.43)	$(0.72)	$(1.89)	$(1.81)

Shares used to compute basic and diluted net loss per share	26,372,233	17,774,189	20,746,395	17,749,864

See accompanying notes.

NeurogesX, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(39,304)	$(32,157)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	279	253
Amortization of debt issuance costs and accretion of debt discount	361	31
Amortization of investment premiums	576	361
Stock-based compensation	2,248	1,780
Gain on disposal of property and equipment	—	2
Changes in operating assets and liabilities:
Restricted cash	—	(250)
Trade receivables	(470)	(538)
Receivable from collaboration partner	12	678
Prepaid expenses and other current assets	253	(206)
Inventories	86	(1,062)
Accounts payable	216	1,397
Accrued compensation	103	(565)
Accrued research and development	(13)	55
Accrued license fees	—	(1,213)
Accrued interest payable on long term obligations	6,187	3,269
Deferred product revenue, net	394	505
Deferred collaboration revenue	(5,416)	(5,416)
Other long term liabilities	(127)	(82)
Other accrued expenses	362	1,798

Net cash used in operating activities	(34,253)	(31,360)

Investing activities
Purchases of short-term investments	(30,200)	(62,833)
Proceeds from maturities of short-term investments	28,250	39,254
Proceeds from sales of short-term investments	7,104	—
Purchases of property and equipment	(109)	(366)

Net cash provided by (used in) investing activities	5,045	(23,945)

Financing activities
Repayment of notes payable	—	(191)
Proceeds from issuance of long term obligations	14,820	39,505
Proceeds from issuance of common stock	17,909	231
Proceeds from issuance of warrants	822	—
Payment of debt issuance costs	(212)	(290)

Net cash provided by financing activities	33,339	39,255

Net increase (decrease) in cash and cash equivalents	4,131	(16,050)
Cash and cash equivalents, beginning of period	8,705	29,695

Cash and cash equivalents, end of period	$12,836	$13,645

Supplemental cash flow information
Cash paid for interest	$750	$—
Non-cash financing activities
Contingent put option liability	$146	$—
Warrants issued in connection with private equity placement and debt financing	$7,016	$—

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

The Company’s first commercial product, Qutenza®, became commercially available in the United States and in certain European countries in the first half of 2010. Qutenza, the first prescription strength capsaicin product, is a dermal delivery system designed to treat certain neuropathic pain conditions and was approved by the United States Food and Drug Administration (“FDA”) in November 2009 for the management of postherpetic neuralgia (“PHN”).

In May 2009, Qutenza received a marketing authorization (“MA”) in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, the Company entered into a Distribution, Marketing and License Agreement (the “Astellas Agreement”) with Astellas Pharma Europe Ltd. (“Astellas” or “Collaboration Partner”), under which Astellas was granted an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa (“Licensed Territory”). Qutenza was made available on a country by country basis commencing in April 2010 and by September 30, 2011 was available in 21 European countries.

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

The Company has established terms pursuant to distribution agreements with its customers providing for payment within 120 days of the date of shipment to its specialty distributor customers and 30 days of the date of shipment to its specialty pharmacy customers. Such distribution agreements have terms ranging from one to three years.

The Company had gross shipments to its distributor customers of $1.0 million and $2.4 million for the three and nine months ended September 30, 2011, respectively. The application of the Company’s revenue recognition policy resulted in the recognition of net revenue of $0.8 million and $1.8 million for the three and nine months ended September 30, 2011, respectively. The Company recognized $0.2 million of net product revenue in both the three months and nine months ended September 30, 2010. The Company’s gross shipments are reduced for chargebacks, certain fees paid to distributors and product sales allowances including rebates to qualifying federal and state government programs. At September 30, 2011, net deferred product revenues totaled $1.0 million.

Revenue from the Astellas Agreement

In June 2009, NeurogesX entered into the Astellas Agreement which provides for an exclusive license by the Company to Astellas for the promotion, distribution and marketing of Qutenza in the Licensed Territory, an option to license NGX-1998, a product candidate that is a non-patch topical liquid formulation of capsaicin, in the Licensed Territory, participation on a joint steering committee and, through a related supply agreement entered into with Astellas (the “Supply Agreement”), supply of product until direct supply arrangements between Astellas and third party manufacturers are established. The Company anticipates certain of the direct supply arrangements may be established in 2011. Revenue under this arrangement includes upfront non-refundable fees and may also include additional option payments for the development of and license to NGX-1998, milestone payments upon achievement of certain product sales levels and royalties on product sales.

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

Pursuant to the multiple-element arrangement guidance in effect at the time of the Astellas Agreement, the Company made the determination of whether an element can be separated or accounted for as a single unit of accounting based on the availability of evidence with regard to standalone value of each delivered element. If the fair value of all undelivered performance obligations can be determined, then all obligations would then be accounted for separately as performed. If any delivered element is considered to either: 1) not have standalone value or 2) have standalone value but the fair value of any of the undelivered performance obligations are not determinable, then any delivered elements of the arrangement would be accounted for as a single unit of accounting and the multiple elements would be grouped and recognized as revenue over the longest estimated performance obligation period.

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

Cost of Goods Sold

Cost of goods sold includes costs to procure, manufacture and distribute Qutenza including certain shipping and handling costs incurred in the distribution channel as well as royalties payable to The Regents of the University of California and Lohmann Therapie-Systeme AG. Costs associated with the manufacture of Qutenza prior to FDA approval were previously expensed as research and development in the period incurred. Cost of goods sold associated with deferred product revenue is deferred and recognized in the same period as the associated product revenue. For the three and nine month periods ended September 30, 2011, the Company recorded write downs of excess inventory to Cost of goods sold of $0.2 million and $0.3 million, respectively. At September 30, 2011, the Company had deferred Cost of goods sold of $0.1 million, which is included in Deferred product revenue, net on the Company’s balance sheet.

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

Comprehensive Loss

The Company reports comprehensive loss and its components as part of total stockholders’ deficit. Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale investments. For the three months and nine months ended September 30, 2011 and 2010, comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(11,375)	$(12,760)	$(39,304)	$(32,157)
Changes in unrealized gains (losses)	(12)	—	(1)	13

Total comprehensive loss	$(11,387)	$(12,760)	$(39,305)	$(32,144)

The fluctuation in accumulated other comprehensive income represents the net change in fair value for invested assets as a result of changes in interest rates and other factors affecting fair value and as a result of unrealized gains. The cumulative effect of these periodic fluctuations is reflected as accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period less the weighted average unvested common shares subject to repurchase and without consideration of common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and common stock equivalents outstanding for the period. For purposes of this calculation, warrants and options to purchase common stock and restricted stock unit grants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands except share and per share data)
Numerator:
Net loss	$(11,375)	$(12,760)	$(39,304)	$(32,157)

Denominator:
Weighted-average common shares outstanding	26,372,233	17,774,189	20,746,395	17,749,864

Basic and diluted net loss per share	$(0.43)	$(0.72)	$(1.89)	$(1.81)

Common stock equivalents not included in diluted net loss per share because their effect will be anti-dilutive:

	September 30, 2011	September 30, 2010
Options to purchase common stock	4,236,224	3,132,141
Restricted common stock units	902,000	—
Warrants outstanding	7,932,295	1,265,846

	13,070,519	4,397,987

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (ASC Topic 605): Milestone Method of Revenue Recognition (“ASU No. 2010-17”). This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on the achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU No. 2010-17 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010, and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented. On January 1, 2011, the Company prospectively adopted and elected the Milestone Method of Revenue Recognition as its accounting policy for substantive milestones achieved after the adoption date. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Company commenced recognizing revenue related to the upfront and option payments upon transfer of the MA for Qutenza to Astellas, which occurred in September 2009. The Company recognized $1.8 million as Collaboration revenue related to the upfront and option payments for both of the three month periods ended September 30, 2011 and 2010. The Company recognized $5.4 million as Collaboration revenue related to the upfront and option payments for both of the nine month periods ended September 30, 2011 and 2010. As of September 30, 2011, the Company had deferred revenue totaling $34.2 million of which $7.3 million is reflected as current. The Astellas upfront license fee and option payments are accounted for as a single unit of accounting, and accordingly, such payments will be recognized ratably through June 2016, which is the Company’s estimate of its substantive performance obligation period related to the joint steering committee. Subsequent option exercise payments received, if any, are expected to be recognized ratably over the remaining estimated period of performance.

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

Pursuant to the Supply Agreement, the Company has agreed to provide Astellas with a sufficient supply of Qutenza to support their commercialization efforts until Astellas can establish a direct supply relationship with product vendors. These products will be charged to Astellas at contractually agreed upon costs per unit which are intended to reflect the Company’s direct cost of goods and related internal labor and overhead costs without mark-up for profit. The Company reports amounts received from product transactions net of direct costs incurred as a component of Collaboration revenue.

For the nine months ended September 30, 2011, the Company included in Collaboration revenue $0.6 million from product supply transactions, net of direct costs incurred as a component of Collaboration revenue. There were no product supply transactions in the three months ended September 30, 2011. For the three months and nine months ended September 30, 2010, the Company included in Collaboration revenue a nominal amount and $0.3 million, respectively, from product supply transactions, net of direct costs incurred as a component of Collaboration revenue. The Company does not anticipate reporting significant revenues from supply transactions in the future.

For the three months and nine months ended September 30, 2011, the Company recognized $0.3 million and $0.7 million, respectively, in royalty revenue related to the Astellas Agreement. For the three months and nine months ended September 30, 2010, the Company recognized a nominal amount of royalty revenue related to the Astellas Agreement. The Company recognizes royalty revenue from Astellas on a one quarter lag basis.

UNIVERSITY OF CALIFORNIA

In October 2000 and as amended, the Company licensed multiple patents in various jurisdictions, including a method patent, from the University of California (“UC”) for prescription strength capsaicin for neuropathic pain. Under the terms of the agreement, the Company is required to pay royalties on net sales of the licensed product up to a maximum of $1.0 million per annum as well as a percentage of upfront and milestone payments received by the Company from sublicensing the Company’s rights under the agreement (“Sublicense Fee”). The Company recognized $4,000 and $10,000 in royalty expense due to UC for the three months and nine months ended September 30, 2011 related to Qutenza product sales in the United States. The Company recognized $1,000 in royalty expense due to UC for the three and nine months ended September 30, 2010 related to Qutenza product sales in the United States.

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

LTS LOHMANN THERAPIE-SYSTEME AG

In January 2007, the Company entered into a Commercial Supply and License Agreement (“LTS Agreement”) with LTS Lohmann Therapie-Systeme AG (“LTS”) to manufacture commercial and clinical supply of Qutenza. Under the terms of the agreement, the Company is required to pay a transfer price for product purchased as well as a royalty on net sales of product purchased under the LTS Agreement. The Company recognized $14,000 and $33,000 in royalty expense due to LTS for the three months and nine months ended September 30, 2011, respectively, related to Qutenza product sales in the United States. The Company recognized $2,000 and $4,000 in royalty expense due to LTS for the three and nine months ended September 30, 2010, respectively, related to Qutenza product sales in the United States.

The Company has a liability for royalties due UC and LTS totaling $21,000 included in Deferred product revenue, net on the September 30, 2011 balance sheet.

Note 4. Cash and Cash Equivalents and Short-Term Investments

The following are summaries of cash, cash equivalents and short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2011:
Cash and money market funds	$12,836	$—	$—	$12,836
Government sponsored enterprise debt securities	26,597	1	(7)	26,591
U.S. Treasury securities	5,800	2	—	5,802

	$45,233	$3	$(7)	$45,229

Reported as:
Cash and cash equivalents				$12,836
Short-term investments				32,393

				$45,229

As of December 31, 2010:
Cash and money market funds	$6,705	$—	$—	$6,705
Commercial paper	2,000	—	—	2,000
U.S. Treasury securities	38,127	1	(3)	38,125

	$46,832	$1	$(3)	$46,830

Reported as:
Cash and cash equivalents				$8,705
Short-term investments				38,125

				$46,830

All of the Company’s marketable securities are classified as available-for-sale. At September 30, 2011 and December 31, 2010, the contractual maturities of investments held were less than one year. The Company sold $3.5 million and $7.0 million, respectively, of its investments prior to the maturity date in the three and nine months ended September 30, 2011 and recorded an immaterial gain on the sale. The Company did not sell any of its investments prior to maturity during 2010.

Note 5. Inventories

The components of inventories are as follows (in thousands):

	September 30, 2011	December 31, 2010
Raw Materials	$10	$7
Work in process	663	581
Finished Goods	28	198

Total inventories	$701	$786

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

In accordance with Codification Topic 820, the following table represents the Company’s financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis and their level within the fair value hierarchy as of September 30, 2011 and December 31, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fair Value Measurements at September 30, 2011:
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$11,654	$—	$—	$11,654
U.S. Treasury securities	5,802	—	—	5,802
Government sponsored enterprise debt securities	—	26,591	—	26,591

Total financial assets measured at fair value	$17,456	$26,591	$—	44,047

Operating cash				1,182

Total cash and cash equivalents and short-term investments				$45,229

Fair Value Measurements at December 31, 2010:
Components of cash equivalents and short-term investments measured at fair value:
Money market funds	$6,370	$—	$—	$6,370
Commercial paper	2,000	—	—	2,000
U.S. Treasury securities	38,125	—	—	38,125

Total financial assets measured at fair value	$46,495	$—	$—	46,495

Operating cash				335

Total cash and cash equivalents and short-term investments				$46,830

The Level 2 assets are valued using broker reports that utilize quoted market prices for similar instruments.

In addition to Level 1 and Level 2 assets held by the Company at September 30 2011, the Company measures its contingent put option liability related to the loan agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) (see Note 8), utilizing Level 3 measurements. The fair value of the contingent put option of $0.1 million was determined by evaluating multiple potential outcomes of an event of default, including a change of control, using an income approach and discounting the values back to September 30, 2011.

Note 7. Stockholders’ Equity

Common Stock

On July 26, 2011, the Company completed a private placement under a Securities Purchase Agreement pursuant to which the Company issued “Units” for an aggregate purchase price of approximately $20.2 million, at a per Unit price of $1.72. Each Unit was comprised of one share of common stock and a warrant to purchase 0.5 shares of common stock (representing 50% warrant coverage on the shares to be issued) (the “Warrants”). The price of each Unit was based on the July 21, 2011 consolidated closing bid price of the Company’s common stock on the NASDAQ Global Market of $1.65 per share, and represented a purchase price of $1.65 for the one share of common stock issued for each Unit and a Warrant purchase price of $0.07 for the 0.5 shares of common stock underlying the Warrants issued for each Unit (resulting in a purchase price for the Warrants of $0.14 per whole share of common stock underlying such Warrants). The total number of Units issued in connection with the transaction was 11,749,552, representing an aggregate issuance of 11,749,552 shares of common stock and Warrants to purchase an aggregate of 5,874,782 shares of common stock. The Warrants have a term of five years, contain a net-exercise provision, and have an exercise price of $1.65 per share. In addition, the Warrants contain terms that prevent the Warrants from being exercised to the extent that such exercise would cause a stockholder’s beneficial ownership (along with its affiliates and others with whom such stockholder’s holdings would be aggregated for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended) to exceed 19.999% of the total number of then issued and outstanding shares of common stock of the Company. The fair value of the warrants issued was approximately $5.9 million based on a Black-Scholes valuation model. The net proceeds to the Company in connection with the Securities Purchase Agreement after deducting expenses of approximately $1.6 million was $18.6 million.

Pursuant to a Registration Rights Agreement entered into in connection with the Securities Purchase Agreement, the Company filed a registration statement covering the resale of the common stock and the shares of common stock underlying the Warrants issued and issuable to the purchasers of Units on August 24, 2011. The registration statement was declared effective on September 8, 2011.

2007 Stock Plan

During the nine months ended September 30, 2011, the Company granted options, other than the market-based grants described in the next paragraph, to purchase a total of 961,300 shares of the Company’s common stock to employees and officers with a fair value of $2.2 million, which is expected to be amortized through 2015. Employees were granted options to purchase 633,800 shares of the Company’s common stock with a fair value of $1.4 million, and officers were granted options to purchase 327,500 shares of the Company’s common stock with a fair value of $0.8 million.

Additionally, in February 2011, the Company granted options to certain employees and officers to purchase a total of 580,000 shares of the Company’s common stock in the form of market-based stock options with vesting tied to stock price targets. The grant date fair value of these options was $2.1 million as estimated using a Monte Carlo valuation methodology. The fair value of these options is expected to be amortized through 2015. Employees were granted 90,000 market-based stock options with a fair value of $0.3 million, and officers were granted 490,000 market-based stock options with a fair value of $1.8 million. For the three months and nine months ended September 30, 2011, the Company recognized $0.2 million and $0.4 million, respectively, of stock-based compensation expense related to these market-based options.

On September 16, 2011, the Company’s Board of Directors granted 902,000 restricted common stock units (“RSUs”) to its officers and employees. The RSUs vest 50% on September 1, 2012 and 12.5% on each of December 1, 2012, March 10, 2013, June 1, 2013 and September 1, 2013. The fair market value of the Company’s common stock on the date of grant was $1.60. The grant date fair value of these RSUs was $1.4 million and it is being amortized over the vesting period. Employees were granted 812,000 RSUs with a fair value of $1.3 million, and officers were granted 90,000 RSUs with a fair value of $0.1 million.

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

The following tables show the assumptions used to compute stock-based compensation expense for stock options granted to employees and members of the Board of Directors, excluding market-based stock option grants, and the assumptions used to compute stock-based compensation expense for the Company’s Employee Stock Purchase Plan (“ESPP”) for the three months and nine months ended September 30, 2011 and 2010 using the Black-Scholes valuation model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock Options
Expected dividend yield	0%	0%	0%	0%
Expected volatility	67%	66%	66 – 67%	66 – 72%
Expected life (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	1.1%	1.7%	1.1 – 2.5%	1.7 – 2.8%

ESPP
Expected dividend yield	0%	0%	0%	0%
Expected volatility	55 – 58%	46 – 89%	55 – 58%	46 – 89%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0	0.5 –1.0
Risk-free interest rate	0.1 – 0.3%	0.2 – 0.5%	0.1 – 0.4%	0.1 – 0.5%

The following table shows the assumptions used to compute stock-based compensation expense for the market-based stock options granted to employees in February 2011 using the Monte Carlo valuation model:

Assumptions used to determine grant date fair value
Stock Options
Expected dividend yield	0%
Expected volatility	70%
Expected life (in years)	3.5 – 4.25
Risk-free interest rate	3.5%

Non-cash stock based compensation expenses included in operating expenses for the three and nine months ended September 30, 2011 and September 30, 2010 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development expenses	$237	$187	$693	$513
Selling, general and administrative expenses	588	467	1,555	1,267

Total	$825	$654	$2,248	$1,780

Note 8. Long-Term Obligations

The following table summarizes the carrying amount of our borrowings under various long term obligations (in thousands):

	September 30, 2011	December 31, 2010
Cowen Financing Agreement	$51,187	$44,844
Hercules Technology Growth Capital, Inc. – Term loan	13,947	—

Total	65,134	44,844
Less: Long term obligations – current portion	2,750	2,222

Long term obligations	$62,384	$42,622

Cowen Financing Agreement

On April 30, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with Cowen Healthcare Royalty Partners, L.P., a limited partnership organized under the laws of the State of Delaware (“Cowen”). Under the terms of the Financing Agreement, the Company borrowed $40.0 million from Cowen (the “Borrowed Amount”) and the Company agreed to repay such Borrowed Amount together with a return to Cowen, as described below, out of royalty, milestone, option and certain other payments (collectively, “Revenue Interest”) that the Company may receive under the Astellas Agreement or a replacement licensee, as a result of commercializing the Company’s product, Qutenza, in the Licensed Territory, including payments that Astellas may make to the Company to maintain its option to commercialize NGX-1998 in the Licensed Territory.

Under the Financing Agreement, the Company is obligated to pay to Cowen:

•	All of the Revenue Interest payments due to the Company under the Astellas Agreement, until Cowen has received $90.0 million of Revenue Interest payments; and

•

5% of the Revenue Interest payments due to the Company under the Astellas Agreement for Revenue Interests received by Cowen over $90.0 million and until Cowen has received $106.0 million of Revenue Interest payments.

The Company also has the option to pay a prepayment amount to terminate the Financing Agreement at the Company’s election at any time or in connection with a change of control of the Company. Such amount is set at a base amount of $76.0 million (or $68.0 million if it is being exercised in connection with a change of control), or, if higher, an amount that generates a specified internal rate of return, as noted below, on the Borrowed Amount as of the date of prepayment, in each case reduced by the Revenue Interest payments received by Cowen up to the date of prepayment.

The obligation of the Company to pay Revenue Interest during the term of the Financing Agreement is secured by rights that the Company has to Revenue Interests under the Astellas Agreement, and by intellectual property and other rights of the Company to the extent necessary or used to commercialize products covered by the Astellas Agreement in the Licensed Territory.

Unless terminated earlier pursuant to a prepayment, the Financing Agreement also terminates on the earlier of:

•	The time when Cowen has received at least $106.0 million of Revenue Interest payments; or

•

The maturity date, which is the latest to occur of 10 years following the first commercial sale of Qutenza in the Licensed Territory or the last to expire of any patents or regulatory exclusivity covering the products commercialized under the Astellas Agreement in the Licensed Territory.

If Cowen has not received Revenue Interest payments totaling at least $40.0 million by the maturity date, the Company will be obligated to pay to Cowen the difference between such amount and the Revenue Interests paid to Cowen under the Financing Agreement up to such date.

In addition, in the event of the Company’s default under the Financing Agreement, the Company is obligated to pay to Cowen the borrowed amount together with interest accrued thereon from the effective date of the Financing Agreement, to the date of repayment at an internal rate of return equal to the lesser of a 19% rate of interest or the maximum rate permitted by law, less any Revenue Interest payments received by Cowen. Under the Financing Agreement, an event of default includes standard insolvency and bankruptcy terms, including a failure to maintain liquid assets equal to at least the Company’s liabilities due and payable during the following three months.

The upfront cash receipt of $40.0 million less a discount of $0.5 million in cost reimbursements paid to Cowen was recorded in Long term obligations at issuance. The Company is accreting the discount to interest expense over the term of the related debt. The carrying value of the Long term obligation at September 30, 2011, including accrued interest of $11.6 million, is $51.2 million. The carrying value of the Long term obligation at December 31, 2010, including accrued interest of $5.3 million, was $44.8 million. The Company received $0.3 million and $0.7 million of royalty payments from Astellas in the three month and nine month periods ended September 30, 2011, and consistent with the provisions of the arrangement, the Company paid that amount to Cowen as a reduction of the obligation. The Company made payments to Cowen of a nominal amount in the three and nine month periods ended September 30, 2010.

The best estimate of future payments, the timing of which determines the short and long term classification of the obligation under the Financing Agreement, was based upon returning to Cowen an internal rate of return of 19% through Revenue Interest payments. Under this methodology, the Company recorded interest expense of $2.4 million and $6.9 million during the three months and nine months ended September 30, 2011. The Company recorded interest expense of $2.0 million and $3.3 million during the three months and nine months ended September 30, 2010. The accrued interest on the Long term debt obligation is presented on the condensed consolidated balance sheets as of September 30, 2011 in two components, the Long term obligation—current portion, which totals $1.7 million and the remaining $9.8 million included in Long term obligation. At December 31, 2010, the Long term obligation—current portion was $2.2 million of accrued interest and the remaining $3.1 million of accrued interest was included in Long term obligation.

The Company capitalized $0.3 million of debt issuance costs related to the agreement which are being amortized over the term. At both September 30, 2011 and December 31, 2010, the unamortized debt issuance cost was $0.3 million, and is included in “Prepaid expenses and other current assets” and “Other assets” on the Company’s consolidated balance sheet.

The estimated fair market value of the Long term obligation at September 30, 2011 and December 31, 2010 is $40.4 million and $40.9 million, respectively. The estimated fair market value was calculated using the income method of valuation. The key assumptions required for the calculation were an estimate of the future royalty revenues to be received from Astellas and an estimated cost of capital. Management’s estimate of the future royalty revenues to be received from Astellas is subject to significant variability due to the recent product launch, regulatory process still to be conducted for significant portions of the Astellas territory and the extended time period associated with the Cowen Financing Agreement, and thus are subject to significant uncertainty.

Hercules Loan Agreement

In August 2011, the Company entered into a loan agreement with Hercules, which includes both a $5.0 million accounts receivable line and a $15.0 million term loan. Under the terms of the loan agreement, the $15.0 million term loan is required to be repaid over the course of the 42-month maturity period, which includes a 12-month interest only period at the beginning of the term. Interest on the term loan has a minimum rate of 9.50%, which can increase based on fluctuations in the prime rate. The $5.0 million accounts receivable line is a revolving line that is available until December 31, 2012 and then is renewable at the option of Hercules each year thereafter. The accounts receivable line bears interest at a minimum interest rate of 6.75%, which can also increase based on fluctuations in the prime rate, and the maximum borrowing availability under the revolving line is based upon a percentage of eligible account receivables of the Company. The Company may prepay and terminate the term loan at any time, subject to certain prepayment fees, and is obligated to also pay a fee of $0.6 million when the term loan is repaid. The obligations of the Company under the loan agreement are secured by certain personal property of the Company. The loan agreement also contains customary negative covenants and is subject to customary events of default, such as a failure to make a scheduled principal or interest payment, insolvency, and breaches of covenants under loan agreement and agreements and instruments entered into in connection with the loan agreement, including a covenant in the Hercules warrant requiring us to maintain our listing on the NASDAQ Global Market. Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the loan, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $0.6 million. This option is considered a contingent default provision liability as the holder of the loan may exercise the option in the event of default and, is a derivative which must be bifurcated and valued separately in the Company’s financial statements. As of September 30, 2011, the estimated fair value of the contingent put option upon an event of default liability was $0.1 million which was determined by evaluating multiple potential outcomes of an event of default, including a change of control, using an income approach and discounting the values back to September 30, 2011. As of September 30, 2011 the contingent put option liability is included in Other long term liabilities on the balance sheet and was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The contingent put option liability will be revalued at the end of each reporting period and any change in the fair value will be recognized in the statement of operations.

In connection with the entry of the Company into the loan agreement, Hercules was issued a warrant for 791,667 shares of the Company’s common stock (representing an aggregate exercise price equal to approximately 7.125% of the maximum aggregate funds potentially available to the Company under the loan agreement). The warrant has a term of five years, contains a net-exercise provision, and has an exercise price of $1.80 per share. The fair value of the warrants issued was approximately $1.1 million based on a Black-Scholes valuation model; $0.7 million of which was attributable to the warrants issued in connection with the term loan, and $0.4 million of which was attributable to warrants issued in connection to the accounts receivable line. The fair value of the warrants issued in connection with the term loan was recorded as a debt discount which reduced the carrying value of the loan and is being amortized to interest expense over the life of the loan using the effective interest method. The fair value of the warrants issued in connection with the accounts receivable line was recorded in Prepaid and other current assets and Other assets, respectively. The Company will amortize these assets over the initial term of the accounts receivable line that ends December 31, 2012 on a straight line basis. The Company also paid $0.4 million in issuance costs which were allocated to the term loan and accounts receivable line and accounted for consistent with the warrants as described above.

The recorded value of the term loan after deducting expenses of $0.2 million paid to Hercules, $0.9 million for the value of the warrants allocated to the term loan and $0.1 million for the value ascribed to the default provision of the agreement is $13.9 million.

The Company had $0.9 million available for draw down on the accounts receivable line at September 30, 2011 based upon a percentage of the then eligible account receivables of the Company. The Company has not drawn any funds from the accounts receivable line.

Note 9. Commitments and Contingencies

The Company has issued non-cancellable purchase orders to third party manufacturers of Qutenza and NGX-1998 for manufacturing, stability and related services including reimbursable amounts from Astellas for the supply of Qutenza based on the Astellas Agreement. These purchase orders totaled $2.4 million as of September 30, 2011 and included approximately $0.6 million for stability and related services for Qutenza, $0.7 million of commitments related to supply of Qutenza to Astellas, $0.5 million related to product manufacturing costs for the U.S. market, and $0.6 million for the Phase 2 clinical study supply and stability for NGX-1998. The Company will record these amounts in its financial statements when title to the applicable materials has transferred to the Company.

Note 10. Subsequent Event

On October 27, 2011, the Board of Directors of the Company committed to a restructuring plan whereby the Company reduced its workforce by 26 individuals. The Company communicated the plan to the impacted employees on October 28, 2011 and their last day of employment was November 2, 2011. The impacted employees are eligible to receive severance contingent on their signing of a general release with the Company. Assuming that all employees are paid severance, the Company expects to record an approximately $0.8 million cash charge in the fourth quarter. The Company also expects that there will be an additional non-cash compensation charge, the amount of which has not yet been determined, related to modifications to the impacted employees’ equity awards under the 2000 Stock Plan and 2007 Stock Plan.

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

•	the sufficiency of existing resources to fund our operations into 2013;

•	efforts to expand the scope of indications in which our capsaicin-based product candidates are approved and may be marketed;

•	expectations regarding the timing of hiring a new chief executive officer;

•	the scope and size of research and development efforts and programs, including with respect to development of additional product candidates;

•

our proposed distribution and sales strategies including our focus on territories that we believe offer the best return and our positioning for potential painful HIV-associated peripheral neuropathy label expansion for Qutenza, and our plans for sales, marketing and manufacturing;

•	anticipated development of NGX-1998 and other potential product candidates, and commencement of large scale clinical trials for NGX-1998;

•	the potential benefits of, and markets for, our product candidates;

•	losses, costs, expenses, expenditures, cash flows and cash usage, including lower 2012 operating costs;

•	gross margin expectations;

•	potential competitors and competitive products;

•	patents and our and others’ intellectual property; and

•	expected future sources of revenue and capital.

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

In May 2009, Qutenza received a marketing authorization, or MA, in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, we entered into the Astellas Agreement, under which we granted Astellas an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa, which we refer to as the Licensed Territory. Qutenza was made available on a country by country basis commencing in April 2010, and by September 30, 2011 was available in 21 European countries. We believe that Astellas plans to introduce Qutenza in additional European Union countries as well as non-European Union countries within its territory during the remainder of 2011. We recognize royalty revenue based upon Astellas’ reported net sales of Qutenza in the Licensed Territory. We recognize royalty revenue from Astellas on a quarter lag basis due to timing of Astellas reporting such royalties to us.

We submitted an sNDA in the third quarter of 2011 in pursuit of a label expansion for Qutenza in the United States. The label expansion would include patients with painful HIV-associated peripheral neuropathy, or HIV-PN, which we have previously referred to as painful HIV-associated neuropathy and painful HIV-distal sensory polyneuropathy. The submission utilizes data from two completed Phase 3 studies in patients with HIV-PN, one of which did not meet its primary endpoint. Our plans for continued Qutenza development efforts with respect to patients with painful diabetic neuropathy, or PDN, are being evaluated in light of Astellas’ plans for market support studies and satisfaction of the European Medicines Agency, or EMA, post-approval regulatory commitments.

In November 2011, we reported the top line results of our Phase 2 clinical study of NGX-1998, a topical liquid formulation of prescription strength capsaicin, in patients with PHN. The clinical trial met its protocol-specific objectives, which include the primary endpoint of a percentage change from baseline versus placebo in a patient-reported numeric pain rating scale. The Phase 2 trial began in November 2010, when we treated the first patient. The Company intends to seek a partner to aid in the continued development and commercialization of NGX-1998 in the United States and other markets of the world not already partnered. The Astellas Agreement provides Astellas an option to exclusively license NGX-1998 in the Licensed Territory. If Astellas exercises such option, both companies will cooperate on Phase 3 clinical trials and will share such costs equally.

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

To date we have not generated product revenues sufficient to sustain our level of spending and thus have funded our operations primarily by selling equity securities, establishing debt facilities and through the Astellas Agreement. Our net loss for the nine months ended September 30, 2011 was $39.3 million and as of September 30, 2011 we had an accumulated deficit of $295.8 million. We had cash, cash equivalents and short-term investments totaling $45.2 million at September 30, 2011 and during the nine months ended September 30, 2011, we used cash of $34.3 million in operating activities. We expect to continue to incur annual operating losses for the foreseeable future.

In October 2011, our Board of Directors approved a restructuring plan whereby we reduced our workforce by 26 individuals. We communicated the plan to the impacted employees on October 28, 2011 and their last day of employment was November 2, 2011. The impacted employees are eligible to receive severance contingent on their signing of a general release with the Company. The restructuring decision resulted from our evaluation of the U.S. Qutenza launch. We continue to experience growth in our key metrics and to gather market data that allows us to refine our sales focus on those territories and institutions that offer the best return. Our analysis of these opportunities led us to the strategic decision to invest in fewer, more productive sales territories that we believe should also leave us well positioned to exploit the potential HIV-PN label expansion. The restructuring plan includes reducing our sales force from 40 to 25 territories and eliminating an additional 11 positions across all functions. Assuming that all employees are paid severance, we expect to record an approximately $0.8 million cash charge in the fourth quarter. We also expect that there will be an additional non-cash compensation charge, the amount of which has not yet been determined, related to modifications to the impacted employees’ equity awards under the 2000 Stock Plan and 2007 Stock Plan. We expect that our 2012 operating costs will be nearly 20% lower than the 2011 annual costs as a result of these actions.

In August 2011, we entered into a loan agreement with Hercules Technology Growth Capital, Inc., or Hercules, which includes both a $5.0 million accounts receivable line and a $15.0 million term loan, collectively, the Hercules Agreement. Under the terms of the loan agreement, the $15.0 million term loan is required to be repaid over the course of the 42-month maturity period, which includes a 12-month interest only period at the beginning of the term. Interest on the term loan has a minimum rate of 9.50%, which can increase based on fluctuations in the prime rate. The $5.0 million accounts receivable line is a revolving line that is available until December 31, 2012 and then is renewable at the option of Hercules each year thereafter. The accounts receivable line bears interest at a minimum interest rate of 6.75%, which can also increase based on fluctuations in the prime rate, and the maximum borrowing availability under the revolving line is based upon a percentage of eligible account receivables. As of September 30, 2011, we had availability for borrowing under the accounts receivable line of $0.9 million but had not drawn down any funds. We may prepay and terminate the term loan and the accounts receivable line at any time, subject to certain prepayment fees, and we are obligated to also pay a fee of $0.6 million when the term loan is repaid. Our obligations under the Hercules Agreement are secured by certain of our personal property. The Hercules Agreement also contains customary negative covenants and is subject to customary events of default, such as a failure to make a scheduled principal or interest payment, insolvency, and breaches of covenants under Hercules Agreement and agreements and instruments entered into in connection with the loan agreement, including a covenant in the Hercules warrant requiring us to maintain our listing on the NASDAQ Global Market. In connection with our entry into the loan agreement, we issued to Hercules a warrant for 791,667 shares of our common stock (representing an aggregate exercise price equal to approximately 7.125% of the maximum aggregate funds potentially available to us under the loan agreement). The warrant has a term of five years, contains a net-exercise provision, and has an exercise price of $1.80 per share. The fair value of the warrants issued was approximately $1.1 million.

In July 2011, we completed a private placement under a Securities Purchase Agreement pursuant to which we issued units, or the Units, for an aggregate purchase price of approximately $20.2 million, at a per Unit price of $1.72. Each Unit was comprised of one share of common stock and a warrant to purchase 0.5 shares of common stock (representing 50% warrant coverage on the shares to be issued). The price of each Unit was based on the July 21, 2011 consolidated closing bid price of our common stock on the NASDAQ Global Market of $1.65 per share, and represented a purchase price of $1.65 for the one share of common stock issued for each Unit and a warrant purchase price of $0.07 for the 0.5 shares of common stock underlying the warrants issued for each Unit (resulting in a purchase price for the warrants of $0.14 per whole share of common stock underlying such warrants). The total number of Units issued in connection with the transaction was 11,749,552, representing an aggregate issuance of 11,749,552 shares of common stock and warrants to purchase an aggregate of 5,874,782 shares of common stock. The warrants have a term of five years, contain a net-exercise provision, and have an exercise price of $1.65 per share. In addition, the warrants contain terms that prevent the warrants from being exercised to the extent that such exercise would cause a stockholder’s beneficial ownership (along with its affiliates and others with whom such stockholder’s holdings would be aggregated for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended) to exceed 19.999% of the total number of then issued and outstanding shares of our common stock. The fair value of the warrants issued was approximately $5.9 million. The fair value was allocated from the net proceeds of the private placement and was recorded in additional paid-in capital. The net proceeds to us, after deducting expenses of approximately $1.6 million, was $18.6 million.

Pursuant to a Registration Rights Agreement entered into in connection with the Securities Purchase Agreement, we filed a registration statement covering the resale of the common stock and the shares of common stock underlying the Warrants issued and issuable to the purchasers of Units on August 24, 2011. The registration statement was declared effective on September 8, 2011.

In April 2010, we borrowed $40.0 million from Cowen Healthcare Royalty Partners, L.P., a limited partnership organized under the laws of the State of Delaware, or Cowen, pursuant to a Financing Agreement, referred to as the Financing Agreement, and under the terms of such agreement we agreed to repay Cowen up to $106 million by assigning Cowen one hundred percent of royalty, milestone, option and other payments that we may receive under the Astellas Agreement until our repayment obligation is satisfied in full. However, the total repayment may be substantially less if we elect certain prepayment options available under the Financing Agreement as disclosed more fully in Note 8 to the financial statements included in this Quarterly Report on Form 10-Q in the section entitled “Financial Statements (unaudited) – Notes to Consolidated Financial Statements.”

We anticipate that our existing cash will be sufficient to meet our projected operating requirements into 2013.

In April 2011, we announced the planned retirement of Anthony DiTonno, the Company’s President and Chief Executive Officer, by December 31, 2011 and initiated a formal executive search for a Chief Executive Officer. We expect to hire a new Chief Executive Officer before the end of 2011.

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

We have established terms pursuant to distribution agreements with our specialty distributor customers providing for payment within 120 days of the date of shipment to our specialty distributor customers and 30 days of the date of shipment to our specialty pharmacy customers. Such distribution agreements have terms ranging from one to three years.

We had gross shipments to our distributor customers of $1.0 million and $2.4 million for the three months and nine months ended September 30, 2011. The application of the above revenue recognition policy resulted in the recognition of net revenue of $0.8 million and $1.8 million for the three months and nine months ended September 30, 2011. We recognized $0.2 million of net product revenue in both the three months and nine months ended September 30, 2010. Our gross shipments are reduced for chargebacks, certain fees paid to distributors and product sales allowances including rebates to qualifying federal and state government programs. At September 30, 2011, net deferred product revenues totaled $1.0 million.

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

We analyzed the multiple element arrangements within the Astellas Agreement, to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting utilizing the accounting guidance in effect when the agreement is signed or materially changed. Accounting rules for multiple element arrangements changed for us effective January 1, 2011, however, the new rules apply to new arrangements or the Astellas Agreement if we were to significantly modify the agreement subsequent to January 1, 2011. Pursuant to the multiple-element arrangement guidance in effect at the time of the Astellas Agreement, the Company made the determination of whether an element can be separated or accounted for as a single unit of accounting based on the availability of evidence with regard to standalone value of each delivered element. If the fair value of all undelivered performance obligations could be determined, then all obligations would then be accounted for separately as performed. If any delivered element was considered to either not have standalone value or have standalone value but the fair value of any of the undelivered performance obligations are not determinable, then any delivered elements of the arrangement would be accounted for as a single unit of accounting and the multiple elements would be grouped and recognized as revenue over the longest estimated performance obligation period.

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

We view the Astellas Agreement and related agreements as a multiple element arrangement with the key deliverables consisting of an exclusive license to Qutenza in the Licensed Territory, an obligation to conduct certain development activities associated with NGX-1998, participation on a joint steering committee and supply of Qutenza components to Astellas until such time that Astellas can establish a direct supply relationship with product vendors. Because not all of these elements have both standalone value and objective and reliable evidence of fair value, we are accounting for such elements as a single unit of accounting. Further, the agreement provides for our mandatory participation in a joint steering committee, which we believe represents a substantive performance obligation and also the estimated last delivered element under the Astellas Agreement and related agreements. Therefore, we are recognizing revenue associated with upfront payments and license fees ratably over the term of the joint steering committee performance obligation. We estimate this performance obligation will be delivered ratably through June 2016.

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

Stock-Based Compensation

We account for our stock-based compensation in accordance with the fair value recognition provisions of current authoritative guidance. Under the authoritative guidance, stock-based awards, including stock options and restricted common stock units, are recorded at fair value as of the grant date and recognized to expense over the employee’s requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. Because non-cash stock compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods.

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

Long-Term Obligation

In April 2010, we entered into the Financing Agreement with Cowen. Under the terms of the Financing Agreement, we borrowed $40.0 million from Cowen, or the Borrowed Amount, and we agreed to repay such amount together with a return to Cowen, out of royalty, milestone, option and certain other payments, collectively referred to as the Revenue Interest, that we may receive under the Astellas Agreement.

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

We are also required to make assumptions for the calculation of the estimated fair market value of the Long term obligation disclosed in the footnotes to our financial statements. The key assumptions required for the estimated fair market value calculation are estimates of the amounts and timing of the future royalty revenues and other payments to be received from Astellas, the amount and timing of payments to Cowen to repay the Borrowed Amount and an estimated cost of capital.

The estimate of the future royalty revenues and other payments to be received from Astellas is subject to significant variability due to the recent product launch, regulatory processes still to be conducted for significant portions of the Astellas territory and the extended time period associated with the Financing Agreement, and thus are subject to significant uncertainty. For further discussion of this long term obligation, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Results of Operations

In November 2009, we received marketing approval from the FDA for Qutenza for the management of neuropathic pain associated with PHN. In April 2010, we launched Qutenza in the United States. We are marketing and selling Qutenza in the United States through a team of internal sales professionals. In October 2011we reduced our internal sales force from 40 to 25 territories to focus our sales and marketing resources, including efforts related to direct to patient awareness programs, on the top performing territories as we believe this provides the greatest near term opportunity. We have established a distribution network to allow healthcare providers to access Qutenza through specialty distributors and specialty pharmacies. We are marketing Qutenza to high volume prescribing physicians who treat PHN patients in private practices, hospitals, military treatment facilities and veterans associations. Our sales approach requires considerable time and effort to educate and train physicians and their staff prior to their initial Qutenza treatments.

We commenced recording collaboration revenue for the upfront payments from Astellas in 2009, when the upfront payment of $48.8 million received from Astellas became nonrefundable as a result of our transfer of the Qutenza MA to Astellas. We recognized $1.8 million of the upfront payment as revenue in each of the third quarters of 2011 and 2010 and recognized $5.4 million in each of the nine month periods ending September 30, 2011 and 2010. As of September 30, 2011, we have $34.2 million remaining in deferred collaboration revenue which will be recognized on a straight line basis over the remaining service period of the joint steering committee, which we estimate will expire in June 2016. Under our Supply Agreement with Astellas, we are obligated to supply product, at a contractual price which approximates our cost, until such time as Astellas establishes its own supply relationship.

As of September 30, 2011, Astellas has made Qutenza commercially available in 21 European countries and Astellas has informed us that it is continuing its focus on intensive site training on a country by country basis. We believe that Astellas plans to expand Qutenza availability in the European Union and seek regulatory approvals in certain countries in the remainder of the Licensed Territory in 2011.

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

The following table reflects the distribution of our research and development costs by development program for the three months and nine months ended September 30, 2011 and 2010:

Three months and nine months ended September 30;

(in thousands)

	Qutenza	NGX-1998	Acetaminophen Prodrug and Opioid Prodrug	Unallocated Internal costs (1)	Total
Three months ended September 30, 2011	$1,065	$1,537	$3	$348	$2,953
Three months ended September 30, 2010	227	1,200	20	1,750	3,197
Nine months ended September 30, 2011	$4,081	$6,125	$65	$882	$11,153
Nine months ended September 30, 2010	809	1,748	44	5,271	7,842

(1)	– The Company began allocating internal costs to specific development projects on January 1, 2011, therefore no 2010 internal costs were allocated to specific development projects

The process of conducting preclinical testing and clinical trials necessary to obtain marketing approvals in the United States and other regions is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, patient enrollment, manufacturing capabilities, successful clinical results, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when or to what extent we will generate revenues from commercialization and sale of any of our unapproved product candidates. In November 2011, we reported the top line results of our Phase 2 clinical study of NGX-1998, our most advanced product candidate, in patients with PHN. The clinical trial met its protocol-specific objectives, which include the primary endpoint of a percentage change from baseline versus placebo in a patient-reported numeric pain rating scale. Costs to complete development of NGX-1998 could be significant. The Company intends to seek a partner to aid in the continued development and commercialization of NGX-1998 in the United States and other markets of the world not already partnered. Pursuant to the Astellas Agreement, Astellas has an option to license NGX-1998 in the Licensed Territory, and if they were to exercise the option, the Astellas Agreement provides for Astellas to be responsible for 50% of the costs incurred for Phase 3 clinical development. If we do not obtain regulatory approval for NGX-1998 or our other product candidates, or for other indications for Qutenza, our ability to achieve additional revenue, our operating results, and our financial position will be adversely affected. Our 2011 research and development expenses are higher than 2010 amounts mainly due to expanded development activities for NGX-1998, including the Phase 2 clinical study the top-line results of which we recently announced. While expenses in the fourth quarter of 2011 may be flat to slightly higher than levels in the third quarter of 2011as the fourth quarter will include the cash and non-cash severance charges associated with our restructuring plan, we expect that 2012 research and development expenses may be lower than 2011 levels as we currently do not anticipate commencing large scale clinical studies for NGX-1998 until late 2012 at the earliest.

Our selling, general and administrative expenses consist primarily of salaries and benefits, including those of our sales, marketing, commercial operations and administrative functions such as finance, human resources, legal, medical affairs and information technology. Additionally, selling, general and administrative expenses include marketing expenses, commercialization costs, pharmacovigilance costs, costs associated with our status as a public company and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs. We anticipate that our selling, general and administrative expenses for the fourth quarter will approximate the spending level of the third quarter as we record the severance costs related to our restructuring plan. We expect our 2012 selling, general and administrative expenses to decrease in 2012 as compared to the annual 2011 expense level as a result of our restructuring plan.

Comparison of the Three Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		$	%
(in thousands)	2011	2010	Increase (Decrease)	Increase (Decrease)
Product revenue	$763	$197	$566	287%
Collaboration revenue	2,128	1,854	274	15%
Cost of goods sold	279	54	225	417%
Research and development expenses	2,953	3,197	(244)	(8%)
Selling, general and administrative expenses	8,239	9,577	(1,338)	(14%)
Interest income	15	38	(23)	(61%)
Interest expense	2,799	2,011	788	39%

Product Revenue. Due to limited history of product returns and cash collections from our customers, (specialty distributors and specialty pharmacies), we recognize revenue for Qutenza at the later of the time our customers ship product to healthcare professionals and cash collections received by us from our customers. We recorded gross shipments of Qutenza to our distributor customers totaling $1.0 million in the third quarter of 2011. Based on our revenue recognition methodology, we recognized $0.8 million as Qutenza revenue for the third quarter 2011. In the prior year quarter, we had $0.2 million of revenue on gross shipments of $0.5 million. We have deferred product revenue of $1.0 million at September 30, 2011 which is reported net of associated cost of goods sold of $0.1 million in our condensed consolidated balance sheet as of September 30, 2011. Of the $1.0 million deferred as of September 30, 2011, $0.8 million is deferred due to amounts not being due under the 120 day payment terms extended to our distributor customers.

Collaboration Revenue. Collaboration revenue of $2.1 million recorded in the three months ended September 30, 2011 consisted of $1.8 million of the amortization of upfront payments received pursuant to the Astellas Agreement and $0.3 million in royalty income. The prior year quarter reflects $1.8 million for the amortization of upfront payments received under the Astellas Agreement. There was no revenue from the Supply Agreement with Astellas in either three month period. Under our Supply Agreement with Astellas, we are obligated to supply product, at a contractually agreed upon cost for materials and our related labor and overhead, until such time as Astellas establishes its own supply relationship with suppliers. Going forward, we do not expect to make a significant net profit or loss on sales of product to Astellas.

Cost of goods sold. Cost of goods sold totaled $0.3 million for the three months ended September 30, 2011. Cost of goods sold includes the cost of products sold, fixed costs associated with services provided by our third-party logistics partner for managing the shipping, billing and other administrative functions associated with the distribution channel and also includes royalty obligations due to our intellectual property licensors, UC and LTS for Qutenza sales in the United States. During the three month period ended September 30, 2011, the cost of goods sold includes fixed costs of a nominal amount. We recorded a charge in Cost of goods sold to write down excess inventory of $0.2 million in the third quarter of 2011. As our product revenues increase over time, we expect that our gross margin will improve to approximately 90%.

Research and Development expenses. Research and development expenses were $3.0 million for the quarter ended September 30, 2011, down from $3.2 million in the prior year period. This represents a $0.2 million or 8% decrease. The decrease was primarily related to our Phase 2 clinical trial of NGX-1998. Costs associated with the sNDA for a possible label expansion for Qutenza to cover patients with HIV-PN, which was submitted in September 2011, were up slightly in the third quarter of 2011 versus the prior year period. Costs for formulation development for NGX-1998 were similar to the prior year period.

Selling, General and Administrative expenses. Selling, general and administrative expenses decreased $1.4 million, or 14%, to $8.2 million for the quarter ended September 30, 2011, from $9.6 million for the same period in 2010. While both quarters included significant investment in the launch of Qutenza, in 2011, we were in the process of transitioning from infrastructure and program development to ongoing program execution, whereas, in 2010, a significant component of our costs related to initial launch activities including marketing events. Offsetting the overall year over year decrease was higher salary, payroll tax and benefit costs totaling $0.6 million, as we increased our headcount versus the year ago quarter.

Interest expense. Interest expense was $2.8 million for the three months ended September 30, 2011 as compared to $2.0 million for the same period in 2010. This increase was primarily due to interest accruing on the Financing Agreement with Cowen. Interest on the Cowen debt in excess of amounts received from Astellas are added to the principal balance resulting in increasing outstanding debt and increasing interest costs. In addition, we recorded $0.3 million in interest expense in 2011 under the Hercules Agreement entered into in August 2011.

Comparison of the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30,		$	%
(in thousands)	2011	2010	Increase (Decrease)	Increase (Decrease)
Product revenue	$1,825	$230	$1,595	693%
Collaboration revenue	6,720	5,691	1,029	18%
Cost of goods sold	534	99	425	429%
Research and development expenses	11,154	7,842	3,312	42%
Selling, general and administrative expenses	28,871	26,878	1,993	7%
Interest income	61	67	(6)	(9%)
Interest expense	7,298	3,300	3,998	121%

Product Revenue. For the nine months ended September 30, 2011, we recorded net product revenue of $1.8 million as compared to $0.2 million in the same period of 2010. We had gross shipments to our distributor customers of $2.4 million in the current year to date period and $0.8 million in the prior year. Due to limited history of product returns and cash collections from our customers, we recognize revenue for Qutenza at the later of the time our customers ship product to healthcare professionals and cash collections received by us from our customers. The increase over the prior year reflects progress in our launch of Qutenza coupled with the fact that Qutenza was launched at the beginning of our second quarter in 2010.

Collaboration Revenue. Collaboration revenue of $6.7 million was recorded in the nine months ended September 30, 2011, which consisted of $5.4 million of the amortization of upfront payments received pursuant to the Astellas Agreement, $0.6 million of Collaboration revenue under our Supply Agreement with Astellas and $0.7 million in royalty income. For the nine months ended September 30, 2010, collaboration revenue of $5.7 million included $5.4 million of the amortization of upfront payments received pursuant to the Astellas Agreement and $0.3 million of Collaboration revenue under our Supply Agreement. No Astellas royalties were reported during the nine months ended September 30, 2010. Under our Supply Agreement with Astellas, we are obligated to supply product, at a contractually agreed upon cost for materials and our related labor and overhead, until such time as Astellas establishes its own supply relationship with suppliers. Going forward, we do not expect to make a significant net profit or loss on sales of product to Astellas.

Cost of goods sold. Cost of goods sold totaled $0.5 million for the nine months ended September 30, 2011 and $0.1 million for the prior year period. Cost of goods sold includes the cost of products sold, fixed costs associated with services provided by our third-party logistics partner for managing the shipping, billing and other administrative functions associated with the distribution channel and also includes royalty obligations due to our intellectual property licensors, UC and LTS. During the nine month period ended September 30, 2011, the cost of goods sold includes fixed costs of $0.1 million. We recorded charges in Cost of goods sold to write down excess inventory totaling $0.3 million in the nine month period ending September 30, 2011. As our product revenues increase over time, we expect that our gross margin will improve to approximately 90%.

Research and Development expenses. Research and development expenses were $11.2 million for the nine months ended September 30, 2011, an increase of $3.4 million or 42% versus the prior year period amount of $7.8 million. The increase was primarily related to a $1.4 million increase in costs for our Phase 2 clinical trial of NGX-1998. We completed enrollment and dosing for this clinical trial in the second quarter of 2011 and announced top line results in November 2011. Also contributing to the increased costs were $1.1 million of higher formulation development costs for NGX-1998 and $0.7 million higher consulting and contractor costs related to the sNDA for a possible label expansion for Qutenza to cover patients with HIV-PN. We submitted the sNDA in September 2011. We also incurred higher employee related costs totaling $0.2 million due to higher stock compensation expense and higher salaries and payroll taxes.

Selling, General and Administrative expenses. Selling, general and administrative expenses increased $2.0 million, or 7%, to $28.9 million for the nine months ended September 30, 2011, from $26.9 million for the same period in 2010. Similar to the nine month period in 2010, we spent significant resources to promote Qutenza in 2011. However, our marketing related expenditures have transitioned as we progress through our launch. In 2011, we were in the process of transitioning from infrastructure and program development to ongoing program execution, whereas, in 2010, a significant component of our costs related to initial launch activities including marketing materials development and marketing events, and this shift in focus has resulted in a cost reduction of $1.7 million from the comparable nine month periods. Offsetting this decrease was an increase in headcount in our field sales and marketing organization resulting in higher salary, payroll tax and benefit costs totaling $1.5 million. Travel costs were $0.5 million higher in the 2011 period than the 2010 period as the sales team traveled for a full nine months versus an abbreviated post launch period in 2010. In 2011, we have added headcount to our administrative function, and this coupled with higher pay rates and higher stock compensation expense has resulted in $0.7 million of higher costs than in 2010. In addition, our general corporate matters and patent legal costs have increased a total of $0.6 million versus the prior year period.

Interest expense. Interest expense was $7.3 million for the nine months ended September 30, 2011 as compared to $3.3 million for the same period in 2010. Our interest expense in both nine month periods primarily relates to the $40.0 million Long term obligation under the Financing Agreement entered into with Cowen. The increase was primarily due to having a full nine months of interest expense in 2011 versus a fewer number of months in 2010 following the close of the Financing Agreement in April 2010. In addition, we recorded $0.3 million in interest expense in the 2011 under the Hercules Agreement entered into in August 2011.

Liquidity and Capital Resources

Since our inception through September 30, 2011, we have funded our operations primarily by selling equity securities, establishing debt facilities and through a collaboration agreement with Astellas. In May 2007, we completed an initial public offering of our common stock which resulted in net cash proceeds, after deducting total expenses including underwriting discounts and commissions and other offering-related expenses, of $38.1 million. In December 2007, we completed the first closing of a private placement of our common stock and warrants resulting in net cash proceeds of $21.5 million and in January 2008, we completed the second and final closing of this private placement of our common stock and warrants resulting in net cash proceeds of $2.3 million. In April 2010, we borrowed $40.0 million under a Financing Agreement with Cowen. In July 2011, we completed a private placement under a Securities Purchase Agreement which resulted in net cash proceeds, after deducting total expenses including underwriting discounts and commissions and other offering-related expenses, of $18.6 million. In August 2011, we borrowed $15.0 million under a loan agreement with Hercules.

As of September 30, 2011, we had approximately $45.2 million in cash, cash equivalents and short-term investments. We also had working capital, adjusted to exclude the current portion of non-cash deferred revenue of approximately $8.2 million, of $38.0 million. Our cash and investment balances are generally held in money market funds, obligations of U.S. government agencies and commercial paper. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to capital preservation and liquidity. Further, to reduce portfolio risk, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. Our investment holdings at September 30, 2011 consist of $5.8 million in U.S. Treasury securities, $26.6 million of government sponsored enterprise debt securities, and $12.8 million in cash and money market funds.

Net cash used in operating activities was $34.3 million and $31.4 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in cash used in operating activities in 2011 as compared to 2010 resulted primarily from funding the launch of Qutenza for the entire nine month period and our Phase 2 clinical trial for NGX-1998 which commenced in November 2010 and completed patient enrollment and dosing in the second quarter of 2011.

Net cash provided by investing activities was $5.0 million for the nine months ended September 30, 2011. This resulted from maturing investments which were not reinvested due to operating cash requirements. In the prior year period, we used cash in investing activities as we were investing funds received from the Financing Arrangement with Cowen which closed in April 2010. Investing activities consisted primarily of the purchase, sale and maturity of marketable securities and to a lesser extent, the purchase of capital equipment. Fluctuations in our investing activities have primarily been driven by the timing of receipt of proceeds from financing activities, the acquisition of investments and the maturity of those investments. We expect that property and equipment expenditures for the remainder of 2011 will remain at historical levels.

Net cash provided by financing activities in the nine month period ended September 30, 2011 was $33.3 million. We obtained $18.6 million in cash from the private placement under a Securities Purchase Agreement in July 2011 and borrowed $14.8 million under the term loan component of the Hercules Agreement in August 2011. Net cash provided by financing activities in the nine months ended September 30, 2010 was $39.3 million and primarily represents the proceeds from the long term obligations related to the Financing Arrangement with Cowen. In both periods, cash was also provided from employees acquiring common stock through our stock purchase plan and by exercising stock options.

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

At September 30, 2011 we had $45.2 million in cash, cash equivalents and short-term investments. We anticipate that our operating expenses for the fourth quarter of 2011 will be similar to the level achieved in the third quarter of 2011. We anticipate that cash used in operating activities for the entire year will be slightly higher in 2011 as compared to 2010 as a result of our commercialization efforts for Qutenza in the United States while conducting the Phase 2 clinical study of NGX-1998 and pursuing a label expansion for Qutenza in the United States. Due to the restructuring plan implemented in October 2011, we expect cash used in operations for 2012 will be less than 2011levels.

In July 2011, we completed a private placement under a Securities Purchase Agreement pursuant to which we issued units, or the Units, for an aggregate purchase price of approximately $20.2 million, at a per Unit price of $1.72. Each Unit was comprised of one share of common stock and a warrant to purchase 0.5 shares of common stock (representing 50% warrant coverage on the shares to be issued). The price of each Unit was based on the July 21, 2011 consolidated closing bid price of our common stock on the NASDAQ Global Market of $1.65 per share, and represented a purchase price of $1.65 for the one share of common stock issued for each Unit and a warrant purchase price of $0.07 for the 0.5 shares of common stock underlying the warrants issued for each Unit (resulting in a purchase price for the warrants of $0.14 per whole share of common stock underlying such warrants). The total number of Units issued in connection with the transaction was 11,749,552, representing an aggregate issuance of 11,749,552 shares of common stock and warrants to purchase an aggregate of 5,874,782 shares of common stock. The warrants have a term of five years, contain a net-exercise provision, and have an exercise price of $1.65 per share. In addition, the warrants contain terms that prevent the warrants from being exercised to the extent that such exercise would cause a stockholder’s beneficial ownership (along with its affiliates and others with whom such stockholder’s holdings would be aggregated for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended) to exceed 19.999% of the total number of then issued and outstanding shares of our common stock.

The fair value of the warrants issued was approximately $5.9 million. The fair value was allocated from the net proceeds of the private placement and was recorded in additional paid-in capital. The net proceeds to us, after deducting expenses of approximately $1.6 million, was $18.6 million.

Pursuant to a Registration Rights Agreement entered into in connection with the Securities Purchase Agreement, we filed a registration statement covering the resale of the common stock and the shares of common stock underlying the Warrants issued and issuable to the purchasers of Units on August 24, 2011. The registration statement was declared effective on September 8, 2011.

In August 2011, we entered into a loan agreement with Hercules which includes both a $5.0 million accounts receivable line and a $15.0 million term loan. Under the terms of the loan agreement, the $15.0 million term loan is required to be repaid over the course of the 42-month maturity period, which includes a 12-month interest only period at the beginning of the term. Interest on the term loan has a minimum rate of 9.50%, which can increase based on fluctuations in the prime rate. The $5.0 million accounts receivable line is a revolving line that is available until December 31, 2012 and then is renewable by Hercules each year thereafter. The accounts receivable line bears interest at a minimum interest rate of 6.75%, which can also increase based on fluctuations in the prime rate, and the maximum borrowing availability under the revolving line is based upon a percentage of eligible account receivables. We may prepay and terminate the term loan and the accounts receivable line at any time, subject to certain prepayment fees, and we are obligated to also pay a fee of $0.6 million when the term loan is repaid. Our obligations under the loan agreement are secured by certain of our personal property. The loan agreement also contains customary negative covenants and is subject to customary events of default, such as a failure to make a scheduled principal or interest payment, insolvency, and breaches of covenants under loan agreement and agreements and instruments entered into in connection with the loan agreement, including a covenant in the Hercules warrant requiring us to maintain our listing on the NASDAQ Global Market. In connection with our entry into the loan agreement, we issued to Hercules a warrant for 791,667 shares of our common stock (representing an aggregate exercise price equal to approximately 7.125% of the maximum aggregate funds potentially available to us under the loan agreement). The warrant has a term of five years, contains a net-exercise provision, and has an exercise price of $1.80 per share. The fair value of the warrants issued was approximately $1.1 million.

We had $0.9 million available for draw down on the accounts receivable line at September 30, 2011 based upon a percentage of the then eligible account receivables. We have not drawn any funds from the accounts receivable line.

We anticipate that our cash and investments as of September 30, 2011 will be sufficient to meet our projected operating requirements into 2013.

If we were to default under the loan agreement with Hercules, we are obligated to pay to Hercules the borrowed amount together with any unpaid interest, a 5% interest penalty on any past due amount, and the end of loan charge of $0.6 million.

If we were to default under the Financing Agreement with Cowen, we are obligated to pay to Cowen the borrowed amount together with interest accrued thereon from the effective date of the Financing Agreement, to the date of repayment at an internal rate of return equal to the lesser of the 19% rate of interest or the maximum rate permitted by law, less any Revenue Interest payments received by Cowen. Under the Financing Agreement, an event of default includes standard insolvency and bankruptcy terms, including a failure to maintain liquid assets equal to at least our liabilities due and payable during the following three months.

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

Contractual Obligations

We have issued non-cancellable purchase orders to third party manufacturers of Qutenza and NGX-1998 for manufacturing, stability and related services including reimbursable amounts from Astellas for the supply of Qutenza based on the Astellas Agreement. These purchase orders totaled $2.4 million as of September 30, 2011 and included approximately $0.6 million for stability and related services for Qutenza, $0.7 million of commitments related to supply of Qutenza to Astellas, $0.5 million related to product manufacturing costs for the U.S. market, and $0.6 million for the Phase 2 clinical study supply and stability for NGX-1998. We plan to record these amounts in our financial statements when title to the applicable materials has transferred to us.

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (ASC Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in Emerging Issues Task Force Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the FASB Accounting Standards Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU No. 2010-17 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010, and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented. On January 1, 2011, we prospectively adopted and elected the Milestone Method of Revenue Recognition as our accounting policy for substantive milestones achieved after the adoption date. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our product Qutenza® (capsaicin) 8% patch, was approved by the FDA in November 2009 for the management of neuropathic pain associated with PHN. Our commercial success depends on our ability to successfully launch and commercialize Qutenza in the United States. Prior to receiving FDA marketing approval, our commercialization activities were limited and, as a result, many of our proposed activities to create product awareness or promote market acceptance have only recently been initiated and as such their effect may take some time to be realized, if at all. Although we launched Qutenza in April 2010, to date our revenue growth has not met expectations and it will likely be at least several more quarters before we see significant increases in revenue growth. Factors that we believe affect our ability to significantly grow revenues include the fact that Qutenza is an office administered product, its expected duration of effect resulting in prolonged periods between product use for a particular patient, and due to our targeted commercialization strategy which is focused mainly on specialist physicians and our belief that a very significant component of the PHN population are treated at sites of care other than where our sales force is currently focused. Additionally, successful commercialization of Qutenza will depend on a number of factors as further discussed in this Risk Factors section, which include risks related to obtaining adequate reimbursement, continuing to devote sufficient management and financial resources to maintain a qualified sales force and otherwise promote the commercial launch of Qutenza, continuing to build infrastructure to support commercial operations and ensuring sufficient product supply. There can be no assurance that we will be able to continue to devote sufficient financial resources to hire, retain and manage the personnel and undertake the activities required to maximize the commercial potential of Qutenza or that such commercialization will result in significant product sales of Qutenza. For example, in October 2011, we elected to reduce our sales force from 40 to 25 in part to preserve financial resources. Further, we have had and may in the future have turnover within our sales force. Our ability to achieve revenue growth may be impacted negatively by this turnover, and the time and management focus it takes to hire and retain sales personnel in response to such turnover. If necessary in order to maintain our cash resources and reduce spending levels, we may again elect to reduce the financial resources we devote to promoting the commercialization of Qutenza in the future, and in such event the product sales of Qutenza could be adversely affected and this may significantly and negatively impact our revenue and results of operations. In addition, we are establishing inventory levels of Qutenza based upon our expectations of future product sales. If actual product sales are significantly lower than our expectations, our inventory levels may be excessive as was the case at September 30, 2011 when we recorded a $0.2 million charge for excess inventories. If Qutenza supplies remain in inventory for significantly longer than anticipated, such supplies may not be suitable for sale due to expiration of their shelf lives, which would require us to write off the cost of such expired product.

Our strategy for launching Qutenza in the United States may result in lower than expected near-term revenue and could result in a lower overall revenue potential for Qutenza.

We launched Qutenza with a small specialty sales force of 36 sales representatives and recently reduced that number to 25. Our field sales force is tasked with focusing initially on thought leaders in neuropathic pain, as well as U.S. pain specialists with a significant practice in treating PHN patients in major markets in the United States. Our current approach to launching Qutenza contemplates significant interaction with healthcare professionals to facilitate educating staff involved with administering and billing for Qutenza and involves a combination of sales representatives and reimbursement specialists, all of whom we believe are necessary to enable healthcare professionals that use Qutenza to have:

•	access to product information and training concerning the proper use and administration of Qutenza; and

•	support in seeking reimbursement for Qutenza, as well as the services involved in administering Qutenza.

As a result of this approach, we do not expect to initially market Qutenza to a large number of healthcare professionals and we do not currently have the resources to address the primary care market where we believe that many PHN patients currently are being treated. While we may expand our sales and marketing efforts if financial and other resources allow, our initial focused strategy may result in reduced market penetration by Qutenza and lower product revenues in the near, and potentially longer term. As a result, our financial results and our stock price could suffer.

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

We expect to experience pricing pressures in connection with the sale of Qutenza and our potential future products, due to the trend toward programs and legislation aimed at reducing healthcare costs, including recently passed federal healthcare reform legislation as well as the increasing influence of managed care organizations. In many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to direct governmental control and is influenced by drug reimbursement programs that employ a variety of price control mechanisms. In these countries, pricing negotiations with governmental authorities or reimbursement programs can take 6 to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct additional studies, such as a study to evaluate the cost-effectiveness of Qutenza compared to other currently available therapies. If reimbursement for Qutenza is unavailable, delayed or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business would be materially harmed.

Qutenza and our product candidates may never achieve market acceptance.

The commercial success of Qutenza or any other product candidates we develop, if approved, will depend on, among other things, acceptance by healthcare professionals, patients and payers. Market acceptance of, and demand for, any products that we develop and commercialize will depend on many factors, including:

•	the ability to obtain adequate pricing and sufficient insurance and other third party payer coverage and reimbursement;

•	with respect to Qutenza, healthcare professionals and patients willingness and ability to accommodate the time necessary for each Qutenza treatment;

•	patient acceptance of the treatment procedure, efficacy or safety of Qutenza;

•	the effectiveness of our sales and marketing strategies;

•	our ability to fund the size and scope of sales and marketing activities necessary to support a product such as Qutenza;

•	availability, relative cost and relative efficacy and safety of alternative and competing treatments;

•	the effectiveness of our or our collaborators’ sales, marketing and distribution strategy;

•	publicity concerning our products or competing products and treatments;

•	potential product recalls; and

•	post marketing approval pharmacovigilance or other studies showing safety issues not seen in previous studies.

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

In order to successfully commercialize Qutenza or any of our product candidates, we must devote sufficient resources to develop a capable sales, marketing and distribution infrastructure or enter into collaborations with partners to perform these services for us. We may be unable to devote the resources necessary to develop a suitable sales, marketing and distribution infrastructure. For example, in October, 2011 we restructured our sales organization and reduced the number of sales personnel from 40 to 25 to preserve financial resources. We have entered into the Astellas Agreement to market Qutenza in the Licensed Territory, and we may enter into additional partnering or other distribution arrangements for commercialization outside the United States. While we have a direct sales and marketing organization in the United States for commercializing Qutenza, we may explore the possibilities to enter into collaborations with partners for commercializing Qutenza in the United States. Our establishment of Astellas as our collaboration partner for the Licensed Territory could limit the potential collaboration options we have for the United States and other countries, or could render potential collaborators less inclined to enter into an agreement with us because of such relationship. Similarly, if we enter into an agreement with a collaboration partner in the United States, such agreement may negatively impact our ability to seek additional strategic relationships. Factors that may inhibit our efforts to develop an internal sales, marketing and distribution infrastructure and ability to commercialize our products successfully include:

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

The success of sales of Qutenza in the Licensed Territory will be dependent on Astellas’ ability to successfully launch and commercialize Qutenza pursuant to the Astellas Agreement. The manner in which Qutenza is being launched, including the timing of launch in each country of the European Union and the pricing that has or will be established in each such country, will have a significant impact on the ultimate success of Qutenza in the European Union, and ultimately the success of the overall commercial arrangement with Astellas. If commercial launch of Qutenza throughout the remainder of the Licensed Territory is delayed or prevented, our revenues will suffer and our stock price will decline. Further, if sales of Qutenza are less than anticipated, our stock price will decline. The outcome of Astellas’ commercialization efforts could also have an effect on investors’ perception of potential sales of Qutenza in the United States, which could cause a decline in our stock price if such efforts are unsuccessful.

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

In addition, the FDA has the authority to regulate the claims we make in marketing our prescription drug products to ensure that such claims are true, not misleading, supported by scientific evidence and consistent with the labeled use of the drug. Failure to comply with FDA requirements in this regard could result in, among other things, warning letters, suspensions of approvals, seizures or recalls of products, injunctions against a product’s manufacturer, distribution, sales and marketing, operating restrictions, civil penalties and criminal prosecutions. Any of these FDA actions could negatively impact our product sales and profitability.

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

Competition may become stronger and more direct and products in development, including products that we are unaware of, may compete with Qutenza. There are many other companies working to develop new drugs and other therapies to treat pain in general and neuropathic pain in particular, including Eli Lilly & Co, Pfizer, UCB Pharma SA, GlaxSmithKline plc, Merz, GW Pharmaceuticals, Novartis AG, Novo Nordisk A/S, Dainippon Pharmaceutical Co Ltd., AVANIR Pharmaceuticals, Xenoport, EpiCept, Newron Pharmaceuticals SpA, Pharmagesic Holding Inc., Arcion Therapeutics Inc., Endo Pharmaceuticals, AstraZeneca plc, Allergan, Inc., Bristol-Myers Squibb Co., Bio3 Research Srl, Relevare Pharmaceuticals Ltd., Depomed, Inc., and Ortho-McNeil-Janssen Pharmaceuticals. Many of the compounds in development by such companies are already marketed for other indications, such as anti-depressants, anti-convulsants or opioids. In addition, physicians employ other interventional procedures, such as nerve stimulation or nerve blocks, to treat patients with difficult to treat neuropathic pain conditions.

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

We rely, in part, on the market exclusivity afforded orphan drugs for the commercialization of Qutenza in the United States. The FDA has granted us orphan drug status with regard to Qutenza for the management of neuropathic pain in patients with PHN and as a consequence, Qutenza is entitled to orphan exclusivity—that is, for seven years, or November, 2016, the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances. Additionally, the FDA has granted us orphan drug status for HIV-PN, an indication for which we currently do not have an FDA-approved product. We may be unable to obtain orphan drug designations for any additional product candidates or exclusivity for any future product candidates or our potential competitors may obtain orphan drug exclusivity for capsaicin-based products competitive with our product candidates in indications other than PHN before we do, in which case we may be excluded from that market for the exclusivity period. In addition, orphan drug designation previously granted may be withdrawn under certain circumstances. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it if a competitive product based on the same active compound is shown to be clinically superior to our product. Although obtaining FDA approval to market a product with orphan exclusivity can be advantageous, there can be no assurance that it would provide us with a significant commercial advantage.

The Hatch-Waxman Act data exclusivity and any equivalent regulatory data exclusivity protection in other jurisdictions for Qutenza, may not prevent new competition which may negatively impact our financial results.

The Hatch-Waxman Act provides five years of data exclusivity to the first applicant to gain approval of an NDA under Section 505(b) of the Food, Drug and Cosmetic Act for a new chemical entity. Qutenza has been recognized by the FDA as a new chemical entity and therefore has been granted five year data exclusivity under the Hatch-Waxman Act through November 2014. Hatch-Waxman provides data exclusivity by prohibiting abbreviated new drug applications, or ANDAs, and 505(b)(2) applications, which are marketing applications where the applicant does not own or have a legal right of reference to all the data required for approval, to be submitted by another company for another version of such drug during the exclusivity period. Protection under Hatch-Waxman will not prevent the filing or approval of a full NDA under Section 505(b)(1) for the same active ingredient, although the applicant would be required to conduct its own adequate and well-controlled clinical trials to demonstrate safety and effectiveness.

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

A product intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for such a condition may be submitted to the FDA for “fast track” designation. Although we received fast track designation from the FDA for Qutenza for the treatment of painful HIV-associated neuropathy, and the indication is eligible for priority review, there is no assurance the sNDA for Qutenza in HIV-PN will experience a faster development process, review process or approval, compared to conventional FDA standards, or that the product will be approved for such indication at all. We submitted the supplemental NDA in September 2011; however, we may find no benefit in the fast track designation afforded the painful HIV-associated neuropathy indication.

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

We are highly dependent on the principal members of our management and commercial and scientific staff. The competition for skilled personnel among biopharmaceutical companies in the San Francisco Bay Area is intense and the employment services of our scientific, management and other executive officers are terminable at-will. We have encountered and may in the future experience turnover in our commercial organization. If we lose one or more of these key employees, our ability to implement and execute our business strategy successfully could be seriously harmed. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. For example, on April 29, 2011, we announced the planned retirement of Anthony DiTonno, our President and Chief Executive Officer, by December 31, 2011 and, on September 27, 2011, we announced the resignation of Dr. Jeffery Tobias, our Executive Vice President of Research and Development and Chief Medical Officer. On October 31, 2011, we announced the hiring of Dr. Stephen J. Peroutka as our new Executive Vice President and Chief Medical Officer. We do not carry key man life insurance on any of our key personnel.

Risks Related to Our Finances and Capital Requirements

We have incurred operating losses in each year since inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have incurred operating and net losses each year since our inception in 1998. Our net loss for the nine months ended September 30, 2011 was approximately $39.3 million and as of September 30, 2011 we had an accumulated deficit of approximately $58.5 million. We had cash, cash equivalents and short-term investments totaling $45.2 million at September 30, 2011, and for the nine months ended September 30, 2011, we used cash of approximately $34.3 million in operating activities. We expect to continue to incur losses for several years, as we commercialize Qutenza and continue other research and development activities. If Qutenza does not achieve market acceptance in the United States or the European Union, we will not generate significant product related revenue. We cannot assure you that we will be profitable even if Qutenza is successfully commercialized. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

•	the conduct of manufacturing activities including the manufacture of commercial product supply and clinical product supply;

•	the costs of carrying out our obligations under our commercial arrangement with Astellas;

•	our ability to establish and maintain strategic collaborations, including licensing, distribution and other arrangements that we have or may establish;

•	our ability to meet our obligation under the Financing Agreement with Cowen including liquidity maintenance requirements;

•	our ability to meet our obligations under the loan agreement with Hercules;

•	the progress of our development programs including the number, size and scope of clinical trials and non-clinical development;

•	the costs and timing of additional regulatory approvals;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

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

To the extent that we raise additional capital by issuing equity securities as we did in July 2011, our existing stockholders’ ownership will be diluted. Royalty monetization structures may require us to give up or assign certain rights to certain current and future assets. Any debt financing we enter into may involve covenants that restrict our operations or our ability to enter into other funding arrangements. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

Failure to meet our loan obligation with Cowen could adversely affect our financial condition.

Under the terms of our Financing Agreement with Cowen, we are obligated to pay Cowen, substantially all of the payments that may be due to us under the Astellas Agreement, until Cowen has received $90 million of such payments; and thereafter 5% of the Astellas Agreement payments until Cowen has received $106 million of such payments.

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

In addition, if we were to default under the Financing Agreement with Cowen we are obligated to immediately pay to Cowen the borrowed amount together with interest accrued thereon from the effective date of the Financing Agreement to the date of repayment at an internal rate of return equal to the lesser of the 19% rate of interest or the maximum rate permitted by law, less any Revenue Interest payments received by Cowen. Under the Financing Agreement, an event of default includes standard insolvency and bankruptcy terms, including a failure to maintain liquid assets equal to at least our liabilities due and payable during the following three months. If we were required to pay the amounts due under a default to Cowen, we would be required to find an alternate source of capital from which to draw funds and there can be no assurances that we would be able to do so.

Failure to meet our loan obligation with Hercules could adversely affect our financial condition.

Under the terms of the Hercules Agreement, we are subject to customary negative covenants and subject to customary events of default, such as a failure to make a scheduled principal or interest payment, insolvency, and breaches of covenants under Hercules Agreement and agreements and instruments entered into in connection with the loan agreement, including a covenant in the Hercules warrant requiring us to maintain our listing on the NASDAQ Global Market. On October 18, 2011, we received a notification from NASDAQ that we failed to maintain the required minimum market value of listed securities level of $50.0 million for the last 30 consecutive business days. We have until April 16, 2012 in which to cure this non-compliance by meeting or exceeded the requirement for a minimum of ten consecutive business days. In addition, our obligations under the Hercules Agreement are secured by certain of our personal property. If we were to default under Hercules Agreement, we would obligated to pay to Hercules the amount we borrowed under such agreement together with any unpaid interest, a 5% interest penalty on any past due amount, and the end of loan charge of $0.6 million. If we were required to pay the amounts due under a default to Hercules, we would be required to find an alternate source of capital from which to draw funds and there can be no assurances that we would be able to do so.

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

The stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	failure to meet market expectations with respect to the launch of Qutenza by us in the United States and by Astellas in the European Union;

•	inability of us and Astellas to successfully commercialize Qutenza in the United States and the Licensed Territory, respectively;

•	potential inability to preserve or raise sufficient capital to maintain our operations;

•	potential negative stock market reaction in the event we raise or attempt to raise additional equity capital;

•	failure to meet revenue estimates and revenue growth rates;

•	actual or anticipated quarterly variations in our results of operations or those of our collaborators or competitors;

•	third-party healthcare reimbursement policies or determinations;

•	product recalls, reported incidents of unanticipated adverse effects with respected to Qutenza, or other negative publicity related to Qutenza;

•	general economic conditions and slow or negative growth of our expected markets;

•	delay in entering, or termination of, strategic partnership relationships;

•	our ability to meet our obligation under the Financing Agreement with Cowen including liquidity maintenance requirements;

•	our ability to meet our obligation under the loan from Hercules;

•	failure or delays in entering additional product candidates into clinical trials or in commencing additional clinical trials for current product candidates;

•	results from and any delays related to the clinical trials for our product candidates;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock or the discontinuation of one or more securities analysts’ research coverage for our stock;

•	inclusion in or removal from stock indices such as the Russell 3000 or listing in the NASDAQ Global Market;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	changes in governmental statutes or regulations or in the status of our regulatory approvals;

•	market conditions in the life sciences sector; and

•	any major change in our board or management.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and their affiliates and 5% stockholders beneficially own or control approximately 61% of the outstanding shares of our common stock as of September 30, 2011 (after giving effect to the exercise of all of their outstanding vested options and warrants exercisable within 60 days of such date). Accordingly, these executive officers, directors and their affiliates and significant stockholders acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our common stock is currently listed on the NASDAQ Global Market and to maintain our listing, we must meet certain financial requirements in accordance with the rules of the NASDAQ Stock Market LLC, or Nasdaq. On October 18, 2011, we received a notification from NASDAQ that we failed to maintain the required minimum market value of listed securities level of $50.0 million for the last 30 consecutive business days. We have until April 16, 2012 in which to cure this non-compliance by meeting or exceeded the requirement for a minimum of ten consecutive business days. If we do not cure the compliance, we may be able to apply for a transfer to the NASDAQ Capital Market listing. There can be no assurance that we will be able to cure this violation by the April 16, 2012, be able to transfer to the NASDAQ Capital Market or maintain our listing on either market in the future. Any potential delisting of our common stock would adversely affect the liquidity of our common stock and our ability to raise additional capital. In addition, delisting from the NASDAQ Global Market would trigger an event of default under Hercules Agreement, which would provide Hercules the option to accelerate repayment of amounts due under such agreement.

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

We previously reported the information required under this Item 2 regarding the issuance of unregistered securities in connection with our July 26, 2011 private placement and our August 5, 2011 loan agreement with Hercules on Current Reports on Form 8-K filed on July 27, 2011 and August 9, 2011, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits have been filed with this report:

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(3)	Amendment No. 2 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of August 5, 2010.

4.5(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.6(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.9(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.10(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.11(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.12(2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.13(2)	Form of Warrant to Purchase Common Stock initially issued on December 23, 2007.

4.14(4)	Registration Rights Agreement dated July 21, 2011

4.15(4)	Form of Warrant to Purchase Common Stock issued on July 21, 2011.

4.16(5)	Warrant Agreement between NeurogesX, Inc. and Hercules Technology Growth Capital, Inc., dated as of August 5, 2011.

10.1(3)	Restated Executive Employment Agreement by and between NeurogesX, Inc. and Anthony DiTonno, effective as of April 26, 2011.

10.2	Restated Executive Employment Agreement by and between NeurogesX, Inc. and Stephen Ghiglieri, effective as of September 19, 2011.

10.3	Restated Executive Employment Agreement by and between NeurogesX, Inc. and Jeffrey Tobias, M.D., effective as of September 19, 2011.

10.4	Restated Executive Employment Agreement by and between NeurogesX, Inc. and Michael Markels, effective as of September 19, 2011.

10.5	Consulting Agreement by and between NeurogesX, Inc. and Jeffrey Tobias, M.D., dated as of September 27, 2011.

10.6(4)	Securities Purchase Agreement, dated as of July 21, 2011.

10.7(5)	Loan and Security Agreement between NeurogesX, Inc. and Hercules Technology Growth Capital, Inc., dated as of August 5, 2011.

10.8(6)	2011 Inducement Stock Plan.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(7)	XBRL Instance.

101.SCH(7)	XBRL Taxonomy Extension Schema.

101.CAL(7)	XBRL Taxonomy Extension Calculation.

101.LAB(7)	XBRL Taxonomy Extension Labels.

101.PRE(7)	XBRL Taxonomy Extension Presentation.

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2011.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2011.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2011.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 26, 2011.
(7)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2011	NEUROGESX, INC.
(Registrant)

/s/ Anthony A. DiTonno
Anthony A. DiTonno
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen F. Ghiglieri
Stephen F. Ghiglieri
Executive Vice President, Chief Operating Officer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with this report:

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(2)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(3)	Amendment No. 2 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of August 5, 2010.

4.5(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.6(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.9(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.10(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.11(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.12(2)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.13(2)	Form of Warrant to Purchase Common Stock initially issued on December 23, 2007.

4.14(4)	Registration Rights Agreement dated July 21, 2011

4.15(4)	Form of Warrant to Purchase Common Stock issued on July 21, 2011.

4.16(5)	Warrant Agreement between NeurogesX, Inc. and Hercules Technology Growth Capital, Inc., dated as of August 5, 2011.

10.1(3)	Restated Executive Employment Agreement by and between NeurogesX, Inc. and Anthony DiTonno, effective as of April 26, 2011.

10.2	Restated Executive Employment Agreement by and between NeurogesX, Inc. and Stephen Ghiglieri, effective as of September 19, 2011.

10.3	Restated Executive Employment Agreement by and between NeurogesX, Inc. and Jeffrey Tobias, M.D., effective as of September 19, 2011.

10.4	Restated Executive Employment Agreement by and between NeurogesX, Inc. and Michael Markels, effective as of September 19, 2011.

10.5	Consulting Agreement by and between NeurogesX, Inc. and Jeffrey Tobias, M.D., dated as of September 27, 2011.

10.6(4)	Securities Purchase Agreement, dated as of July 21, 2011.

10.7(5)	Loan and Security Agreement between NeurogesX, Inc. and Hercules Technology Growth Capital, Inc., dated as of August 5, 2011.

10.8(6)	2011 Inducement Stock Plan.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(7)	XBRL Instance.

101.SCH(7)	XBRL Taxonomy Extension Schema.

101.CAL(7)	XBRL Taxonomy Extension Calculation.

101.LAB(7)	XBRL Taxonomy Extension Labels.

101.PRE(7)	XBRL Taxonomy Extension Presentation.

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2011.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2011.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2011.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 26, 2011.
(7)	Pursuant to applicable securities laws and regulations, we have deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.