Form 10-Q
period 2012-03-31
NeurogesX Inc
filed 2012-05-10
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of common stock, $0.001 par value, outstanding as of May 8, 2012 was 33,189,871.

NEUROGESX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NeurogesX, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)	Note 1
Assets
Current assets:
Cash and cash equivalents	$7,720	$9,148
Short-term investments	19,678	25,161
Trade receivables	1,154	1,166
Receivable from collaboration partner	43	502
Inventories	46	654
Prepaid expenses and other current assets	890	1,364
Restricted cash	160	160

Total current assets	29,691	38,155
Property and equipment, net	386	547
Restricted cash	252	251
Other assets	257	274

Total assets	$30,586	$39,227

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$915	$1,321
Accrued compensation	1,499	2,084
Accrued research and development	248	282
Other accrued expenses	1,619	2,245
Deferred product revenue, net	1,065	1,075
Deferred collaboration revenue	7,242	7,261
Long-term obligations—current portion	6,740	4,829

Total current liabilities	19,328	19,097
Non-current liabilities:
Deferred collaboration revenue	23,312	25,098
Other long-term liabilities	133	146
Long-term obligations, net of current portion	63,263	62,746

Total non-current liabilities	86,708	87,990
Commitments and contingencies
Stockholders’ deficit:
Common stock	33	30
Additional paid-in capital	241,761	238,181
Accumulated other comprehensive income	—	1
Accumulated deficit	(317,244)	(306,072)

Total stockholders’ deficit	(75,450)	(67,860)

Total liabilities and stockholders’ deficit	$30,586	$39,227

See accompanying notes.

NeurogesX, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net product revenue	$831	$575
Collaboration revenue	2,142	2,595

Total revenues	2,973	3,170
Operating expenses:
Cost of goods sold	681	108
Research and development	2,933	3,957
Selling, general and administrative	7,263	10,282

Total operating expenses	10,877	14,347

Loss from operations	(7,904)	(11,177)
Interest income	12	27
Interest expense	(3,220)	(2,200)
Other income (expense), net	(60)	(13)

Net loss	$(11,172)	$(13,363)

Basic and diluted net loss per share	$(0.35)	$(0.75)

Shares used to compute basic and diluted net loss per share	31,779,736	17,870,347

See accompanying notes.

NeurogesX, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(11,172)	$(13,363)
Changes in unrealized gains (losses)	(1)	13

Total comprehensive loss	$(11,173)	$(13,350)

See accompanying notes.

NeurogesX, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(11,172)	$(13,363)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	91	89
Amortization of debt issuance costs and accretion of debt discount	612	20
Amortization of investment premiums	66	257
Stock-based compensation	640	578
Loss on disposal of equipment	71	—
Changes in operating assets and liabilities:
Trade receivables	12	(17)
Receivable from collaboration partner	458	(33)
Prepaid expenses and other current assets	403	(687)
Inventories	608	19
Accounts payable	(406)	130
Accrued compensation	(585)	(362)
Accrued research and development	(33)	239
Accrued interest payable on long-term obligations	1,892	1,979
Deferred product revenue, net	(10)	(14)
Deferred collaboration revenue	(1,806)	(1,786)
Deferred rent	(49)	(41)
Other accrued expenses	(578)	1,154

Net cash used in operating activities	(9,786)	(11,838)

Investing activities
Purchases of short-term investments	(6,335)	(3,582)
Proceeds from maturities of short-term investments	11,750	11,000
Purchases of property and equipment	—	(53)

Net cash provided by investing activities	5,415	7,365

Financing activities
Proceeds from issuance of common stock, net of issuance costs	2,943	8

Net cash provided by financing activities	2,943	8

Net decrease in cash and cash equivalents	(1,428)	(4,465)
Cash and cash equivalents, beginning of period	9,148	8,705

Cash and cash equivalents, end of period	$7,720	$4,240

Supplemental cash flow information
Cash paid for interest	$697	$200

See accompanying notes.

NEUROGESX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The Company

Nature of Operations

NeurogesX, Inc. (the “Company”) is a specialty pharmaceutical company focused on developing and commercializing a portfolio of novel non-opioid, pain management therapies to address unmet medical needs and improve patients’ quality of life.

The Company’s first commercial product, Qutenza, became commercially available in the United States and in certain European countries in the first half of 2010. Qutenza is a dermal delivery system designed to topically administer capsaicin to treat certain neuropathic pain conditions and was approved by the Food and Drug Administration (the “FDA”), in November 2009 for the management of neuropathic pain associated with postherpetic neuralgia, or PHN. Qutenza is the first prescription strength capsaicin product approved in the United States. Qutenza is also approved in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults. The Company’s most advanced product candidate, NGX-1998, is a topically applied liquid formulation containing a high concentration of capsaicin designed to treat pain associated with neuropathic pain conditions. NGX-1998 has completed three Phase 1 clinical trials and one Phase 2 clinical trial in PHN patients, and the Company believes that NGX-1998 is ready to enter Phase 3 development. The Company anticipates that an End-of-Phase 2 meeting for NGX-1998 with the FDA will occur in the third quarter of 2012.

In March 2012, the Company decided to focus its resources on the preparation for advancing NGX-1998 into a Phase 3 clinical trial. To do so, the Company significantly restructured its operations, including eliminating direct promotion, and most sales and marketing expenditures in support of Qutenza, while continuing to maintain product availability of Qutenza for patients and physicians. See Note 10 for further discussion. The Company is evaluating a number of alternative commercialization strategies which include the potential to license Qutenza to a commercialization partner in the United States and in other territories of the world outside of the Astellas Territory.

In May 2009, Qutenza received a marketing authorization (“MA”), in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, the Company entered into a Distribution, Marketing and License Agreement (the “Astellas Agreement”) with Astellas Pharma Europe Ltd. (“Astellas” or “Collaboration Partner”), under which Astellas was granted an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa (“Licensed Territory”). Qutenza was made available on a country by country basis commencing in April 2010 and by March 31, 2012, was available in 21 European countries.

The Company received a notice of market capitalization insufficiency from the NASDAQ Global Market on October 18, 2011 as its market value of listed shares had remained below the $50 million minimum listing requirement for more than 30 consecutive business days. On January 27, 2012, the Company received a notice of share price deficiency as the bid price of its shares of common stock had remained below the $1.00 minimum listing requirement for more than 30 consecutive business days. Each of these notices provide a 180 calendar day grace period during which time the Company may regain compliance with the minimum listing requirement by attaining the applicable minimum requirement for 10 consecutive business days. On May 3, 2012, the Company received a notice of market value of publicly held shares insufficiency as the market value of shares held by non-affiliates remained below the $15 million minimum listing requirement for more than 30 consecutive business days. The grace period to regain compliance with the minimum market value of listed securities requirement expired on April 16, 2012, the grace period to regain compliance with the minimum bid price requirement expires on July 28, 2012 and the grace period to regain compliance with the market value of publicly held shares requirement expires on October 30, 2012. With respect to the notice regarding market capitalization insufficiency, the Company did not regain compliance with such listing standard by the end of the grace period, and has requested a hearing with NASDAQ. In connection with the hearing, the Company has submitted a plan for regaining compliance with the applicable minimum listing requirement and is seeking an extension of the grace period during which the Company would seek to execute such plan. During the pendency of the hearing process, the Company’s delisting will be delayed, however, it cannot be assured that the Company will otherwise be granted any additional time to regain compliance as a result of the hearing process. If the Company has not regained compliance with the other listing standards with respect to which it has received notices by the end of its respective grace periods, the Company will similarly receive a delisting determination letter with respect to such standards, and may be able to avail itself of access to a hearing on such determinations in a similar manner as its currently pending hearing with NASDAQ. If the Company is de-listed from the NASDAQ Global Market, it may have the opportunity to apply for and potentially obtain a listing of the Company’s common stock on the NASDAQ Capital Market, subject to its meeting the continued listing requirements of such market. However, the Company currently does not meet the continued listing requirements for that exchange. If the Company is ineligible for listing on the NASDAQ Capital Market, it may seek listing on the OTC Bulletin Board or other over-the-counter market.

To date, the Company has incurred recurring net losses and negative cash flows from operations, after excluding the upfront cash received from Astellas in 2009. Until the Company can generate significant cash from its operations, if ever, the Company expects to continue to fund its operations with existing cash resources, proceeds from one or more collaboration agreements, as well as potentially through royalty monetization, debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders. Having insufficient funds may require the Company to delay or potentially eliminate some or all of its development programs, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than it would otherwise choose. Failure to obtain adequate financing also may adversely affect the launch of the Company’s product candidates or its ability to continue in business. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict its ability to operate its business. The Company anticipates that its existing cash will be sufficient to meet its projected operating requirements into 2013.

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

The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date. The unaudited condensed consolidated interim financial statements and related disclosures have been prepared with the presumption that users of such information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 contained in the Company’s 2011 Form 10-K.

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

In March 2012, the Company implemented a restructuring plan to focus its resources on the development of NGX-1998, which resulted in the elimination of its internal sales force. We continue to support the established distribution network to allow healthcare providers to access Qutenza through specialty distributors and specialty pharmacies.

Healthcare professionals are generally ordering Qutenza in small quantities only after they have identified a patient for treatment. The Company believes that revenue recognition upon the later of customer shipment to the end user and the date of cash collection is appropriate until the Company has sufficient data on the cash collection and return patterns of its customers. The Company is performing additional procedures to further analyze shipments made by its customers by utilizing shipping data provided by its customers to determine when product is shipped by customers to healthcare professionals and are evaluating ending inventories at the Company’s customers each month to assess the risk of product returns. To date, sales returns and rebates have been insignificant.

The Company has established terms pursuant to distribution agreements with its customers providing for payment within 120 days of the date of shipment to its specialty distributor customers and 30 days of the date of shipment to its specialty pharmacy customers. Such distribution agreements generally have a term of three years.

The Company had gross shipments to its distributor customers of $0.9 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. The application of the Company’s revenue recognition policy resulted in the recognition of net revenue of $0.8 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. The Company’s gross shipments are reduced for chargebacks, certain fees paid to distributors and product sales allowances including rebates to qualifying federal and state government programs. At March 31, 2012, net deferred product revenues totaled $1.1 million.

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

On January 1, 2011, the Company adopted Accounting Standards Update ASU No. 2009-13, Multiple Deliverable Revenue Arrangements. This update amends the guidance on accounting for arrangements with multiple deliverables to require that each deliverable be evaluated to determine whether it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has stand-alone value to the customer. This update also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, or VSOE, if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. The Company may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and the estimated selling price of identified units of accounting for new agreements.

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

The Company views the Astellas Agreement and related agreements, as a multiple-element arrangement with the key deliverables consisting of an exclusive license to Qutenza in the Licensed Territory, an obligation to conduct certain development activities associated with NGX-1998, participation on a joint steering committee and supply of Qutenza components to Astellas until such time that Astellas can establish a direct supply relationship with product vendors. The Company entered into the Astellas Agreement in June 2009 and thus, prior to its January 1, 2011 adoption of ASC 2009-13. Accordingly, because not all of these elements have both standalone value and objective and reliable evidence of fair value, the Company is accounting for such elements as a single unit of accounting. Further, the agreement provides for the Company’s mandatory participation in a joint steering committee, which the Company believes represents a substantive performance obligation and also the estimated last delivered element under the Astellas Agreement and related agreements. Therefore, the Company is recognizing revenue associated with upfront payments and license fees ratably over the term of the joint steering committee performance obligation. The Company estimates this performance obligation will be delivered ratably through June 2016.

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

Cost of Goods Sold

Cost of goods sold includes costs to procure, manufacture and distribute Qutenza including certain shipping and handling costs incurred in the distribution channel, as well as royalties payable to The Regents of the University of California and Lohmann Therapie-Systeme AG. Costs associated with the manufacture of Qutenza prior to FDA approval were previously expensed as research and development in the period incurred. Cost of goods sold associated with deferred product revenue is deferred and recognized in the same period as the associated product revenue. During the three months ended March 31, 2012, the Company recorded a charge to cost of goods sold of $0.6 million for Qutenza patches that the Company does not expect to sell prior to their expiration date, primarily as a result of the Company’s decision to eliminate direct promotion efforts of Qutenza in March 2012. The Company recorded a write-down of excess inventory to cost of goods sold of less than $0.1 million during the three months ended March 31, 2011. At March 31, 2012, the Company had deferred cost of goods sold of $0.1 million, which is included in deferred product revenue, net on the Company’s condensed consolidated balance sheets.

Trade Receivables

Trade accounts receivable are recorded net of allowances for customer chargebacks related to government rebate programs, doubtful accounts and sales returns. Estimates for customer chargebacks for government rebates and sales returns are based on contractual terms, historical trends and the Company’s expectations regarding the utilization rates for these programs. The Company’s estimate for allowance for doubtful accounts is determined based on existing contractual payment terms, historical payment patterns of its customers and individual customer circumstances. To date, the Company has determined that an allowance for uncollectible accounts receivable is not required. The Company does not require collateral in support of its trade receivables.

Inventories

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consist of raw materials, work-in-process and finished goods. Raw materials include certain starting materials used in the production of the active pharmaceutical ingredient of Qutenza. Work-in-process includes the bulk inventory of the active pharmaceutical ingredient, patches and cleansing gel of Qutenza that are in the process of being manufactured or have completed manufacture and are awaiting final packaging, including related internal labor and overhead costs. Finished goods include the final packaged kits that contain the Qutenza patch and cleansing gel and that are ready for commercial sale. On a quarterly basis, the Company analyzes its inventory levels against forecasted sales volumes, which are subject to change, and writes down inventory that is obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenue during the products’ applicable shelf life. As a result of the Company’s re-organization in March 2012 which resulted in a significant reduction of its expected revenue for United States Qutenza sales, the Company recorded a write-down of inventory of $0.6 million in the three months ended March 31, 2012. The Company recorded a write-down of excess inventory to Cost of goods sold of less than $0.1 million during the three months ended March 31, 2011. Expected inventory requirements based on product revenue and the timing of production runs are subject to significant judgment and management estimate. The Company expects that its sales forecast will change over time and thus it will continue to review the quantities of inventories on hand compared to the sales forecast.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period less the weighted-average unvested common shares subject to repurchase and without consideration of common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and common stock equivalents outstanding for the period. For purposes of this calculation, warrants and options to purchase common stock and restricted stock unit grants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(11,172)	$(13,363)

Denominator:
Weighted-average common shares outstanding for basic and diluted net loss per share	31,779,736	17,870,347

Basic and diluted net loss per share	$(0.35)	$(0.75)

Common stock equivalents not included in diluted net loss per share because their effect will be anti-dilutive are as follows:

	March 31,
	2012	2011
Options to purchase common stock	4,657,010	3,958,649
Restricted common stock units	1,060,500	—
Warrants outstanding	9,090,628	1,265,846

	14,808,138	5,224,495

Recently Issued and Adoption of New Accounting Standards

Effective January 1, 2012, the Company adopted revised guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standards. This guidance eliminates the current option to report other comprehensive income (OCI) and its components in the statement of changes in stockholders’ equity. The Company adopted this guidance during the first quarter of 2012, which had no impact on the Company’s financial position, operations, or cash flows.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased disclosures regarding valuation inputs and investment categorization. The adoption of this new accounting guidance in 2012 did not have a material impact on the Company’s financial position, operations or cash flows.

Note 3. License Agreements

Collaboration Agreement – Astellas

In June 2009, NeurogesX entered into the Astellas Agreement granting Astellas an exclusive license to commercialize Qutenza in the Licensed Territory. The Astellas Agreement provided for an upfront payment for past development and the commercialization rights granted, of 30.0 million Euro, or $41.8 million. In addition, the agreement provided for an upfront payment of 5.0 million Euro, or $7.0 million, for future development expenses and an option to license NGX-1998. Other elements of the Astellas Agreement include future milestone payments of up to 65.0 million Euro if certain predefined sales thresholds of the products licensed under the agreement are met and royalties, as a percentage of net sales made by Astellas of products under the agreement, with such royalties starting in the high teens and escalating into the mid twenties as revenues increase. The Company believes that the milestone payments are not substantive since the achievement of these milestones is predominantly based on Astellas’ sales performance. The Company is participating on a joint steering committee with Astellas to oversee the development and commercialization activities related to Qutenza and NGX-1998 during the term of the agreement, not to exceed ten years. On the seventh anniversary of the Astellas Agreement, the Company has the unilateral right to opt-out of participation on the joint steering committee. The Astellas Agreement further provides that upon delivery of certain data related to NGX-1998, Astellas may pay two additional NGX-1998 option payments totaling 5.0 million Euros. Subsequent to Astellas’ exercise of the option to exclusively license NGX-1998 in the Territory, both companies would cooperate on Phase 3 clinical trials and will share applicable costs equally.

The Company commenced recognizing revenue related to the upfront and option payments upon transfer of the MA for Qutenza to Astellas, which occurred in September 2009. The Company recognized $1.8 million as Collaboration revenue related to the upfront and option payments for both of the three-month periods ended March 31, 2012 and 2011. As of March 31, 2012, the Company had deferred revenue totaling $30.6 million, of which $7.2 million is reflected as current. The Astellas upfront license fee and option payments are accounted for as a single unit of accounting, and accordingly, such payments are being recognized ratably through June 2016, which is the Company’s estimate of its substantive performance obligation period related to the joint steering committee. Subsequent option exercise payments received, if any, are expected to be recognized ratably over the remaining estimated period of performance.

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

For the three months ended March 31, 2012 and 2011, the Company included in Collaboration revenue zero and $0.6 million, respectively, from product supply transactions, net of direct costs incurred as a component of Collaboration revenue. The Company does not anticipate reporting significant revenues from supply transactions in the future.

For the three months ended March 31, 2012 and 2011, the Company recognized $0.3 million and $0.2 million, respectively, in royalty revenue related to the Astellas Agreement. The Company recognizes royalty revenue from Astellas on a one quarter lag basis.

University of California

In October 2000 and as amended, the Company licensed multiple patents in various jurisdictions, including a method patent, from the University of California (“UC”) (the “U.C. License Agreement”) for prescription strength capsaicin for neuropathic pain.

Under the terms of the agreement, the Company is required to pay royalties on net sales of the licensed product up to a maximum of $1.0 million per annum as well as a percentage of upfront and milestone payments received by the Company from sublicensing the Company’s rights under the agreement (“Sublicense Fee”). The Company recognized $5,000 and $3,000 in royalty expense due to UC for the three months ended March 31, 2012 and 2011, respectively, related to Qutenza product sales in the United States.

On April 3, 2012, the Company entered into a Settlement, Release and Patent Assignment Agreement with two individuals (the “Settlement Agreement”) related to the U.C. License Agreement. See Note 11 for further discussion.

LTS Lohmann Therapie-Systeme AG

In January 2007, the Company entered into a Commercial Supply and License Agreement (“LTS Agreement”) with LTS Lohmann Therapie-Systeme AG (“LTS”) to manufacture commercial and clinical supply of Qutenza. Under the terms of the agreement, the Company is required to pay a transfer price for product purchased as well as a royalty on net sales of product purchased under the LTS Agreement. The Company recognized $15,000 and $10,000 in royalty expense due to LTS for the three months ended March 31, 2012 and 2011, respectively, related to Qutenza product sales in the United States.

The Company has a liability for royalties due to UC and LTS totaling $19,000 included in deferred product revenue, net, on the March 31, 2012 condensed consolidated balance sheet.

Note 4. Cash and Cash Equivalents and Short-Term Investments

The following table summarizes cash, cash equivalents and short-term investments (in thousands):

As of March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$7,720	$—	$—	$7,720
Government sponsored enterprise debt securities	19,678	1	(1)	19,678

	$27,398	$1	$(1)	$27,398

Reported as:
Cash and cash equivalents				$7,720
Short-term investments				19,678

				$27,398

As of December 31, 2011:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$3,908	$—	$—	$3,908
Government sponsored enterprise debt securities	23,900	2	(1)	23,901
U.S. Treasury securities	6,500	—		6,500

	$34,308	$2	$(1)	$34,309

Reported as:
Cash and cash equivalents				$9,148
Short-term investments				25,161

				$34,309

All of the Company’s marketable securities are classified as available-for-sale. At March 31, 2012 and December 31, 2011, the contractual maturities of investments held were less than one year. The Company did not sell any of its investments prior to maturity during the three months ended March 31, 2012 or March 31, 2011.

Note 5. Inventories

The components of inventories are as follows (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$11	$10
Work-in-process	23	591
Finished goods	12	53

Total	$46	$654

As a result of the Company’s re-organization in March 2012 which resulted in a significant reduction of its expected revenue for United States Qutenza sales, the Company recorded a write-down of inventory of $0.6 million in the three months ended March 31, 2012. This inventory write-down relates primarily to supplies of the active pharmaceutical ingredient which may be utilized in development activities for NGX-1998 or other purposes, including potential sale to Astellas for manufacture of Qutenza for their territory.

Note 6. Fair Value Measurements

The Company discloses its cash and short term investments under a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

The following table summarizes the valuation of the Company’s financial instruments that were determined by using the following inputs as of March 31, 2012 and December 31, 2011 (in thousands):

As of March 31, 2012:	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Components of cash equivalents and short-term investments:
Money market funds	$7,340	$—	$—	$7,340
Government sponsored enterprise debt securities	—	19,678	—	19,678

Total financial assets	$7,340	$19,678	$—	27,018

Operating cash				380

Total cash and cash equivalents				$27,398

As of December 31, 2011:	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Components of cash equivalents and short-term investments:
Money market funds	$3,855	$—	$—	$3,855
U.S. Treasury securities	—	6,500	—	6,500
Government sponsored enterprise debt securities	—	23,901	—	23,901

Total financial assets	$3,855	$30,401	$—	34,256

Operating cash				53

Total cash and cash equivalents				$34,309

The Level 2 assets are valued using quoted market prices for similar instruments.

In addition to Level 1 and Level 2 assets held by the Company at March 31 2012, the Company measures its contingent put option liability related to the loan agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) (see Note 8), utilizing Level 3 measurements. The fair value of the contingent put option of $0.1 million was determined by evaluating multiple potential outcomes of an event of default, including a change of control, using an income approach and discounting the values back to March 31, 2012.

Note 7. Stockholders’ Equity

Common Stock

On February 3, 2012, the Company completed a private placement of its common stock under a Securities Purchase Agreement, dated as of January 31, 2012, by and among the Company and the Purchasers (as defined therein), pursuant to which the Company issued shares of common stock for an aggregate purchase price of $3.0 million, at a per share price of $1.01. The price of each share of common stock is based on the January 31, 2012 consolidated closing bid price of the Company’s common stock on the NASDAQ Global Market of $1.01 per share. The net proceeds to the Company, after deducting expenses of $0.1 million, were $2.9 million. The total number of shares of common stock issued in connection with the transaction was 2,969,685.

2007 Stock Plan

The Company’s 2007 Stock Plan provides for the grant of incentive stock options by the Company’s board of directors to employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to its employees, directors and consultants.

During the three months ended March 31, 2012, the Company granted options, other than the market-based grants described in the next paragraph, to purchase a total of 1,963,200 shares of the Company’s common stock to employees, officers and members of the Company’s board of directors with a fair value of $0.9 million, which is expected to be amortized through 2016. In addition, during the three months ended March 31, 2012, 349,500 restricted stock units were granted to the Company’s employees with a grant dated fair value of $0.3 million which is being amortized over the vesting period.

On March 5, 2012, the Company’s board of directors committed to a restructuring plan whereby the Company reduced its workforce by 43 individuals. A portion of the severance given included a full acceleration of vesting on the affected employees’ restricted stock units (“RSUs”) and an extension of the exercise period for vested stock options. The expense for the acceleration of RSUs and extension of vesting period was approximately $0.1 million. See Note 10 for further discussion.

2011 Inducement Stock Plan

On September 20, 2011, the Company’s board of directors adopted the 2011 Inducement Stock Plan (the “Inducement Plan”). The purposes of the Inducement Plan are to provide a material inducement for the best available individuals to enter into the employment of the Company and thereby to promote the success of the Company’s business. The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares by the Company’s board of directors to its employees. The term of the Inducement Plan is ten years from the date adopted by the board of directors.

The Company’s independent compensation committee has the authority to determine the terms of the awards, including exercise price, the number of shares subject to each such award, individuals to whom awards may be granted, the exercisability of the awards and consideration payable upon exercise. Upon adoption of the plan, the Company reserved 1,000,000 shares of its common stock for issuance under the Inducement Plan. In connection with the hiring of the Company’s new Chief Executive Officer on January 2, 2012, the Company issued 600,000 shares under the Inducement Plan. At March 31, 2012, 400,000 shares remain available for grant under the Inducement Plan.

Stock-Based Compensation Expense

The Company recognizes stock-based compensation expense for all share-based payments. Stock-based compensation expense for awards made to employees and directors is measured at the date of grant, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period. The Company has elected to use the Black-Scholes option valuation model to estimate the fair value of stock options for all options granted except for the market-based stock options granted in February 2011. The Company used the Monte Carlo valuation method to estimate the fair value of market-based stock options.

The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to employees and members of the board of directors, excluding market-based stock option grants, and the assumptions used to compute stock-based compensation expense for the Company’s Employee Stock Purchase Plan (“ESPP”) for the three months ended March 31, 2012 and 2011 using the Black-Scholes valuation model:

	Three Months Ended March 31,
	2012	2011
Stock Options
Expected dividend yield	0%	0%
Expected volatility	74%	66%
Expected life (in years)	6.0	6.0
Risk-free interest rate	1.1%	2.5%

ESPP
Expected dividend yield	0%	0%
Expected volatility	58 – 74%	55 – 58%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	0.1 – 0.2%	0.2 – 0.4%

Non-cash stock-based compensation expense included in operating expenses for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$109	$203
Selling, general and administrative	531	375
	$640	$578

In connection with the above mentioned restructuring plan in March 2012, the Company recorded a non-cash stock-based compensation charge of $0.2 million related to modifications to the impacted employees’ equity awards.

Note 8. Long-Term Obligations

The following table summarizes the carrying amount of the Company’s borrowings under various long-term obligations (in thousands):

	March 31, 2012	December 31, 2011
Cowen Financing Agreement	$55,608	$53,344
Hercules Technology Growth Capital, Inc. – Term loan	14,395	14,231

Total	70,003	67,575
Less: Long-term obligations – current portion	6,740	4,829

Long-term obligations	$63,263	$62,746

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

The upfront cash receipt of $40.0 million less a discount of $0.5 million in cost reimbursements paid to Cowen was recorded in long-term obligations at issuance. The Company is accreting the discount to interest expense over the term of the related debt. The carrying value of the long-term obligation at March 31, 2012, including accrued interest of $16.0 million, is $55.6 million. The carrying value of the long-term obligation at December 31, 2011, including accrued interest of $13.8 million, was $53.3 million. The Company received $0.3 million and $0.2 million of royalty payments from Astellas in the three months ended March 31, 2012 and 2011, respectively, and consistent with the provisions of the arrangement, the Company paid that amount to Cowen as a reduction of the obligation.

The best estimate of future payments, the timing of which determines the short- and long-term classification of the obligation under the Financing Agreement, was based upon estimates of royalties due from Astellas over the term of the agreement and returning to Cowen an internal rate of return of 19% through Revenue Interest payments. The accrued interest on the long-term debt obligations is presented on the condensed consolidated balance sheets as of March 31, 2012 in two components, the long-term obligations—current portion, which totals $3.0 million and the remaining $13.0 million included in long-term obligations. At December 31, 2011, the long-term obligations—current portion was $2.5 million of accrued interest and the remaining $11.3 million of accrued interest was included in long-term obligations. The Company recorded interest expense of $2.6 million and $2.2 million during the three months ended March 31, 2012 and 2011, respectively.

The Company capitalized $0.3 million of debt issuance costs related to the agreement which are being amortized over the term. At both March 31, 2012 and December 31, 2011, the unamortized debt issuance cost was $0.3 million, and is included in prepaid expenses and other current assets and other assets on the Company’s condensed consolidated balance sheets.

The estimated fair value of the Cowen Borrowed Amount at March 31, 2012 and December 31, 2011 was $46.8 million and $43.6 million, respectively, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using the income method of valuation. The key assumptions required for the calculation were an estimate of the amount and timing of future royalty revenues to be received from Astellas and an estimated cost of capital. Management’s estimate of the future royalty revenues to be received from Astellas is subject to significant variability due to the state of the product launch, regulatory processes still to be conducted for significant portions of the Astellas territory and the extended time period associated with the Cowen Financing Agreement.

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

The loan agreement also contains customary negative covenants and is subject to customary events of default, such as a failure to make a scheduled principal or interest payment, insolvency, and breaches of covenants under loan agreement and agreements and instruments entered into in connection with the loan agreement, including covenants in the Hercules warrant. Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the loan, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $0.6 million. This option is considered a contingent default provision liability as the holder of the loan may exercise the option in the event of default and, is a derivative which must be bifurcated and valued separately in the Company’s financial statements. As of March 31, 2012, the estimated fair value of the contingent put option upon an event of default liability was $0.1 million which was determined by evaluating multiple potential outcomes of an event of default, including a change of control, using an income approach and discounting the values back to March 31, 2012. As of March 31, 2012, the contingent put option liability is included in other long-term liabilities on the condensed consolidated balance sheet. The contingent put option liability will be revalued at the end of each reporting period and any change in the fair value will be recognized in the statements of operations.

In connection with the entry of the Company into the loan agreement, Hercules was issued a warrant for 791,667 shares of the Company’s common stock (the Hercules Warrant). The warrant has a term of five years, contains a net-exercise provision, and has an exercise price of $1.80 per share. In March 2012, the Company entered into an amendment to the Hercules Warrant in which it amended the covenant with respect to the requirement to maintain its listing on the NASDAQ Global Market to allow for the NASDAQ Capital Market and certain over-the-counter markets to be permissible alternative markets on which the Company can list its shares of common stock. Under the terms of the amendment, the number of shares underlying the warrant was increased to 1,950,000 and the exercise price per share of common stock was reduced to $0.50. The fair value of the warrants originally issued was approximately $1.1 million based on a Black-Scholes valuation model; $0.8 million of which was attributable to the warrants issued in connection with the term loan, and $0.3 million of which was attributable to warrants issued in connection with the accounts receivable line. Under the Black-Scholes option pricing model, the value of the amended warrant did not result in incremental value. The fair value of the warrants issued in connection with the term loan resulted in a debt discount, which is being amortized to interest expense over the life of the loan using the effective interest method. The fair value of the warrants issued in connection with the accounts receivable line was recorded in prepaid and other current assets and other assets, respectively. The Company will amortize these assets on a straight-line basis over the initial term of the accounts receivable line that ends December 31, 2012. The Company also paid $0.4 million in issuance costs which were allocated to the term loan and accounts receivable line and accounted for consistent with the warrants as described above. The recorded value of the term loan is $13.8 million after deducting expenses of $0.3 million paid to Hercules, $0.8 million for the value of the warrants allocated to the term loan and $0.1 million for the value ascribed to the default provision of the agreement. The estimated fair value of the Hercules term loan and the default provision was $14.6 million and $0.1 million, respectively, at March 31, 2012 and the liabilities were measured at fair value using Level 3 inputs. The estimated fair market value was calculated using the income method of valuation. The key assumptions required for the calculation were an estimate of the amount and timing of future payments to Hercules.

The Company had $1.0 million available for draw-down on the accounts receivable line at March 31, 2012 based upon a percentage of the then eligible account receivables of the Company. The Company has not drawn any funds from the accounts receivable line and in May 2012, the Company initiated the process to terminate the facility.

Note 9. Commitments and Contingencies

The Company has issued non-cancellable purchase orders to third-party manufacturers of Qutenza and NGX-1998 for manufacturing, stability and related services including reimbursable amounts from Astellas for the supply of Qutenza based on the Astellas Agreement. These purchase orders totaled $1.6 million as of March 31, 2012 and included $1.1 million for stability and related services, $0.2 million related to Qutenza product manufacturing costs for the U.S. market and NGX-1998 clinical supply development cost, along with $0.3 million of commitments related to supply of Qutenza to Astellas. The Company will record these amounts in its financial statements when title to the applicable materials has transferred to the Company.

The Company is subject to various legal disputes that arise in the normal course of business. These include or may include employment matters, contract disputes, intellectual property matters, product liability actions, and other matters. The Company does not know whether it would prevail in these matters nor can it be assured that a remedy could be reached on commercially viable terms, if at all. Based on currently available information, the Company does not believe that any of these disputes will have a material adverse impact on its business, results of operations, liquidity or financial position.

Note 10. Restructuring

On March 5, 2012, the Company’s board of directors committed to a restructuring plan whereby the Company reduced its workforce by 43 individuals. The restructuring plan was approved in connection with the Company’s plan to focus its resources on its NGX-1998 development program. The Company communicated the plan to the impacted employees on March 7, 2012 with the expectation that the restructuring would be effective and completed on or about such date. The Company recorded a cash charge for severance and other payroll related termination costs of $1.4 million in the three months ended March 31, 2012. The Company also recorded an additional non-cash charge of $0.8 million related to inventory and capital equipment write-downs, as well as stock compensation charges for modifications to the impacted employees’ equity awards under the 2000 Stock Incentive Plan and 2007 Stock Plan. As of March 31, 2012, $0.3 million of severance and other payroll related termination costs remained accrued.

Note 11. Subsequent Events

On April 3, 2012, the Company entered into a Settlement, Release and Patent Assignment Agreement with two individuals (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Company obtained from these individuals certain releases and covenants not to sue and an assignment of certain intellectual property, including certain intellectual property relating to the Company’s Qutenza product. In exchange, the Settlement Agreement provides for these individuals to each receive (i) an initial cash payment of $300,000, (ii) potential additional cash payments of up to an individual aggregate of $450,000 in the event the Company achieves certain annual sales milestones for Qutenza and (iii) certain royalties on net sales of products utilizing intellectual property licensed by the Company under the U.C. License Agreement. Additionally, pursuant to the terms of the Settlement Agreement, these individuals have each been granted, pursuant to the terms of the Company’s 2007 Stock Plan, as amended, a restricted stock purchase award for 75,000 shares of common stock of the Company that they may elect to purchase within five years of the date of the Agreement. The purchase price for such shares was set at $0.3904 per share.

In connection with the entry by the Company into the Settlement Agreement, the Company and the UC also entered into Amendment Number Four to Exclusive License Agreement on April 3, 2012 (the “UC Amendment”). Under the terms of the UC Amendment, the U.C. License Agreement was amended to provide for the Company the right to offset 50% of the cash and royalty payments to be paid by the Company to these individuals under the Settlement Agreement against amounts the Company would otherwise be obligated to pay to the UC under the U.C. License Agreement.

Maritime Asset Management, LLC on Behalf of Itself and All Others Similarly Situated v. NeurogesX, Inc., Anthony A. DiTonno, Stephen F. Ghiglieri and Jeffrey K. Tobias, M.D.

On April 23, 2012, the Company received a copy of a complaint filed by Maritime Asset Management, LLC with the United States District Court Southern District of New York against the Company and the current and former executive officers listed above. The complaint alleges, among other things, violations of Section 10(b), Section 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934 (the “Exchange Act”), breach of contract, fraud and aiding and abetting arising out of disclosures made prior to the departure of the Company’s former Chief Medical Officer and Executive Vice President of Research and Development, Dr. Jeffrey K. Tobias. The challenged disclosures were made in connection with the Company’s July 26, 2011 private placement of common stock and common stock warrants and the Company’s periodic reports filed pursuant to the Exchange Act from May 9, 2011 through September 27, 2011. The complaint states that the plaintiff is seeking monetary damages, but no amounts are specified. The Company’s Board of Directors and management believe the claims are without merit and intend to vigorously defend against the action. Based on currently available information, the Company is unable to estimate whether or not the complaint will ultimately have an adverse impact to its financial results.

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

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•

anticipated development of NGX-1998, including plans and timing with respect to an End of Phase 2 meeting with the U.S. Food and Drug Administration, or FDA and the potential entry of such product candidate into Phase 3 clinical trials;

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

•	expectations with respect to potential entry into commercial strategic partnerships for Qutenza and potential entry into development and commercial strategic partnerships for NGX-1998;

•	maintenance of availability of Qutenza in the marketplace;

•	expectations with respect to revenues for Qutenza as a result of our restructuring of commercial operations;

•	sufficiency of existing resources to fund our operations into 2013;

•	capital requirements and our needs for additional financing including the potential forms such financing may take, including our needs for additional financing to fund development of NGX-1998;

•	anticipated development of other potential product candidates;

•	losses, costs, expenses, expenditures and cash flows:

•	potential competitors and competitive products;

•	future payments under lease obligations and equipment financing lines;

•	patents and our and others’ intellectual property; and

•	expected future sources of revenue and capital.

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

•

unexpected adverse side effects or inadequate therapeutic efficacy of our product candidates, including NGX-1998 and Qutenza, could slow or prevent product approval or approval for particular indications (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials, and the difficulties associated with clinical trials for pain indications);

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

Our most advanced drug candidate is NGX-1998. NGX-1998 is a topical liquid formulation of high concentration capsaicin that we are developing to treat neuropathic pain conditions. In November 2011, we announced positive top-line results from our Phase 2 clinical study of NGX-1998, in patients with PHN. The 12-week, multicenter, randomized, double-blinded, placebo-controlled clinical trial met its protocol-specified objectives, which include the primary endpoint of a percentage change from baseline as compared to placebo in a patient-reported numeric pain rating scale, score during weeks two through eight of the trial. We believe that the Phase 2 data support moving forward to a NGX-1998 Phase 3 clinical trial. We are scheduled to have an End-of-Phase 2 meeting with the FDA in the third quarter of 2012. We are presently examining a range of potential indications for NGX-1998, including but not limited to PHN, HIV associated peripheral neuropathy, or HIV-PN, painful diabetic neuropathy, or PDN, Chemotherapy-induced peripheral neuropathy, and post-traumatic (e.g. surgical) pain. Our decision as to which indications to pursue in Phase 3 clinical trials is expected to be based on a number of criteria including, but not limited to, our assessments of probability of clinical development success, market size and potential regulatory pathways to possible approval.

We believe that NGX-1998 has the potential to represent a significant improvement over Qutenza. To date, the clinical data suggests that NGX-1998 does not require pre-treatment with a topical anesthetic and administration of NGX-1998 for five minutes may provide a similar response to that experienced with Qutenza after a 60-minute application, that is, that a patient may experience meaningful pain relief for up to 12 weeks from that single five minute application. As a result, we believe that NGX-1998 has the potential to be more readily accepted by physicians and may also demonstrate efficacy in a number of neuropathic pain conditions. Additionally, we believe that the liquid formulation represents a more versatile delivery model which is well suited for treating hard to reach places on the body. Further, we believe that our experience in conducting clinical trials with capsaicin and the approval of Qutenza may benefit our efforts to obtain clinical success for NGX-1998. Finally, in April 2011, NGX-1998 was granted patent protection under a patent entitled “Methods and Compositions for Administration of TRPV1 Agonists.” The allowed claims include method of use, formulation and system claims. The patent, including the Patent Term Adjustment, expires in 2027. In February 2012, we received a notice of allowance from the Japanese Patent Office for a patent that covers NGX-1998 with a set of claims that are similar to those issued in the United States. A similar patent application is also under review in the European Union.

In March 2012, we decided to focus our resources on the preparation for advancing NGX-1998 into a Phase 3 clinical trial, as a result of the opportunity we believe exists with NGX-1998. To do so, we significantly restructured our operations, including eliminating most of sales and marketing expenditures in support of Qutenza, while continuing to maintain product availability of Qutenza for patients and physicians. While we believe a market opportunity exists for Qutenza, we believe that the resources required to attain that potential are better utilized to speed the development of NGX-1998. We are evaluating a number of alternative commercialization strategies which include the potential to license Qutenza to a commercialization partner in the United States and in other territories of the world outside of the territory addressed by Astellas.

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

The Astellas Agreement, described below, provides Astellas an option to exclusively license NGX-1998 in the Licensed Territory. If Astellas was to exercise its option, they would collaborate with us on the Phase 3 clinical trials and share equally in certain of Phase 3 development costs that benefit the regulatory process in their territory. We are also exploring the possibility of a strategic alliance for development and commercialization of NGX-1998 in the United States and potentially, other world markets.

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

To date, we have not generated any significant product revenue and have funded our operations primarily by selling equity securities, establishing debt facilities and through the Astellas Agreement. Our accumulated deficit as of March 31, 2012 was $317.2 million. We had cash, cash equivalents and short-term investments totaling $27.4 million at March 31, 2012 and during the three months ended March 31, 2012, we used cash of $9.8 million in operating activities. We expect to continue to incur annual operating losses for the foreseeable future as we support the continued availability of Qutenza in the United States and work to complete the NGX-1998 development program.

In April 2010, we borrowed $40.0 million from Cowen Royalty, and agreed to repay Cowen Royalty up to $106 million by assigning Cowen Royalty one hundred percent of royalty, milestone, option and other payments that we may receive under the Astellas Agreement until our repayment obligation is satisfied in full.

In August 2011, we entered into a loan agreement with Hercules Technology Growth Capital, Inc., or Hercules, which includes both a $5.0 million accounts receivable line and a $15.0 million term loan. Under the terms of the loan agreement, the $15.0 million term loan is required to be repaid over the course of the 42-month maturity period, which includes a 12-month interest only period at the beginning of the term. In connection with our entry into the loan agreement, we issued to Hercules a warrant for 791,667 shares of our common stock. The warrant has a term of five years, contains a net-exercise provision, and has an exercise price of $1.80 per share. The fair value of the original warrants issued was approximately $1.1 million. In March 2012, we entered into an amendment to the Hercules warrant, in which we amended the covenant with respect to the requirement to maintain our listing on the NASDAQ Global Market to allow for the NASDAQ Capital Market and certain over the counter markets to be permissible alternative markets on which we can list our shares of common stock. Under the terms of the amendment, the number of shares underlying the warrant was increased to 1,950,000 and the exercise price per share of common stock was reduced to $0.50. Under the Black-Scholes option pricing model, the value of the amended warrant did not result in incremental value. The loan agreement also contains customary negative covenants and is subject to customary events of default, such as a failure to make a scheduled principal or interest payment, insolvency, and breaches of covenants under loan agreement and agreements and instruments entered into in connection with the loan agreement, including covenants in the Hercules warrant.

In February 2012, we completed a private placement of our common stock under a Securities Purchase Agreement pursuant to which we issued shares of common stock for an aggregate purchase price of approximately $3.0 million, at a per share price of $1.01. The price of each share of common stock is based on the January 31, 2012 consolidated closing bid price of our common stock on the NASDAQ Global Market of $1.01 per share. The total number of shares of common stock issued in connection with the transaction is 2,969,685. The net proceeds to us, after deducting expenses of $0.1 million, were approximately $2.9 million.

We received a notice of market capitalization insufficiency from the NASDAQ Global Market on October 18, 2011 as our market value of listed shares had remained below the $50 million minimum listing requirement for more than 30 consecutive business days. On January 27, 2012, we received a notice of share price deficiency as the bid price of our shares of common stock had remained below the $1.00 minimum listing requirement for more than 30 consecutive business days. Each of these notices provide a 180 calendar day grace period during which time we may regain compliance with the minimum listing requirement by attaining the applicable minimum requirement for 10 consecutive business days. On May 3, 2012, we received a notice of market value of publicly held shares insufficiency as the market value of shares held by non-affiliates remained below the $15 million minimum listing requirement for more than 30 consecutive business days. The grace period to regain compliance with the minimum market value of listed securities requirement expired on April 16, 2012, the grace period to regain compliance with the minimum bid price requirement expires on July 28, 2012 and the grace period to regain compliance with the market value of publicly held shares requirement expires on October 30, 2012. With respect to the notice regarding market capitalization insufficiency, we did not regain compliance with such listing standard by the end of the grace period, and have requested a hearing with NASDAQ. In connection with the hearing, we have submitted a plan for regaining compliance with the applicable minimum listing requirement and are seeking an extension of the grace period during which we would seek to execute such plan. During the pendency of the hearing process, our delisting will be delayed, however, we cannot be assured that we will otherwise be granted any additional time to regain compliance as a result of the hearing process. If we have not regained compliance with the other listing standards with respect to which we have received notices by the end of their respective grace periods, we will similarly receive a delisting determination letters with respect to such standards, and may be able to avail ourselves of access to a hearing on such determinations in a similar manner as our currently pending hearing with NASDAQ. If we are de-listed from the NASDAQ Global Market, we may have the opportunity to apply for and potentially obtain a listing of our common stock on the NASDAQ Capital Market, subject to our meeting the continued listing requirements of such market. However, we currently do not meet the continued listing requirements for that exchange. If we are ineligible for listing on the NASDAQ Capital Market, we may seek listing on the OTC Bulletin Board or other over-the-counter market.

We anticipate that our existing cash will be sufficient to meet our projected operating requirements into 2013.

Maritime Asset Management, LLC on Behalf of Itself and All Others Similarly Situated v. NeurogesX, Inc., Anthony A. DiTonno, Stephen F. Ghiglieri and Jeffrey K. Tobias, M.D.

On April 23, 2012, we received a copy of a complaint filed by Maritime Asset Management, LLC with the United States District Court Southern District of New York against us and the current and former executive officers listed above. The complaint alleges, among other things, violations of Section 10(b), Section 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, breach of contract, fraud and aiding and abetting arising out of disclosures made prior to the departure of our former Chief Medical Officer and Executive Vice President of Research and Development, Dr. Jeffrey K. Tobias. The challenged disclosures were made in connection with our July 26, 2011 private placement of common stock and common stock warrants and our periodic reports filed pursuant to the Exchange Act from May 9, 2011 through September 27, 2011. The complaint states that the plaintiff is seeking monetary damages, but no amounts are specified. Our board of directors and management believe the claims are without merit and intend to vigorously defend against the action.

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

Revenue Recognition

Effective January 1, 2011, we adopted the provisions of Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which is included within the Codification as Revenue Recognition-Multiple Element Arrangements, on a prospective basis. Under the provisions of ASU 2009-13, we no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting, and the use of the residual method has been eliminated. We instead use a selling price hierarchy for determining the selling price of a deliverable, which is used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. As of March 31, 2012, we had not applied the provisions of ASU 2009-13 to any of our revenue arrangements as we had not entered into any new, or materially modified any of our existing, revenue arrangements since our adoption of ASU 2009-13. Therefore, there was no material impact on our financial position or results of operations from adopting ASU 2009-13. However, the provisions of ASU 2009-13 could have a material impact on the revenue recognized from any collaboration agreements that we enter into, or materially modify, in future periods.

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

We had gross shipments to our distributor customers of $0.9 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. The application of the above revenue recognition policy resulted in the recognition of net product revenue of $0.8 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. Our gross shipments are reduced for chargebacks, certain fees paid to distributors and product sales allowances including rebates to qualifying federal and state government programs. At March 31, 2012, net deferred product revenue totaled $1.1 million.

Revenue from the Astellas Agreement

In June 2009, we entered into the Astellas Agreement which provides for an exclusive license by us to Astellas for the promotion, distribution and marketing of Qutenza in the Licensed Territory, an option to license NGX-1998, in the Licensed Territory, participation on a joint steering committee and, through a related supply agreement entered into with Astellas supply of product until direct supply arrangements between Astellas and third-party manufacturers are established, some of which we anticipate to occur in 2012. Revenue under this arrangement includes upfront non-refundable fees and may also include additional option payments for the development of and license to NGX-1998, milestone payments upon achievement of certain product sales levels and royalties on product sales.

On January 1, 2011, we adopted ASU No. 2009-13, Multiple Deliverable Revenue Arrangements. This update amends the guidance on accounting for arrangements with multiple deliverables to require that each deliverable be evaluated to determine whether it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has stand-alone value to the customer. This update also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, or VSOE, if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. We may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and the estimated selling price of identified units of accounting for new agreements.

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

At the inception of the Astellas Agreement, the upfront license fees were subject to a refund right, which expired upon transfer of our marketing authorization, or MA, for Qutenza in the European Union to Astellas. In September 2009, the transfer of the MA to Astellas was completed and, therefore, the upfront license fees became non-refundable and revenue recognition of the upfront license fees commenced.

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

We recognize revenue net of related costs for collaboration supplies sold to Astellas upon the product being delivered to Astellas. The revenue and related costs of the product supplied to Astellas are included in collaboration revenue. Prior to delivery to Astellas, the costs accumulated for the manufacturing of the collaboration supplies are included as prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

We estimate the fair value of stock options and restricted stock units granted using the Black-Scholes valuation model and the assumptions used shown in Note 7 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In addition the fair value of certain stock options is measured by utilizing a Monte Carlo simulation model. Significant judgment is required on the part of management in determining the proper assumptions used in these models. The assumptions used in the Black-Scholes option valuation model include the risk free interest rate, expected term, expected volatility and expected dividend yield. We base our assumptions on historical data when available or when not available, on a peer group of companies. However, these assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore subject to management’s judgment. See Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report for further discussion.

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

Long-Term Obligations

On April 30, 2010, the Company entered into a financing agreement with Cowen Royalty, or the Financing Agreement. Under the terms of the Financing Agreement, we borrowed $40 million from Cowen Royalty, or the Borrowed Amount, and we agreed to repay such Borrowed Amount together with a return to Cowen Royalty, out of royalty, milestone, option and certain other payments, collectively, the Revenue Interest, that we may receive under the Astellas Agreement.

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

In August 2011, we entered into a loan agreement with Hercules which includes both a $5.0 million accounts receivable line and a $15.0 million term loan. Under the terms of the loan agreement, the $15.0 million term loan is required to be repaid over the course of the 42-month maturity period, which includes a 12-month interest only period at the beginning of the term. Principal payments are scheduled to commence in September 2012. Interest on the term loan has a minimum rate of 9.5%, which can increase based on fluctuations in the prime rate. The $5.0 million accounts receivable line is a revolving line that is available until December 31, 2012 and then is renewable by Hercules each year thereafter. Under the terms of the loan agreement with Hercules and the warrant as originally issued on August 5, 2011, if our shares of common stock were delisted from the NASDAQ Global Market, as may occur pursuant to the market value of listed shares and bid price delinquency notices we received from NASDAQ, such an event would trigger an event under the loan agreement. As a result, in March 2012, we entered into an amendment to the Hercules warrant, in which we amended the covenant with respect to the requirement to maintain our listing on the NASDAQ Global Market to allow for the NASDAQ Capital Market and certain over-the-counter markets to be permissible alternative markets on which we can list our shares of common stock. Under the terms of the amendment, the number of shares underlying the warrant was increased to 1,950,000 and the exercise price per share of common stock was reduced to $0.50.

We are also required to make assumptions for the calculation of the estimated fair market value of the Long-term obligation disclosed in the footnotes to our financial statements. The key assumptions required for the estimated fair market value calculation are estimates of the amounts and timing of the future royalty revenues and other payments to be received from Astellas, the amount and timing of payments to Cowen Royalty to repay the Borrowed Amount, the timing of payment to Hercules and an estimated cost of capital.

The estimate of the future royalty revenues and other payments to be received from Astellas is subject to significant variability due to the recent product launch and regulatory process still to be conducted for significant portions of the Astellas territory and thus are subject to significant uncertainty (see further discussion of this Long-term obligation under Liquidity and Capital Resources).

Results of Operations

In November 2009, we received marketing approval from the FDA for Qutenza for the management of neuropathic pain associated with PHN. In April 2010, we launched Qutenza in the United States. In March 2012, we implemented a restructuring plan to focus our resources on the development of NGX-1998, which resulted in the elimination of our internal sales force. See Note 10 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report for further discussion. We continue to support the established distribution network to allow healthcare providers to access Qutenza through specialty distributors and specialty pharmacies. However, as we have eliminated direct promotion of Qutenza, revenues from US product sales for Qutenza may decline in future quarters.

We commenced recording collaboration revenue for the upfront payments from Astellas in 2009, when the upfront payment of $48.8 million received from Astellas became nonrefundable as a result of our transfer of the Qutenza MA to Astellas. We recognized $1.8 million of the upfront payment as revenue in each of the first quarters of 2012 and 2011. As of March 31, 2012, we have $30.6 million remaining in deferred collaboration revenue which will be recognized on a straight-line basis over the remaining service period of the joint steering committee, which we estimate will expire in June 2016. Under our Supply Agreement with Astellas, we are obligated to supply product, at a contractual price which approximates our cost, until such time as Astellas establishes its own supply relationship.

As of March 31, 2012, Astellas has made Qutenza commercially available in 21 European countries and Astellas has informed us that it is continuing its focus on intensive site training on a country by country basis. We believe that Astellas plans to expand Qutenza availability in the European Union and seek regulatory approvals in certain countries in the remainder of the Licensed Territory in 2012.

Cost of goods sold includes the cost of products sold, costs associated with services provided by our third-party logistics partner for managing the shipping, billing and other administrative functions associated with the distribution channel, estimated inventory obsolescence charges and also includes royalty obligations due to our intellectual property licensors, the University of California, or UC, and LTS Lohmann Therapie-Systeme AG, or LTS. We recognize costs associated with our third-party logistics provider in the period in which those costs are incurred, however, costs to manufacture product and royalty obligations due to third parties are deferred and recognized in the period in which the associated revenue is recognized. Costs associated with the manufacture of Qutenza prior to regulatory approval were previously expensed in the period in which those costs were incurred. We believe that the effect on cost of goods sold of previously expensed materials prior to approval is immaterial, as compared to what cost of goods sold would have been if such costs were expensed in the period that the product was sold.

Our research and development expenses consist of internal and external costs. Our internal costs are primarily employee salaries and benefits, contract employee expense, non-cash stock-based compensation expense, allocated facility and other overhead costs. Our external costs are primarily expenses related to the development of product candidates, including formulation development, manufacturing process development, non-clinical studies, clinical trial costs, such as the cost of clinical research organizations and clinical investigators, milestone payments to our licensors in connection with the use of certain intellectual property, and costs associated with preparation and filing of regulatory submissions. Additionally, external and internal costs related to manufacturing and quality assurance activities for production batches of our active pharmaceutical ingredient, patches and cleansing gel, which are destined for commercial sale in the United States, were recorded to research and development expense if purchase of such components occurred prior to FDA approval.

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

The following table reflects the distribution of our research and development costs by development program for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	Qutenza	NGX-1998	Acetaminophen Prodrug and Opioid Prodrug	Unallocated Internal Costs	Total
2012	$1,165	$1,520	$5	$243	$2,933

2011	1,449	2,198	47	263	3,957

The process of conducting pre-clinical testing and clinical trials necessary to obtain marketing approvals in the United States and other regions is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, patient enrollment, manufacturing capabilities, successful clinical results, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when or to what extent we will generate revenues from commercialization and sale of any of our unapproved product candidates. In November 2011, we reported the top line results of our Phase 2 clinical study of NGX-1998, our most advanced product candidate, in patients with PHN. The clinical trial met its protocol-specific objectives, which include the primary endpoint of a percentage change from baseline versus placebo in a patient-reported numeric pain rating scale. Costs to complete development of NGX-1998 could be significant. We intend to seek a partner to aid in the continued development and commercialization of NGX-1998 in the United States and other markets of the world not already partnered. Pursuant to the Astellas Agreement, Astellas has an option to license NGX-1998 in the Licensed Territory, and if they were to exercise the option, the Astellas Agreement provides for Astellas to be responsible for 50% of the costs incurred for Phase 3 clinical development. If we do not obtain regulatory approval for NGX-1998 or our other product candidates, or for other indications for Qutenza, our ability to achieve additional revenue, our operating results, and our financial position will be adversely affected.

Our selling, general and administrative expenses consist primarily of salaries and benefits, including those of our sales, marketing, commercial operations and administrative functions, such as finance, human resources, legal, medical affairs and information technology. Additionally, selling, general and administrative expenses include marketing expenses, commercialization costs, pharmacovigilance costs, costs associated with our status as a public company and patent costs. In addition, general and administrative expenses include allocated facility, basic operational and support costs and insurance costs.

Comparison of the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2012	2011	$	%
Product revenue	$831	$575	$256	45%
Collaboration revenue	2,142	2,595	(453)	-17%
Cost of goods sold	681	108	573	531%
Research and development expenses	2,933	3,957	(1,024)	-26%
Selling, general and administrative expenses	7,263	10,282	(3,019)	-29%
Interest income	12	27	(15)	-56%
Interest expense and other	(3,280)	(2,213)	(1,067)	48%

Product Revenue. Due to limited history of product returns and cash collections from our customers (specialty distributors and specialty pharmacies), we recognize revenue for Qutenza at the later of the time our customers ship product to healthcare professionals and cash collections received by us from our customers. We recorded gross shipments of Qutenza to our distributor customers totaling $0.9 million and $0.6 million in the three months ended March 31, 2012 and 2011, respectively. Based on our revenue recognition methodology, we recognized $0.8 million and $0.6 million as Qutenza revenue, respectively, in the three months ended March 31, 2012 and 2011. We have deferred product revenue of $1.1 million at March 31, 2012, which is reported net of associated cost of goods sold of $0.1 million in our condensed consolidated balance sheet as of March 31, 2012.

Collaboration Revenue. Collaboration revenue of $2.1 million recorded in the three months ended March 31, 2012 consisted of $1.8 million of the amortization of upfront payments received pursuant to the Astellas Agreement and $0.3 million in royalty income. Collaboration revenue of $2.6 million recorded in the three months ended March 31, 2011 consisted of $1.8 million of the amortization of upfront payments received pursuant to the Astellas Agreement, $0.6 million of Collaboration revenue under our Supply Agreement with Astellas and $0.2 million in royalty income. Under our Supply Agreement with Astellas, we are obligated to supply product, at a contractually agreed upon cost for materials and our related labor and overhead, until such time as Astellas establishes its own supply relationship with suppliers.

Cost of goods sold. Cost of goods sold were $0.7 million for the three months ended March 31, 2012. Cost of goods sold included $0.1 million for the cost of the finished goods sold that were recognized as revenue in the three months ended March 31, 2012 and a charge of $0.6 million for Qutenza patches which we do not expect to sell prior to their expiration date. Our expectation of future U.S. Qutenza product revenue is that it may decline over the coming months as a result of our decision to curtail our investment in marketing and sales activity. As a result, gross margins will likely decrease as the fixed costs component of cost of goods sold has a more significant impact on overall gross margins.

Research and Development expenses. Research and development expenses were $2.9 million for the three months ended March 31, 2012, a decrease of $1.0 million, or 26%, compared to $4.0 million for the three months ended March 31, 2011. The decrease was primarily related to lower clinical trial costs of $0.7 million and decreased headcount related expenses of $0.3 million related to the restructuring plans implemented in March 2012 and October 2011.

Selling, General and Administrative expenses. Selling, general and administrative expenses were $7.3 million for the three months ended March 31, 2012, a decrease of $3.0 million, or 29%, compared to $10.3 million for the three months ended March 31, 2011. This decrease was related to reduced marketing activities, materials and contracted services. These amounts were partially offset by higher employee costs that included severance costs of $1.2 million related to the March 2012 restructuring.

Interest expense. Interest expense was $3.2 million for the three months ended March 31, 2012, as compared to $2.2 million for the three months ended March 31, 2011. This increase was primarily due to interest on the $40 million long-term obligation related to the Financing Agreement entered into with Cowen Royalty in April 2010 and the loan agreement entered into with Hercules in August 2011. Interest expense on the Financing Agreement continues to accrue at 19%.

Liquidity and Capital Resources

Since our inception through March 31, 2012, we have funded our operations primarily by selling equity securities, establishing debt facilities and through a collaboration agreement with Astellas. In April 2010, we borrowed $40.0 million under a Financing

Agreement with Cowen. In July 2011, we completed a private placement under a Securities Purchase Agreement which resulted in net cash proceeds of $18.6 million, after deducting total expenses including placement agent fees and other offering-related expenses. In August 2011, we borrowed $15.0 million under a loan agreement with Hercules. In February 2012, we completed a private placement under a Securities Purchase Agreement which resulted in net cash proceeds of $2.9 million, after deducting offering related expenses.

At March 31, 2012, we had approximately $27.4 million in cash, cash equivalents and short-term investments and working capital of $18.7 million, adjusted to exclude the current portion of non-cash deferred revenue of approximately $8.3 million. Our cash and investment balances are generally held in money market funds and obligations of U.S. government agencies. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to capital preservation and liquidity. Further, to reduce portfolio risk, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. Our investment holdings at March 31, 2012 consisted of $19.7 million in government sponsored enterprise debt securities, and $7.7 million in cash and money market funds.

Net cash used in operating activities was $9.8 million and $11.8 million for the three months ended March 31, 2012 and 2011, respectively. The increase in cash used in operating activities in 2012 as compared to 2011 resulted primarily from a smaller loss in 2012 than in 2011.

Net cash provided by investing activities was $5.4 million and $7.4 million for the three months ended March 31, 2012 and 2011, respectively. Investing activities consisted primarily of the purchase, sale and maturity of marketable securities and to a lesser extent, the purchase of capital equipment.

Net cash provided by financing activities in the three months ended March 31, 2012 and 2011 was $2.9 million and $8,000, respectively.

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

We had $1.0 million available for draw-down on our accounts receivable line at March 31, 2012 based upon a percentage of the then eligible account receivables. We have not drawn any funds from the accounts receivable line and in May 2012, we initiated the process to terminate the facility.

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

To date, we have incurred recurring net losses and negative cash flows from operations, after excluding the upfront cash received from Astellas in 2009. Until we can generate significant cash from our operations, if ever, we expect to continue to fund our operations with existing cash resources, as well as through proceeds from potential additional collaboration agreements, potential royalty monetization transactions, debt facilities or the sale of equity securities. However, we may not be successful in obtaining additional collaboration agreements, in receiving milestone or royalty payments under those agreements, or in obtaining capital from additional equity or debt financings. In addition, we cannot be sure that our existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay or potentially eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect the launch of our product candidates or our ability to continue in business. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. We anticipate that our cash and investments at March 31, 2012 will be sufficient to meet our projected operating requirements into 2013.

Off-balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations

We have issued non-cancellable purchase orders to third-party manufacturers of Qutenza and NGX-1998 for manufacturing, stability and related services including reimbursable amounts from Astellas for the supply of Qutenza based on the Astellas Agreement. These purchase orders totaled $1.6 million as of March 31, 2012 and included $1.1 million for stability and related services, $0.2 million related to Qutenza product manufacturing costs for the U.S. market and NGX-1998 clinical supply development cost, along with $0.3 million of commitments related to supply of Qutenza to Astellas. We plan to record these amounts in our financial statements when title to the applicable materials has transferred to us.

Recently Issued and Adoption of New Accounting Standards

Effective January 1, 2012, we adopted revised guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standards. This guidance eliminates the current option to report other comprehensive income (OCI) and its components in the statement of changes in stockholders’ equity. We adopted this guidance during the first quarter of 2012, which had no impact on our financial position, operations, or cash flows.

In May 2011, the Financial Accounting Standards Board issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased disclosures regarding valuation inputs and investment categorization. The adoption of this new accounting guidance in 2012 did not have a material impact on our financial position, operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our Form 10-K filed for the year ended December 31, 2011.

Foreign Currency Exchange Rate Risk

Our third-party manufacturers including the manufacturer of our active pharmaceutical ingredient, trans-capsaicin, the manufacturer of Qutenza and the manufacturer of our cleansing gel are located in countries outside the United States. As a result, we may experience changes in product supply costs as a result of changes in exchange rates between the U.S. dollar and the local currency where the manufacturing activities occur. In addition, as we supply Astellas with our product components for commercial sale in the European Union and to supply the U.S. market, our exposure to foreign currency exchange rates, primarily the Euro, will increase.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Maritime Asset Management, LLC on Behalf of Itself and All Others Similarly Situated v. NeurogesX, Inc., Anthony A. DiTonno, Stephen F. Ghiglieri and Jeffrey K. Tobias, M.D.

On April 23, 2012, we received a copy of a complaint filed by Maritime Asset Management, LLC with the United States District Court Southern District of New York against us and the current and former executive officers listed above. The complaint alleges, among other things, violations of Section 10(b), Section 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934 (the “Exchange Act”), breach of contract, fraud and aiding and abetting arising out of disclosures made prior to the departure of our former Chief Medical Officer and Executive Vice President of Research and Development, Dr. Jeffrey K. Tobias. The challenged disclosures were made in connection with our July 26, 2011 private placement of common stock and common stock warrants and our periodic reports filed pursuant to the Exchange Act from May 9, 2011 through September 27, 2011. The complaint states that the plaintiff is seeking monetary damages, but no amounts are specified. Our board of directors and management believe the claims are without merit and intend to vigorously defend against the action.

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

Raising additional funds by issuing securities, engaging in debt financings or through licensing arrangements may cause substantial dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity securities as we did in July 2011 and February 2012, our existing stockholders’ ownership may be substantially diluted. Royalty monetization structures may require us to give up or assign certain rights to certain current and future assets. Any debt financing we enter into may involve covenants that restrict our operations or our ability to enter into other funding arrangements. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

Our common stock is currently listed on the NASDAQ Global Market and to maintain our listing we must meet certain financial and other requirements in accordance with the rules of Nasdaq. On October 18, 2011, we received a notification from Nasdaq that we failed to maintain the required minimum market value of listed securities level of $50.0 million for a 30 consecutive business day period. By the April 16, 2012 expiration of our cure period for such non-compliance, we had not met this standard, and Nasdaq issued a delisting determination letter. In connection with the determination letter, we requested a hearing with Nasdaq, have submitted a plan for regaining compliance with the applicable minimum listing requirement and are seeking an extension of the grace period during which we would seek to execute such plan. During the pendency of the hearing process, our delisting will be delayed, however, we cannot be assured that we will otherwise be granted any additional time to regain compliance as a result of the hearing process. On January 27, 2012, we received a notification from Nasdaq that we failed to maintain the required $1.00 minimum bid price for a 30 consecutive business day period. We have until July 28, 2012 to cure this non-compliance by meeting or exceeded such requirement for a minimum of ten consecutive business days. On May 3, 2012, we received a notice of market value of publicly held shares insufficiency as the market value of shares held by non-affiliates remained below the $15 million minimum listing requirement for more than 30 consecutive business days. We have until October 30, 2012 to cure this non-compliance by meeting or exceeding such requirement for a minimum of ten consecutive business days. There can be no assurance that we will receive in our hearing with Nasdaq an additional cure period to come into compliance with the market value of listed securities requirement, be able to cure our other violations by the end of their respective cure periods, be able to transfer to the NASDAQ Capital Market or maintain our listing on either market in the future. Any potential delisting of our common stock would adversely affect the liquidity of our common stock and our ability to raise additional capital.

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

The commercial success of Qutenza or any other product candidates we develop including NGX-1998, if approved, will depend on, among other things, acceptance by healthcare professionals, patients and payers. Market acceptance of, and demand for any products that we develop and commercialize will depend on many factors, including:

•	with respect to Qutenza, healthcare professionals and patients willingness and ability to accommodate the time necessary for each Qutenza treatment;

•	our ability to fund the size and scope of sales and marketing activities necessary to support a product such as Qutenza;

•	the effectiveness of our sales and marketing strategies;

•	the ability to obtain adequate pricing and sufficient insurance and other third-party payer coverage and reimbursement;

•	patient acceptance of the treatment procedure, efficacy or safety of Qutenza;

•	availability, relative cost and relative efficacy and safety of alternative and competing treatments;

•	the effectiveness of our or our collaborators’ sales, marketing and distribution strategy;

•	publicity concerning our products or competing products and treatments;

•	potential product recalls; and

•	post marketing approval pharmacovigilance or other studies showing safety issues not seen in previous studies.

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

We currently depend on four contract manufacturers as single source suppliers for the components of Qutenza: an intermediate material used in the synthesis of capsaicin, synthetic capsaicin, the dermal delivery system and the associated cleansing gel. We have entered into long-term commercial supply agreements for these components. In addition we have entered into a long-term agreement for the assembly of the Qutenza treatment kits in the United States. If relationships with any of these manufacturers is terminated, or if any manufacturer is unable to produce required quantities on a timely basis or in compliance with current good manufacturing practices, or cGMP, and other regulatory requirements, our operations would be negatively impacted and our business harmed.

We are currently in the process of identifying potential manufacturers for NGX-1998. Potential suppliers of NGX-1998 will need to meet technical and regulatory requirements related to safely manufacturing of the liquid formulation of capsaicin, filling the liquid formulation into its finished applicator and manufacturing of the applicator itself. The high concentration capsaicin used in NGX-1998 is difficult to safely manufacture. If we are unable to identify one or more suitable suppliers in a timely manner, if those suppliers are unable to meet our technical or regulatory requirements then our development program may be delayed and the planned costs of the development program may increase significantly.

Any products that we, our contract manufacturers or others with whom we have development manufacturing or commercialization arrangements manufacture or distribute under FDA, EMA or other state or national governmental regulatory, approvals are subject to pervasive and continuing regulation by such authorities, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the governmental authorities and are subject to periodic unannounced inspections for compliance with cGMP, regulations which impose procedural and documentation requirements upon us and each third-party manufacturer we utilize. This ongoing regulation and evaluation results in an obligation on us to continually evaluate the manufacturing process, the applicability of our analytical methods and the specifications that are used to release product for sale and evaluate long term stability of our product to ensure they continue to meet their objective of ensuring that such processes and methods enable the consistent manufacture of product that meets regulatory approved specifications. This process often results in identification of matters that can result in changes to specifications, analytical methods and manufacturing processes as part of normal and ongoing process improvement or may result in cessation of supply of products. This process can identify matters that can have significant implications including the potential for reduction in applicable product shelf life, suspension of product manufacturing or commercialization, or requirement of product recalls, all of which would have a material adverse effect on us. We are undertaking such ongoing process improvement processes with our contract manufacturers and we cannot assure you that the outcome of such initiatives will not have a material effect on our business.

Reliance on contract manufacturers exposes us to additional risks, including:

•

failure of current and future manufacturers to comply with strictly-enforced regulatory requirements which may result in their inability to continue to supply us with product that meets regulatory requirements for commercialization;

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

Because our third-party manufacturers operate outside of the United States, and many of the raw materials and the labor that are used to manufacture Qutenza and our product candidates are based in foreign countries, we may experience currency exchange rate risks, even though, in some instances our contracts are denominated in U.S. dollars. We do not currently engage in forward contracts to hedge this currency risk and as a result, may suffer adverse financial consequences as a result of this currency risk.

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

Several recently enacted state and federal laws in Massachusetts and Vermont, and the Federal Physician Payment Sunshine Act, now require, among other things extensive tracking and maintenance of data bases regarding disclosure of relationships and payments to physicians and healthcare providers. These laws require us to implement the necessary and costly infrastructure to track and report certain payments to healthcare providers. Failure to comply with these new tracking and reporting laws could subject us to significant civil monetary penalties.

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

In the United States, there have been, and we expect there will continue to be, various proposals to implement similar controls. For example, the health care reform act passed in March 2010, increased the rebate levels for pharmaceutical products sold to Medicaid patients by eight percent. The commercial success of our products could be limited if federal or state governments adopt any such proposals. In addition, in the United States and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. These third-party payers are increasingly utilizing their significant purchasing power to challenge the prices charged for pharmaceutical products and seek to limit reimbursement levels offered to consumers for such products. We expect these third-party payers to focus their cost control efforts on our products, especially with respect to prices of and reimbursement levels for products prescribed outside their labeled indications. In these cases, their efforts may negatively impact our product sales and profitability.

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

We have incurred operating and net losses each year since our inception in 1998. Our net loss for the three months ended March 31, 2012 was approximately $11.2 million and as of March 31, 2012 we had an accumulated deficit of approximately $317.2 million. We had cash, cash equivalents and short-term investments totaling $27.4 million at March 31, 2012, and for the three months ended March 31, 2012, we used $9.8 million in operating activities. We expect to continue to incur losses for several years, as we commercialize Qutenza and continue other research and development activities, including with respect to NGX-1998. If Qutenza or NGX-1998, if approved, do not achieve market acceptance in the United States or the European Union, we will not generate significant product related revenue. We cannot assure you that we will be profitable even if Qutenza is successfully commercialized or if NGX-1998 is successfully developed and commercialized. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

Risks Related to our Intellectual Property

The commercial success, if any, of NGX-1998 and Qutenza depends, in part, on the rights we have under certain patents.

The commercial success of NGX-1998 depends in part on a granted patent in the United States and a pending patent application in the European Union. The issued patent in the United States is entitled “Methods and Compositions for Administration of TRPV1 Agonists.” The commercial success, if any, of Qutenza depends, in part, on a patent granted in the United States and device patents granted in Canada, Hong Kong and certain countries of Europe concerning the use of a dermal delivery system for prescription strength capsaicin delivery for the treatment of neuropathic pain. We exclusively license these patents from the University of California. We do not currently own, and do not have rights under this license to any issued patents that cover Qutenza outside Europe, Hong Kong, Canada and the United States. Although we have filed for an extension of the term for one of the patents licensed from the University of California, there can be no assurance that such extension will be granted. In addition to other patents and patent applications which have been licensed under our agreements with third-party manufacturers, including the issued patents and pending applications licensed under our commercial supply agreement for Qutenza, we also exclusively license a method patent granted in the United States from the University of California concerning the delivery of prescription strength capsaicin for the treatment of neuropathic pain.

If we lose the rights to use, or lose exclusivity with respect to these patents we have an exclusive license to, we would be exposed to a greater risk of direct or other competition which could materially harm our business.

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

Our executive officers, directors and their affiliates and 5% stockholders beneficially own or control approximately 79% of the outstanding shares of our common stock as of March 31, 2012 (after giving effect to the exercise of all of their outstanding vested options and warrants exercisable within 60 days of such date). Accordingly, these executive officers, directors and their affiliates and significant stockholders acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In the event of an adverse outcome the lawsuits filed against us, our officers and our directors, our business may be materially harmed, and defending against these lawsuits may be expensive and will divert the attention of our management.

On April 23, 2012, we received a copy of a complaint filed by Maritime Asset Management, LLC with the United States District Court Southern District of New York against us and certain current and former executive officers of ours. The complaint alleges, among other things, violations of Section 10(b), Section 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, breach of contract, fraud and aiding and abetting arising out of disclosures made prior to the departure of our former Chief Medical Officer and Executive Vice President of Research and Development, Dr. Jeffrey K. Tobias. The challenged disclosures were made in connection with our July 26, 2011 private placement of common stock and common stock warrants and our periodic reports filed pursuant to the Exchange Act from May 9, 2011 through September 27, 2011. The complaint states that the plaintiff is seeking monetary damages, but no amounts are specified.

We will have to incur expenses in connection with the defense of this lawsuit, and we may have to pay damages or settlement costs in connection with any resolution thereof. Any such expenses, damages or settlement costs may be substantial. Although we have insurance coverage against which we may claim recovery against some of these expenses and costs, the amount of coverage may not be adequate to cover the full amount or certain expenses and costs may be outside the scope the policies we maintain. In the event of an adverse outcome or outcomes, our business could be materially harmed from depletion of cash resources, negative impact on our reputation, or restrictions or changes to our governance or other processes that may result from any final disposition of the lawsuits. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention from our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We previously reported the information required under this Item 2 regarding the issuance of unregistered securities in connection with our February 3, 2012 private placement on a Current Report on Form 8-K filed on February 6, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits have been filed with this report:

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(3)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(4)	Amendment No. 2 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of August 5, 2010.

4.5(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.6(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.9(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.10(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.11(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.12(3)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.13(2)	Form of Warrant to Purchase Common Stock.

4.14(5)	Registration Rights Agreement dated July 21, 2011

4.15(5)	Form of Warrant to Purchase Common Stock issued on July 21, 2011.

4.16(6)	Warrant Agreement between NeurogesX, Inc. and Hercules Technology Growth Capital, Inc., dated as of August 5, 2011.

Exhibit Number	Exhibit Title

4.17(7)	First Amendment to Warrant Agreement between NeurogesX, Inc. and Hercules Technology Growth Capital, Inc., dated as of March 26, 2012.

4.18(8)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of January 31, 2012.

10.1	Executive Employment Agreement by and between NeurogesX, Inc. and Ronald A. Martell, dated as of January 1, 2012.

10.2(8)	Securities Purchase Agreement by and between NeurogesX, Inc. and certain investors, dated as of January 31, 2012.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.LAB	XBRL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2012.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2011.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2011.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2012.
(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2012	NEUROGESX, INC.
(Registrant)

/s/ Ronald A. Martell
Ronald A. Martell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen F. Ghiglieri
Stephen F. Ghiglieri
Executive Vice President, Chief Operating Officer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with this report:

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(3)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(4)	Amendment No. 2 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of August 5, 2010.

4.5(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.6(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.9(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.10(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.11(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.12(3)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.13(3)	Form of Warrant to Purchase Common Stock.

4.14(5)	Registration Rights Agreement dated July 21, 2011.

4.15(5)	Form of Warrant to Purchase Common Stock issued on July 21, 2011.

4.16(6)	Warrant Agreement between NeurogesX, Inc. and Hercules Technology Growth Capital, Inc., dated as of August 5, 2011.

Exhibit Number	Exhibit Title

4.17(7)	First Amendment to Warrant Agreement between NeurogesX, Inc. and Hercules Technology Growth Capital, Inc., dated as of March 26, 2012.

4.18(8)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of January 31, 2012.

10.1	Executive Employment Agreement by and between NeurogesX, Inc. and Ronald A. Martell, dated as of January 1, 2012.

10.2(8)	Securities Purchase Agreement by and between NeurogesX, Inc. and certain investors, dated as of January 31, 2012.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.LAB	XRBL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2012.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2011.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2011.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2012.
(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2012.