Form 10-Q
period 2012-06-30
NeurogesX Inc
filed 2012-08-10
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33438

NEUROGESX, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3307935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

999 Baker Way, Suite 200 San Mateo, California	94404
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock, $0.001 par value, outstanding as of July 31, 2012 was 33,205,869.

NEUROGESX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUROGESX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$6,514	$9,148
Short-term investments	15,188	25,161
Trade receivable	708	1,166
Receivable from collaborative partner	20	502
Inventories	68	654
Prepaid expenses and other current assets	1,049	1,364
Restricted cash	160	160

Total current assets	23,707	38,155

Property and equipment, net	333	547
Restricted cash	252	251
Other assets	342	274

Total Assets	$24,634	$39,227

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Accounts payable	$707	$1,321
Accrued compensation	1,045	2,084
Accrued research and development	208	282
Other accrued expenses	1,006	2,245
Deferred product revenue, net	648	1,075
Deferred collaborative revenue	7,242	7,261
Long-term obligations – current portion	8,233	4,829

Total current liabilities	19,089	19,097
Non-current liabilities
Deferred collaborative revenue	21,507	25,098
Other long-term liabilities	133	146
Long-term obligations, net of current portion	64,231	62,746

Total non-current liabilities	85,871	87,990
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.001 par value:	33	30
Authorized shares – 100,000,000 at June 30, 2012 and December 31, 2011
Issued and outstanding shares – at 33,201,869 June 30, 2012 and 29,897,186 at December 31, 2011
Additional paid-in capital	242,359	238,181
Accumulated other comprehensive (loss) income	(1)	1
Accumulated deficit	(322,717)	(306,072)

Total stockholders’ deficit	(80,326)	(67,860)

Total liabilities and stockholders’ deficit	$24,634	$39,227

Note: Amounts have been derived from the December 31, 2011 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

NEUROGESX, INC.

Consolidated Statements of Operations

(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net product revenue	$844	$486	$1,675	$1,062
Collaborative revenue	2,213	1,997	4,355	4,592

Total revenues	3,057	2,483	6,030	5,654

Operating expenses:
Cost of goods sold	94	147	775	255
Research and development	1,539	4,243	4,472	8,200
Selling, general and administrative	3,424	10,350	10,687	20,632

Total operating expenses	5,057	14,740	15,934	29,087

Loss from operations	(2,000)	(12,257)	(9,904)	(23,433)
Interest income	11	20	23	46
Interest expense	(3,468)	(2,300)	(6,688)	(4,500)
Other (expense) income, net	(16)	(30)	(76)	(42)

Net loss	$(5,473)	$(14,567)	$(16,645)	$(27,929)

Basic and diluted net loss per share	$(0.17)	$(0.81)	$(0.51)	$(1.56)

Shares used to compute basic and diluted net loss per share	33,078	17,903	32,429	17,887

See accompanying notes to condensed consolidated financial statements.

NEUROGESX, INC.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(5,473)	$(14,567)	$(16,645)	$(27,929)
Unrealized (loss) gain on short-term investments	(1)	(3)	(2)	10

Comprehensive loss	$(5,474)	$(14,570)	$(16,647)	$(27,919)

See accompanying notes to condensed consolidated financial statements.

NEUROGESX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(16,645)	$(27,929)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	169	181
Amortization of debt issuance costs and accretion of debt discount	1,380	40
Amortization of investment premiums	156	457
Stock-based compensation expense	1,214	1,424
Loss on disposal of property and equipment	71	—
Changes in operating assets and liabilities:
Trade receivables	458	(310)
Receivable from collaborative partner	481	(15)
Inventories	586	(113)
Prepaid expenses and other current assets	35	75
Other assets	(101)	—
Accounts payable	(614)	171
Accrued compensation	(1,039)	(301)
Accrued research and development	(73)	289
Accrued interest payable on long-term obligations	3,811	4,107
Deferred product revenue, net	(427)	254
Deferred collaborative revenue	(3,611)	(3,591)
Deferred rent	(99)	(83)
Other accrued expenses	(1,093)	939

Net cash used in operating activities	(15,341)	(24,405)

Investing activities
Purchases of short-term investments	(13,055)	(3,582)
Proceeds from maturities of short-term investments	22,869	20,500
Proceeds from sales of short-term investments	—	3,561
Purchases of property and equipment	(26)	(87)

Net cash provided by investing activities	9,788	20,392

Financing activities
Proceeds from issuance of common stock, net	2,919	163

Net cash provided by financing activities	2,919	163

Net decrease in cash and cash equivalents	(2,634)	(3,850)
Cash and cash equivalents, beginning of period	9,148	8,705

Cash and cash equivalents, end of period	$6,514	$4,855

Supplemental cash flow information
Cash paid for interest	$1,468	$352

See accompanying notes to condensed consolidated financial statements.

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

In May 2009, Qutenza received a marketing authorization (“MA”), in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, the Company entered into a Distribution, Marketing and License Agreement (the “Astellas Agreement”) with Astellas Pharma Europe Ltd. (“Astellas” or “Collaboration Partner”), under which Astellas was granted an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa (“Licensed Territory”). Qutenza was made available on a country by country basis commencing in April 2010 and by June 30, 2012, was available in 21 European countries.

The Company received a notice of market capitalization insufficiency from the NASDAQ Global Market on October 18, 2011 as its market value of listed shares had remained below the $50 million minimum listing requirement for more than 30 consecutive business days. The Company received notices of additional deficiencies under other NASDAQ listing rules on January 27, 2012 and May 3, 2012 with respect to the Company’s minimum bid price and market value of publicly held shares, respectively. The grace period to regain compliance with the minimum market value of listed securities requirement expired on April 16, 2012, and, in connection with such expiration, the Company requested a hearing with NASDAQ to seek additional time to come into compliance with NASDAQ listing rules. Subsequent to the hearing, the Company received notice from NASDAQ that it had determined to delist the Company, and on June 29, 2012, the Company was de-listed from the NASDAQ Global Market and began to be quoted on the OTC Bulletin Board.

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

The unaudited condensed consolidated interim financial statements and related disclosures have been prepared with the presumption that users of such information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 contained in the Company’s 2011 Form 10-K filed with the SEC on March 28, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2. Summary of Significant Accounting Policies

Product revenue

In April 2010, the Company made Qutenza commercially available in the United States to its specialty distributor and specialty pharmacy customers. Under the Company’s agreements with its customers, the customers take title to the product upon shipment and only have the right to return damaged product, product shipped in error and expired or short-dated product. As Qutenza was new to the marketplace, the Company has been recognizing Qutenza product revenue, and related product costs, at the later of:

•	the time the product is shipped by the customer to healthcare professionals, and

•	the date of cash collection.

Healthcare professionals are generally ordering Qutenza in small quantities only after they have identified a patient for treatment. The Company believes that revenue recognition upon the later of customer shipment to the end user and the date of cash collection is appropriate until the Company has sufficient data on the cash collection and return patterns of its customers. The Company has been performing additional procedures to further analyze shipments made by its customers by utilizing shipping data provided by its customers to determine when product is shipped by customers to healthcare professionals and are evaluating ending inventories at the Company’s customers each month to assess the risk of product returns. To date, product returns have not been material.

The Company continues to support the established distribution network to allow healthcare providers to access Qutenza through specialty distributors and specialty pharmacies.

The Company has established terms pursuant to distribution agreements with its customers providing for payment within 120 days of the date of shipment to its specialty distributor customers and 30 days of the date of shipment to its specialty pharmacy customers. Such distribution agreements generally have a term of three years.

The Company had gross shipments to its distributor customers of $0.5 million and $1.4 million for the three and six months ended June 30, 2012, respectively, compared to $0.8 million and $1.4 million for the three and six months ended June 30, 2011, respectively. The application of the Company’s revenue recognition policy resulted in the recognition of net revenue of $0.8 million and $1.7 million for the three and six months ended June 30, 2012, respectively, compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2011, respectively. The Company’s gross shipments are reduced for chargebacks, certain fees paid to distributors and product sales allowances including allowance for returns and rebates to qualifying federal and state government programs. At June 30, 2012, net deferred product revenues totaled $0.6 million.

Revenue from the Astellas Agreement

In June 2009, the Company entered into the Astellas Agreement which provides for an exclusive license by the Company to Astellas for the promotion, distribution and marketing of Qutenza in the Licensed Territory, an option to license NGX-1998 in the Licensed Territory, participation on a joint steering committee and, through a related supply agreement entered into with Astellas (the “Supply Agreement”), supply of product until direct supply arrangements between Astellas and third-party manufacturers are established. The Company anticipates certain of the direct supply arrangements will be established in 2012. Revenue under this arrangement includes upfront non-refundable fees and may also include additional option payments for the development of and license to NGX-1998, contingent event-based payments upon achievement of certain product sales levels and royalties on product sales.

On January 1, 2011, the Company adopted Accounting Standards Update, Multiple Deliverable Revenue Arrangements (“ASU No. 2009-13”). This update amends the guidance on accounting for arrangements with multiple deliverables to require that each deliverable be evaluated to determine whether it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has stand-alone value to the customer. This update also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting. The selling price used for each unit of accounting will be based on vendor-specific objective evidence, or VSOE, if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. The Company may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and the estimated selling price of identified units of accounting for new agreements.

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

The Company views the Astellas Agreement and related agreements, as a multiple-element arrangement with the key deliverables consisting of an exclusive license to Qutenza in the Licensed Territory, an obligation to conduct certain development activities associated with NGX-1998, participation on a joint steering committee and supply of Qutenza components to Astellas until such time that Astellas can establish a direct supply relationship with product vendors. The Company entered into the Astellas Agreement in June 2009 and thus, prior to its January 1, 2011 adoption of ASU No. 2009-13. Accordingly, because not all of these elements have both standalone value and objective and reliable evidence of fair value, the Company is accounting for such elements as a single unit of accounting. Further, the agreement provides for the Company’s mandatory participation in a joint steering committee, which the Company believes represents a substantive performance obligation and also the estimated last delivered element under the Astellas Agreement and related agreements. Therefore, the Company is recognizing revenue associated with upfront payments and license fees ratably over the term of the joint steering committee performance obligation. The Company estimates this performance obligation will be delivered ratably through June 2016.

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

Cost of Goods Sold

Cost of goods sold includes costs to procure, manufacture and distribute Qutenza including certain shipping and handling costs incurred in the distribution channel, as well as royalties payable to The Regents of the University of California and Lohmann Therapie-Systeme AG. Costs associated with the manufacture of Qutenza prior to FDA approval were previously expensed as research and development in the period incurred. Cost of goods sold associated with deferred product revenue is deferred and recognized in the same period as the associated product revenue. During the three and six months ended June 30, 2012, the Company recorded a charge to cost of goods sold of less than $0.1 million and $0.6 million, respectively, for Qutenza patches that the Company does not expect to sell prior to their expiration date, primarily as a result of the Company’s decision to eliminate direct promotion efforts of Qutenza in March 2012. The write-down of excess inventory recorded to cost of goods sold during the three and six months ended June 30, 2011 was $0.1 for both periods. At June 30, 2012, the Company had deferred cost of goods sold of $0.1 million, which is included in deferred product revenue, net on the Company’s condensed consolidated balance sheets.

Trade Receivables

Trade accounts receivable are recorded net of allowances, such as customer chargebacks related to government rebate programs and doubtful accounts. For qualified government rebate programs that can purchase the company’s products through its customers at a lower contractual government price, its customers charge back to the Company the difference between their acquisition cost and the lower contractual government price, which the Comapny records against accounts receivable. Estimates for customer chargebacks for government rebates are based on contractual terms, historical trends and the Company’s expectations regarding the utilization rates for these programs. The Company’s estimate for allowances for doubtful accounts is determined based on existing contractual payment terms, historical payment patterns of its customers and individual customer circumstances. To date, the Company has determined that an allowance for uncollectible accounts receivable is not required. The Company does not require collateral in support of its trade receivables.

Inventories

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consist of raw materials, work-in-process and finished goods. Raw materials include certain starting materials used in the production of the active pharmaceutical ingredient of Qutenza. Work-in-process includes the bulk inventory of the active pharmaceutical ingredient, patches and cleansing gel of Qutenza that are in the process of being manufactured or have completed manufacture and are awaiting final packaging, including related internal labor and overhead costs. Finished goods include the final packaged kits that contain the Qutenza patch and cleansing gel and that are ready for commercial sale. On a quarterly basis, the Company analyzes its inventory levels against forecasted sales volumes, which are subject to change, and writes down inventory that is obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenue during the products’ applicable shelf life. As a result of the Company’s re-organization in March 2012 which resulted in a significant reduction of its expected revenue for United States Qutenza sales, the Company recorded a write-down of inventory of less than $0.1 million and $0.6 million in the three and six months ended June 30, 2012, respectively. The write-down of excess inventory recorded to cost of goods sold during the three and six months ended June 30, 2011 was $0.1 million for both periods. Expected inventory requirements based on forecasted product revenue are subject to significant judgment and management estimate. The Company expects that its sales forecast will change over time and thus it will continue to review the quantities of inventories on hand compared to the sales forecast.

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

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(5,473)	$(14,567)	$(16,645)	$(27,929)

Denominator:
Weighted-average common shares outstanding	33,078	17,903	32,429	17,887

Basic and diluted net loss per share	$(0.17)	$(0.81)	$(0.51)	$(1.56)

Common stock equivalents not included in diluted net loss per share because their effect will be anti-dilutive are as follows (in thousands):

	June 30,
	2012	2011

Options to purchase common stock	4,700	4,299
Restricted stock units	702	—
Warrants outstanding	9,091	1,266

	14,493	5,565

Recently Issued and Adoption of New Accounting Standards

Effective January 1, 2012, the Company adopted revised guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standards. This guidance eliminated the option to report other comprehensive income (“OCI”) and its components in the statement of changes in stockholders’ equity. The Company adopted this guidance during the first quarter of 2012, which had no impact on the Company’s financial position, operations, or cash flows.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased disclosures regarding valuation inputs and investment categorization. The adoption of this new accounting guidance in the first quarter of 2012 did not have a material impact on the Company’s financial position, operations or cash flows.

Note 3. License Agreements

Collaboration Agreement - Astellas

In June 2009, NeurogesX entered into the Astellas Agreement granting Astellas an exclusive license to commercialize Qutenza in the Licensed Territory. The Astellas Agreement provided for an upfront payment for past development and the commercialization rights granted, of 30.0 million Euro, or $41.8 million. In addition, the agreement provided for an upfront payment of 5.0 million Euro, or $7.0 million, for future development expenses and an option to license NGX-1998. Other elements of the Astellas Agreement include future milestone payments of up to 65.0 million Euro if certain predefined sales thresholds of the products licensed under the agreement are met and royalties, as a percentage of net sales made by Astellas of products under the agreement, with such royalties starting in the high teens and escalating into the mid-twenties as revenues increase. The Company believes that the milestone payments are not substantive since the achievement of these milestones is predominately based on Astellas’ sales performance. The Company is participating on a joint steering committee with Astellas to oversee the development and commercialization activities related to Qutenza and NGX-1998 during the term of the agreement, not to exceed ten years. On the seventh anniversary of the Astellas Agreement, the Company has the unilateral right to opt-out of participation on the joint steering committee. The Astellas Agreement further provides that upon delivery of certain data related to NGX-1998, Astellas may pay two additional NGX-1998 option payments totaling 5.0 million Euros. Subsequent to Astellas’ exercise of the option to exclusively license NGX-1998 in the Territory, both companies would cooperate on Phase 3 clinical trials and will share applicable costs equally.

The Company commenced recognizing revenue related to the upfront and option payments upon transfer of the MA for Qutenza to Astellas, which occurred in September 2009. The Company recognized $1.8 million and $3.6 million as collaboration revenue related to the upfront and option payments for the three and six months ended June 30, 2012, respectively, compared to $1.8 million and $3.6 million for the three and six months ended June 30, 2011, respectively. As of June 30, 2012, the Company had deferred revenue totaling $28.7 million, of which $7.2 million is reflected as current. The Astellas upfront license fee and option payments are accounted for as a single unit of accounting, and accordingly, such payments are being recognized ratably through June 2016, which is the Company’s estimate of its substantive performance obligation period related to the joint steering committee. Subsequent option exercise payments received, if any, are expected to be recognized ratably over the remaining estimated period of performance.

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

For the three and six months ended June 30, 2012, there were no product supply transactions, net of direct costs incurred, included in collaboration revenue, compared to less than $0.1 million and $0.6 million for the three and six months ended June 30, 2011, respectively.

For the three and six months ended June 30, 2012, the Company recognized $0.4 million and $0.7 million, respectively, in royalty revenue related to the Astellas Agreement, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2011, respectively. The Company recognizes royalty revenue from Astellas on a one quarter lag basis.

University of California

In October 2000 and as amended, the Company licensed multiple patents in various jurisdictions, including a method patent, from the University of California (“UC”) (the “U.C. License Agreement”) for prescription strength capsaicin for neuropathic pain. Under the terms of the agreement, the Company is required to pay royalties on net sales of the licensed product up to a maximum of $1.0 million per annum as well as a percentage of upfront and milestone payments received by the Company from sublicensing the Company’s rights under the agreement (“Sublicense Fee”). The Company recognized $4,000 and $9,000 in royalty expense due to UC for the three and six months ended June 30, 2012, respectively, related to Qutenza product sales in the United States, as compared to $3,000 and $6,000 for the three and six months ended June 30, 2011, respectively.

On April 3, 2012, the Company entered into a Settlement, Release and Patent Assignment Agreement with two individuals (the “Settlement Agreement”) related to the U.C. License Agreement. Under the terms of the Settlement Agreement, the Company obtained from these individuals certain releases and covenants not to sue and an assignment of certain intellectual property, including certain intellectual property relating to the Company’s Qutenza product. In exchange, the Settlement Agreement provides for these individuals to each receive (i) an initial cash payment of $300,000, (ii) potential additional cash payments of up to an individual aggregate of $450,000 in the event the Company achieves certain annual sales milestones for Qutenza in the U.S. and (iii) certain royalties on U.S. net sales of products utilizing intellectual property licensed by the Company under the U.C. License Agreement. As of June 30, 2012, the accrued additional payments and royalties were not material. Additionally, pursuant to the terms of the Settlement Agreement, these individuals have each been granted, pursuant to the terms of the Company’s 2007 Stock Plan, as amended, a fully exercisable restricted stock purchase award for 75,000 shares of common stock of the Company that they may elect to purchase within five years of the date of the Agreement. The purchase price for such shares was set at $0.3904 per share.

In connection with the entry by the Company into the Settlement Agreement, the Company and the UC also entered into Amendment Number Four to the Exclusive License Agreement on April 3, 2012 (the “UC Amendment”). Under the terms of the UC Amendment, the U.C. License Agreement was amended to provide for the Company the right to offset 50% of the cash and royalty payments to be paid by the Company to these individuals under the Settlement Agreement against amounts the Company would otherwise be obligated to pay to the UC under the U.C. License Agreement.

LTS Lohmann Therapie-Systeme AG

In January 2007, the Company entered into a Commercial Supply and License Agreement (“LTS Agreement”) with LTS Lohmann Therapie-Systeme AG (“LTS”) to manufacture commercial and clinical supply of Qutenza. Under the terms of the agreement, the Company is required to pay a transfer price for product purchased as well as a royalty on net sales of product purchased under the LTS Agreement. The Company recognized $13,000 and $28,000 in royalty expense due to LTS for the three and six months ended June 30, 2012, respectively, related to Qutenza product sales in the United States, compared to $9,000 and $19,000 for the three and six months ended June 30, 2011, respectively.

The Company has a liability for royalties due to UC and LTS totaling $11,000 included in deferred product revenue, net, on the June 30, 2012 condensed consolidated balance sheet.

Note 4. Cash and Cash Equivalents and Short-Term Investments

The following table summarizes cash, cash equivalents and short-term investments (in thousands):

	June 30, 2012				December 31, 2011
	Amortized	Gross Unrealized		Estimated	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Operating cash	$184	$—	$—	$184	$53	$—	$—	$53
Money market funds	6,330	—	—	6,330	3,855	—	—	3,855
Government sponsored enterprise	15,189	—	(1)	15,188	23,900	2	(1)	23,901
U.S. Treasury securities	—	—	—	—	6,500	—	—	6,500

	$21,703	$—	$(1)	$21,702	$34,308	$2	$(1)	$34,309

Reported as:
Cash and cash equivalents				$6,514				$9,148
Short term investments				15,188				25,161

				$21,702				$34,309

All of the Company’s marketable securities are classified as available-for-sale. At June 30, 2012 and December 31, 2011, the contractual maturities of investments held were less than one year. The Company did not sell any of its investments prior to maturity during the three and six months ended June 30, 2012. The Company sold $3.5 million of its investments prior to the maturity date in the three and six months ended June 30, 2011 and the gain recorded was not material.

Note 5. Inventories

The components of inventories are as follows (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$30	$10
Work-in-process	—	591
Finished goods	38	53

	$68	$654

As a result of the Company’s re-organization in March 2012 which resulted in a significant reduction of its expected Qutenza revenues in the United States, the Company recorded a write-down of inventory of $0.6 million in the six months ended June 30, 2012. This inventory write-down relates primarily to supplies of the active pharmaceutical ingredient which the Company determined to be in excess of its forecasted commercial inventory manufacturing needs.

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

The following table summarizes the valuation of the Company’s financial instruments that were determined by using the following inputs as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Operating cash	$184	$—	$—	$184	$53	$—	$—	$53
Money market funds	6,330	—	—	6,330	3,855	—	—	3,855
Government sponsored enterprise	—	15,188	—	15,188	—	23,901	—	23,901
U.S. Treasury securities	—	—	—	—	—	6,500	—	6,500

	$6,514	$15,188	$—	$21,702	$3,908	$30,401	$—	$34,309

Reported as:
Cash and cash equivalents				$6,514				$9,148
Short term investments				15,188				25,161

				$21,702				$34,309

The Level 2 assets are valued using quoted market prices for similar instruments.

In addition to Level 1 and Level 2 assets held by the Company at June 30, 2012, the Company measures its contingent put option liability related to the loan agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) (see Note 8), utilizing Level 3 measurements. The fair value of the contingent put option of $0.1 million was determined by evaluating multiple potential outcomes of an event of default, including a change of control, using an income approach and discounting the values back to June 30, 2012.

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

During the six months ended June 30, 2012, the Company granted options, to purchase a total of 2.0 million shares of the Company’s common stock to employees, officers and members of the Company’s board of directors with a fair value of $0.9 million, which is expected to be amortized through 2016. In addition, during the six months ended June 30, 2012, 0.3 million restricted stock units were granted to the Company’s employees with a grant date fair value of $0.3 million which is being amortized over the vesting period.

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

The Company’s independent compensation committee has the authority to determine the terms of the awards, including exercise price, the number of shares subject to each such award, individuals to whom awards may be granted, the exercisability of the awards and consideration payable upon exercise. Upon adoption of the plan, the Company reserved 1.0 million shares of its common stock for issuance under the Inducement Plan. In connection with the hiring of the Company’s new Chief Executive Officer on January 2, 2012, the Company issued 0.6 million shares under the Inducement Plan. At June 30, 2012, 0.4 million shares remain available for grant under the Inducement Plan.

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

The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to employees and members of the board of directors, excluding market-based stock option grants, and the assumptions used to compute stock-based compensation expense for the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and six months ended June 30, 2012 and 2011 using the Black-Scholes valuation model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock Options
Expected dividend yield	0%	0%	0%	0%
Expected volatility	72%	66%	73%	66%
Expected life (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	0.9%	2.2%	0.9 – 1.1%	2.2 – 2.5%

ESPP
Expected dividend yield	0%	0%	0%	0%
Expected volatility	65 – 72%	55 – 58%	58 – 74%	55 – 58%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	0.2 – 0.2%	0.1 – 0.4%	0.1 – 0.2%	0.1 – 0.4%

Stock-based compensation expense included in operating expenses for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Research and development	$125	$253	$234	$456
Selling, general and administrative	449	593	980	968

	$574	$846	$1,214	$1,424

In connection with the previously mentioned restructuring plan that was implemented in March 2012, the Company recorded a stock-based compensation charge of $0.1 million related to modifications to the impacted employees’ equity awards.

Note 8. Long-Term Obligations

The following table summarizes the carrying amount of the Company’s borrowings under various long-term obligations (in thousands):

	June 30, 2012	December 31, 2011

Healthcare Royalty Partners, L.P. – financing agreement	$57,909	$53,344
Hercules Growth Capital, Inc. – term loan	14,555	14,231

Total	72,464	67,575
Less: current portion of long-term obligations	8,233	4,829

Long-term obligations	$64,231	$62,746

Healthcare Royalty Partners Financing Agreement

On April 30, 2010, the Company entered into a Financing Agreement (the “Financing Agreement”) with Healthcare Royalty Partners, L.P. (formerly Cowen Healthcare Royalty Partners, L.P.), a limited partnership organized under the laws of the State of Delaware (“HRP”). Under the terms of the Financing Agreement, the Company borrowed $40.0 million from HRP (the “Borrowed Amount”) and the Company agreed to repay such Borrowed Amount together with a return to HRP, as described below, out of royalty, milestone, option and certain other payments (collectively, “Revenue Interest”) that the Company may receive under the Astellas Agreement or a replacement licensee, as a result of commercializing the Company’s product, Qutenza, in the Licensed Territory, including payments that Astellas may make to the Company to maintain its option to commercialize NGX-1998 in the Licensed Territory.

Under the Financing Agreement, the Company is obligated to pay to HRP:

•	All of the Revenue Interest payments due to the Company under the Astellas Agreement, until HRP has received $90.0 million of Revenue Interest payments; and

•

5% of the Revenue Interest payments due to the Company under the Astellas Agreement for Revenue Interest received by HRP over $90.0 million and until HRP has received $106.0 million of Revenue Interest payments.

The Company also has the option to pay a prepayment amount to terminate the Financing Agreement at the Company’s election at any time or in connection with a change of control of the Company. Such amount is set at a base amount of $76.0 million (or $68.0 million if it is being exercised in connection with a change of control), or, if higher, an amount that generates a specified internal rate of return, as noted below, on the Borrowed Amount as of the date of prepayment, in each case reduced by the Revenue Interest payments received by HRP up to the date of prepayment.

The obligation of the Company to pay Revenue Interest during the term of the Financing Agreement (which is defined below) is secured by rights that the Company has to Revenue Interest under the Astellas Agreement, and by intellectual property and other rights of the Company to the extent necessary or used to commercialize products covered by the Astellas Agreement in the Licensed Territory.

Unless terminated earlier pursuant to a prepayment, the Financing Agreement terminates on the earlier of:

•	The time when HRP has received at least $106.0 million of Revenue Interest payments; or

•

The maturity date, which is the latest to occur of 10 years following the first commercial sale of Qutenza in the Licensed Territory or the last to expire of any patents or regulatory exclusivity covering the products commercialized under the Astellas Agreement in the Licensed Territory.

If HRP has not received Revenue Interest payments totaling at least $40.0 million by the maturity date, the Company will be obligated to pay to HRP the difference between such amount and the Revenue Interest paid to HRP under the Financing Agreement up to such date. This represents the Company’s minimum financial obligation under the Financing Agreement.

In addition, in the event of the Company’s default under the Financing Agreement, the Company is obligated to pay to HRP the borrowed amount together with interest accrued thereon from the effective date of the Financing Agreement, to the date of repayment at an internal rate of return equal to the lesser of a 19% rate of interest or the maximum rate permitted by law, less any Revenue Interest payments received by HRP. Under the Financing Agreement, an event of default includes standard insolvency and bankruptcy terms, including a failure to maintain liquid assets equal to at least the Company’s liabilities due and payable during the following three months.

The upfront cash receipt of $40.0 million less a discount of $0.5 million in cost reimbursements paid to HRP was recorded in long-term obligations at issuance. The Company is accreting the discount to interest expense over the term of the related debt. The carrying value of the long-term obligation at June 30, 2012, including accrued interest of $18.3 million, is $57.9 million. The carrying value of the long-term obligation at December 31, 2011, including accrued interest of $13.8 million, was $53.3 million. The Company received $0.4 million and $ 0.7 million in royalty payments from Astellas in the three and six months ended June 30, 2012, respectively, and consistent with the provisions of the arrangement, the Company paid that amount to HRP as a reduction of the obligation. The Company received $0.2 million and $0.4 million of royalty payments from Astellas in the three and six months ended June 30, 2011, and paid that amount to HRP as a reduction of the obligation.

The best estimate of future payments, the timing of which determines the short- and long-term classification of the obligation under the Financing Agreement, was based upon estimates of royalties due from Astellas over the term of the agreement and returning to HRP an internal rate of return of 19% through Revenue Interest payments. The accrued interest on the long-term debt obligations is presented on the condensed consolidated balance sheets as of June 30, 2012 in two components, the long-term obligations—current portion, which totals $3.0 million and the remaining $15.3 million included in long-term obligations. At December 31, 2011, the long-term obligations—current portion was $2.5 million of accrued interest and the remaining $11.3 million of accrued interest was included in long-term obligations. The Company recorded interest expense associated with the Financing Agreement of $2.7 million and $5.3 million during the three and six months ended June 30, 2012, respectively compared to $2.3 million and $4.5 million during the three and six months ended June 30, 2011.

The Company capitalized $0.3 million of debt issuance costs related to the agreement which are being amortized over the term. The unamortized debt issuance cost was $0.2 million and $0.3 million at June 30, 2012 and December 31, 2011, respectively, and is included in prepaid expenses and other current assets and other assets on the Company’s condensed consolidated balance sheets.

The estimated fair value of the HRP Borrowed Amount at June 30, 2012 and December 31, 2011 was $48.8 million and $43.6 million, respectively, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using the income method of valuation. The key assumptions required for the calculation were an estimate of the amount and timing of future royalty revenues to be received from Astellas and an estimated cost of capital. Management’s estimate of the future royalty revenues to be received from Astellas is subject to significant variability due to the state of the product launch, regulatory processes still to be conducted for significant portions of the Astellas territory and the extended time period associated with the HRP Financing Agreement.

Hercules Loan Agreement

In August 2011, the Company entered into a loan agreement with Hercules, which includes both a $5.0 million accounts receivable line and a $15.0 million term loan. Under the terms of the loan agreement, the $15.0 million term loan is required to be repaid over the course of the 42-month maturity period, which includes a 12-month interest only period at the beginning of the term. Interest on the term loan has a minimum rate of 9.5%, which can increase based on fluctuations in the prime rate. The principle amount of the obligation is presented on the condensed consolidated balance sheets as of June 30, 2012 in two components, the long-term obligations—current portion, which totals $5.1 million and the remaining $9.4 million is included in long-term obligations. At December 31, 2011, the long-term obligations—current portion was $2.2 million and the remaining $11.9 million was included in long-term obligations. The $5.0 million accounts receivable line is a revolving line that was available until December 31, 2012. The accounts receivable line bore interest at a minimum interest rate of 6.75%, which could have increased based on fluctuations in the prime rate. The Company may prepay and terminate the term loan at any time, subject to certain prepayment fees, and is obligated to also pay a fee of $0.6 million when the term loan is repaid and which is being accrued to interest expense over the term of the loan. The obligations of the Company under the loan agreement are secured by certain personal property of the Company.

The loan agreement also contains customary negative covenants and is subject to customary events of default, such as a failure to make a scheduled principal or interest payment, insolvency, and breaches of covenants under loan agreement and agreements and instruments entered into in connection with the loan agreement, including covenants in the Hercules warrant. Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the loan, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $0.6 million. This option is considered a contingent default provision liability as the holder of the loan may exercise the option in the event of default and, is a derivative which must be bifurcated and valued separately in the Company’s financial statements. As of June 30, 2012, the estimated fair value of the contingent put option upon an event of default liability was $0.1 million which was determined by using level 3 inputs, evaluating multiple potential outcomes of an event of default, including a change of control, using an income approach and discounting the values back to June 30, 2012. As of June 30, 2012, the contingent put option liability is included in other long-term liabilities on the condensed consolidated balance sheet. The contingent put option liability will be revalued at the end of each reporting period and any change in the fair value will be recognized in the statements of operations.

In connection with the entry of the Company into the loan agreement, Hercules was issued a warrant for 791,667 shares of the Company’s common stock (the Hercules Warrant). The warrant has a term of five years, contains a net-exercise provision, and has an exercise price of $1.80 per share. In March 2012, the Company entered into an amendment to the Hercules Warrant in which it amended the covenant with respect to the requirement to maintain its listing on the NASDAQ Global Market to allow for the NASDAQ Capital Market and certain over-the-counter markets to be permissible alternative markets on which the Company can list its shares of common stock. Under the terms of the amendment, the number of shares underlying the warrant was increased to 1,950,000 and the exercise price per share of common stock was reduced to $0.50. The fair value of the warrants originally issued was approximately $1.1 million based on a Black-Scholes valuation model; $0.8 million of which was attributable to the warrants issued in connection with the term loan, and $0.3 million of which was attributable to warrants issued in connection with the accounts receivable line. Under the Black-Scholes option pricing model, the value of the amended warrant did not result in incremental value. The fair value of the warrants issued in connection with the term loan resulted in a debt discount, which is being amortized to interest expense over the life of the loan using the effective interest method. The fair value of the warrants issued in connection with the accounts receivable line was recorded in prepaid and other current assets and other assets, respectively. The Company will amortize these assets on a straight-line basis over the initial term of the accounts receivable line that ends December 31, 2012. The Company also paid $0.4 million in issuance costs which were allocated to the term loan and accounts receivable line and accounted for consistent with the warrants as described above. The recorded value of the term loan is $13.8 million after deducting expenses of $0.3 million paid to Hercules, $0.8 million for the value of the warrants allocated to the term loan and $0.1 million for the value ascribed to the default provision of the agreement. The estimated fair value of the Hercules term loan and the default provision was $14.2 million and $0.1 million, respectively, at June 30, 2012 and the liabilities were measured at fair value using Level 3 inputs. The estimated fair market value was calculated using the income method of valuation. The key assumptions required for the calculation were an estimate of the amount and timing of future payments to Hercules.

In May 2012, the Company terminated the accounts receivable line and no amounts were borrowed against the account receivable line. In connection with the termination of the accounts receivable line, the Company expensed $0.2 million of the remaining issuance costs and debt discount attributed to the accounts receivable line to interest expense.

Note 9. Commitments and Contingencies

The Company has issued non-cancellable purchase orders to third-party manufacturers of Qutenza and NGX-1998 for manufacturing, stability and related services including reimbursable amounts from Astellas for the supply of Qutenza based on the Astellas Agreement. These purchase orders totaled $1.4 million as of June 30, 2012 and included $1.0 million for stability and related services, $0.1 million related to Qutenza product manufacturing costs for the U.S. market and NGX-1998 clinical supply development cost, along with $0.3 million for commitments related to supply of Qutenza to Astellas. The Company will record these amounts in its financial statements when title to the applicable materials has transferred to the Company.

In July 2012, the Company relocated its corporate headquarters to a facility that better meets its reduced space requirements. This relocation was in conjunction with the expiration of its previous facility sublease which expired on July 31, 2012. The Company’s new corporate headquarters consists of 13,510 square feet of office space. The new sublease was entered into on May 14, 2012, subject to contingencies which were met on June 15, 2012, and includes total base rent of $1.1 million, a period of free rent and rent escalation, all of which are accounted for on a straight-line basis over the lease term. The Company’s new corporate headquarters are leased under a long-term operating lease which expires on March 15, 2015. The sublease agreement includes provisions which require the Company to pay taxes, insurance, maintenance costs and defined rent increases. There were no other changes to the Company’s other operating leases.

The following table summarizes the Company’s contractual obligations under its non-cancellable operating leases as of June 30, 2012 (in thousands):

Year Ending December 31,	Operating Leases
2012 (remaining)	$233
2013	427
2014	424
2015	90

Total minimum payments	$1,174

On April 23, 2012, the Company received a copy of a complaint, Maritime Asset Management, LLC on Behalf of Itself and All Others Similarly Situated v. NeurogesX, Inc., Anthony A. DiTonno, Stephen F. Ghiglieri and Jeffrey K. Tobias, M.D., filed by Maritime Asset Management, LLC with the United States District Court Southern District of New York against the Company and certain current and former executive officers. The complaint alleges, among other things, violations of Section 10(b), Section 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934 (the “Exchange Act”), breach of contract, fraud and aiding and abetting arising out of disclosures made prior to the departure of the Company’s former Chief Medical Officer and Executive Vice President of Research and Development, Dr. Jeffrey K. Tobias. The challenged disclosures were made in connection with the Company’s July 26, 2011 private placement of common stock and common stock warrants and the Company’s periodic reports filed pursuant to the Exchange Act from May 9, 2011 through September 27, 2011. The complaint states that the plaintiff is seeking monetary damages, but no amounts are specified. The Company’s board of directors and management believe the claims are without merit and intend to vigorously defend against the action. Based on currently available information, the Company is unable to estimate whether or not the complaint will ultimately have an adverse impact to its financial results.

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

Note 10. Restructuring

On March 5, 2012, the Company’s board of directors committed to a restructuring plan whereby the Company reduced its workforce by 43 individuals. The restructuring plan was approved in connection with the Company’s plan to focus its resources on its NGX-1998 development program. The Company communicated the plan to the impacted employees on March 7, 2012 with the expectation that the restructuring would be effective and completed on or about such date. The Company recorded a cash charge for severance and other payroll related termination costs of $1.4 million in the three months ended March 31, 2012, of which, approximately $0.2 million and $1.4 million was paid during the three and six months ended June 30, 2012, respectively. As of June 30, 2012, the Company had $28,000 in accrued restructuring costs remaining for severance and other payroll related termination costs. The Company also recorded an additional non-cash charge of $0.8 million related to inventory and capital equipment write-downs, as well as stock compensation charges for modifications to the impacted employees’ equity awards under the 2000 Stock Incentive Plan and 2007 Stock Plan. Of the total $2.2 million recorded as restructuring charges, $0.6 million was charged to cost of goods sold, $0.2 million was charged to research and development expenses, $1.3 million was charged to selling, general and administrative expenses and $0.1 million was charged to other expenses.

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

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	anticipated development of NGX-1998, including the potential entry of such product candidate into Phase 3 clinical trials;

•

potential benefits of NGX-1998 as compared to Qutenza, including broader sites of application, timing and method of treatment necessary to obtain therapeutic benefits, treatment settings and potential additional indications for treatment;

•	potential benefits of cross application of our development experience with Qutenza for the development of NGX-1998;

•

our plans with regard to the commercialization of Qutenza in the United States and the plans of Astellas Pharma Europe Ltd., or Astellas, for commercialization of Qutenza pursuant to the terms of the Distribution, Marketing Agreement and License Agreement, or the Astellas Agreement;

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

We undertake no obligation to, and expressly disclaim any obligation to, revise or update the forward-looking statements made herein or the risk factors whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, which are more fully described in the section of this quarterly report entitled “Risk Factors”, including, but not limited to, those risks and uncertainties relating to:

•

difficulties or inability to meet our obligations and covenants under our debt arrangements, including our arrangements with Hercules Technology Growth Capital, Inc., or Hercules, and Healthcare Royalty Partners, L.P., or HRP;

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

Our most advanced drug candidate is NGX-1998. NGX-1998 is a topical liquid formulation of high concentration capsaicin that we are developing to treat neuropathic pain conditions. In November 2011, we announced positive top-line results from our Phase 2 clinical study of NGX-1998, in patients with PHN. The 12-week, multicenter, randomized, double-blinded, placebo-controlled clinical trial met its protocol-specified objectives, which include the primary endpoint of a percentage change from baseline as compared to placebo in a patient-reported numeric pain rating scale, score during weeks two through eight of the trial. We believe that the Phase 2 data support moving forward to a NGX-1998 Phase 3 clinical trial. We are presently examining a range of potential indications for NGX-1998, including but not limited to PHN, HIV associated peripheral neuropathy, or HIV-PN, painful diabetic peripheral neuropathy, or DPN, Chemotherapy-induced peripheral neuropathy, and post-traumatic (e.g. surgical) pain. Our decision as to which indications to pursue in Phase 3 clinical trials is expected to be based on a number of criteria including, but not limited to, our assessments of probability of clinical development success, market size and potential regulatory pathways to possible approval.

We believe that NGX-1998 has the potential to represent a significant improvement over Qutenza. To date, the clinical data suggests that NGX-1998 does not require pre-treatment with a topical anesthetic and administration of NGX-1998 for five minutes may provide a similar response to that experienced with Qutenza after a 60-minute application, that is, that a patient may experience meaningful pain relief for up to 12 weeks from that single five minute application. As a result, we believe that NGX-1998 has the potential to be more readily accepted by physicians and may also demonstrate efficacy in a number of neuropathic pain conditions. Additionally, we believe that the liquid formulation represents a more versatile delivery model which is well suited for treating hard to reach places on the body. Further, we believe that our experience in conducting clinical trials with capsaicin and the approval of Qutenza may benefit our efforts to obtain clinical success of NGX-1998. Finally, in May 2011, a patent protecting NGX-1998 was granted in the United States, entitled “Methods and Compositions for Administration of TRPV1 Agonists.” The issued claims include method of use, formulation and system claims. The term of this patent, including Patent Term Adjustment, expires in 2027. We have also received notices of allowance from the U.S. Patent and Trademark Office for another two patent applications relating to NGX-1998. The allowed claims in these applications provide additional layers of protection for NGX-1998. Patents including claims similar to those issued in the United States have also been issued in Canada and Eurasia, and most recently in Japan in June 2012. A similar patent application is also under review in the European Union.

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

Although we are limiting our investment in Qutenza in the United States, Astellas continues to conduct studies with Qutenza for its Licensed Territory for commercialization of Qutenza which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa, which we refer to as the Licensed Territory. Astellas is currently conducting three clinical trials in response to follow up measures requested by the European Medicines Agency. These studies include a long-term safety study in on-label indications and two studies, a long-term safety study and an efficacy study, in patients with DPN. The results of these studies are not expected until sometime in 2013. However, if the DPN clinical trials are successful, we plan to explore the potential for such trials to support further label expansion opportunity in the United States. Additionally, we plan to evaluate the potential for these studies to support a potential regulatory approval for NGV-1998 in the United States.

The Astellas Agreement, described below, provides Astellas an option to exclusively license NGX-1998 in the Licensed Territory. If Astellas was to exercise its option, they would collaborate with us on the Phase 3 clinical trials and share equally in certain of Phase 3 development costs that benefit the regulatory process in their territory. We are also exploring the possibility of a strategic alliance for development and commercialization of NGX-1998 in the United States and, potentially, other world markets.

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

To date, we have not generated any significant product revenue and have funded our operations primarily by selling equity securities, establishing debt facilities and through the Astellas Agreement. Our accumulated deficit as of June 30, 2012 was $322.7 million. We had cash, cash equivalents and short-term investments totaling $21.7 million at June 30, 2012 and during the six months ended June 30, 2012, we used cash of $15.3 million in operating activities. We expect to continue to incur annual operating losses for the foreseeable future as we support the continued availability of Qutenza in the United States and work to complete the NGX-1998 development program.

In April 2010, we borrowed $40.0 million from HRP, and agreed to repay HRP up to $106 million by assigning HRP one hundred percent of royalty, milestone, option and other payments that we may receive under the Astellas Agreement until our repayment obligation is satisfied in full.

In August 2011, we entered into a loan agreement with Hercules Technology Growth Capital, Inc., or Hercules, which includes both a $5.0 million accounts receivable line and a $15.0 million term loan. Under the terms of the loan agreement, the $15.0 million term loan is required to be repaid over the course of the 42-month maturity period, which includes a 12-month interest only period at the beginning of the term. In May 2012 we terminated the $5.0 million accounts receivable line.

In connection with our entry into the loan agreement, we issued to Hercules a warrant for 791,667 shares of our common stock. The warrant has a term of five years, contains a net-exercise provision, and has an exercise price of $1.80 per share. The fair value of the original warrants issued was approximately $1.1 million. In March 2012, we entered into an amendment to the Hercules warrant, in which we amended the covenant with respect to the requirement to maintain our listing on the NASDAQ Global Market. The amendment allows for the NASDAQ Capital Market and certain over the counter markets to be permissible alternative markets on which we can list our shares of common stock. Under the terms of the amendment, the number of shares underlying the warrant was increased to 1,950,000 and the exercise price per share of common stock was reduced to $0.50. Under the Black-Scholes option pricing model, the value of the amended warrant did not result in incremental value. The loan agreement also contains customary negative covenants and is subject to customary events of default, such as a failure to make a scheduled principal or interest payment, insolvency, and breaches of covenants under loan agreement and agreements and instruments entered into in connection with the loan agreement, including covenants in the Hercules warrant. In May 2012, we terminated the accounts receivable line and expensed $0.2 million of the remaining issuance costs and debt discount attributed to the accounts receivable line to interest expense.

In February 2012, we completed a private placement of our common stock under a Securities Purchase Agreement pursuant to which we issued shares of common stock for an aggregate purchase price of $3.0 million, at a per share price of $1.01. The price of each share of common stock is based on the January 31, 2012 consolidated closing bid price of our common stock on the NASDAQ Global Market of $1.01 per share. The total number of shares of common stock issued in connection with the transaction is 2,969,685. The net proceeds to us, after deducting expenses of $0.1 million, were $2.9 million.

We received a notice of market capitalization insufficiency from the NASDAQ Global Market on October 18, 2011 as our market value of listed shares had remained below the $50 million minimum listing requirement for more than 30 consecutive business days. We received notices of additional deficiencies under other NASDAQ listing rules on January 27, 2012 and May 3, 2012 with respect to our minimum bid price and market value of publicly held shares, respectively. The grace period to regain compliance with the minimum market value of listed securities requirement expired on April 16, 2012, and, in connection with such expiration, we requested a hearing with NASDAQ to seek additional time to come into compliance with NASDAQ listing rules. Subsequent to the hearing, we received notice from NASDAQ that it had determined to delist us, and on June 29, 2012 we were de-listed from the NASDAQ Global Market and began to be quoted on the OTC Bulletin Board.

We anticipate that our existing cash will be sufficient to meet our projected operating requirements into 2013.

On April 23, 2012, we received a copy of a complaint, Maritime Asset Management, LLC on Behalf of Itself and All Others Similarly Situated v. NeurogesX, Inc., Anthony A. DiTonno, Stephen F. Ghiglieri and Jeffrey K. Tobias, M.D., filed by Maritime Asset Management, LLC with the United States District Court Southern District of New York against us and certain current and former executive officers. The complaint alleges, among other things, violations of Section 10(b), Section 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, breach of contract, fraud and aiding and abetting arising out of disclosures made prior to the departure of our former Chief Medical Officer and Executive Vice President of Research and Development, Dr. Jeffrey K. Tobias. The challenged disclosures were made in connection with our July 26, 2011 private placement of common stock and common stock warrants and our periodic reports filed pursuant to the Exchange Act from May 9, 2011 through September 27, 2011.

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

Revenue Recognition

Effective January 1, 2011, we adopted the provisions of Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which is included within the Codification as Revenue Recognition-Multiple Element Arrangements, on a prospective basis. Under the provisions of ASU 2009-13, we no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting, and the use of the residual method has been eliminated. We instead use a selling price hierarchy for determining the selling price of a deliverable, which is used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. As of June 30, 2012, we had not applied the provisions of ASU 2009-13 to any of our revenue arrangements as we had not entered into any new, or materially modified any of our existing, revenue arrangements since our adoption of ASU 2009-13. Therefore, there was no material impact on our financial position or results of operations from adopting ASU 2009-13. However, the provisions of ASU 2009-13 could have a material impact on the revenue recognized from any collaboration agreements that we enter into, or materially modify, in future periods.

Product Revenue

In April 2010, we made Qutenza commercially available in the United States to our specialty distributor and specialty pharmacy customers. Under the agreements with our customers, the customers take title to the product upon shipment and only have the right to return damaged product, product shipped in error and expired or short-dated product. As Qutenza was new to the marketplace, we have been recognizing Qutenza product revenues, and related product costs, at the later of:

•	the time the product is shipped by the customer to healthcare professionals, and

•	the date of cash collection.

We believe that healthcare professionals are generally ordering Qutenza in small quantities only after they have identified a patient for treatment. We believe that revenue recognition upon the later of customer shipment to the end user and the date of cash collection is appropriate until we had sufficient data on cash collection and return patterns of our customers. We have been performing additional procedures to further analyze shipments made by our customers by utilizing shipping data provided by our customers to determine when product is shipped by the customers to healthcare professionals and have been evaluating ending inventory levels at our customers each month to assess the risk of product returns. To date, product returns have not been material.

We have established terms pursuant to distribution agreements with our specialty distributor customers providing for payment within 120 days of the date of shipment to our specialty distributor customers and 30 days of the date of shipment to our specialty pharmacy customers. Such distribution agreements have terms ranging from one to three years.

We had gross shipments to our distributor customers of $0.5 million and $1.4 million for the three and six months ended June 30, 2012, respectively, compared to $0.8 million and $1.4 million for the three and six months ended June 30, 2011, respectively. The application of our revenue recognition policy resulted in the recognition of net revenue of $0.8 million and $1.7 million for the three and six months ended June 30, 2012, respectively, compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2011, respectively. Our gross shipments are reduced for chargebacks, certain fees paid to distributors and product sales allowances including allowance for returns and rebates to qualifying federal and state government programs. At June 30, 2012, net deferred product revenues totaled $0.6 million.

Revenue from the Astellas Agreement

In June 2009, we entered into the Astellas Agreement which provides for an exclusive license by us to Astellas for the promotion, distribution and marketing of Qutenza in the Licensed Territory, an option to license NGX-1998, in the Licensed Territory, participation on a joint steering committee and, through a related supply agreement entered into with Astellas, supply of product until direct supply arrangements between Astellas and third-party manufacturers are established, some of which we anticipate to occur in 2012. Revenue under this arrangement includes upfront non-refundable fees and may also include additional option payments for the development of and license to NGX-1998, milestone payments upon achievement of certain product sales levels and royalties on product sales.

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

At the inception of the Astellas Agreement, the upfront license fees were subject to a refund right, which expired upon transfer of our MA, for Qutenza in the European Union to Astellas. In September 2009, the transfer of the MA to Astellas was completed and, therefore, the upfront license fees became non-refundable and revenue recognition of the upfront license fees commenced.

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

For events for which the occurrences are contingent solely upon the passage of time or are the result of the collaborative partner’s performance, the contingent payments will not be accounted for in accordance with the provisions of ASU No. 2010-17, Revenue Recognition-Milestone Method, and will be recognized as revenue when payments are earned, the amounts are fixed or determinable and collectability is reasonably assured.

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

Long-Term Obligations

On April 30, 2010, we entered into a financing agreement with HRP, or the Financing Agreement. Under the terms of the Financing Agreement, we borrowed $40 million from HRP, or the Borrowed Amount, and we agreed to repay such Borrowed Amount together with a return to HRP, out of royalty, milestone, option and certain other payments, collectively, the Revenue Interest, that we may receive under the Astellas Agreement.

The accounting for the Financing Arrangement requires us to make certain estimates and assumptions, including the timing and extent of royalty, milestone, option and other payments to be received from Astellas and an internal rate of return we are to pay to HRP. Changes in the estimated Revenue Interest payments can result in changes in our classification of the current and long-term portions of the amounts payable pursuant to the Financing Agreement, as well as the internal rate of return paid to HRP.

We are also required to make assumptions for the calculation of the estimated fair market value of the long-term obligation disclosed in the footnotes to our financial statements. The key assumptions required for the estimated fair market value calculation are estimates of the amounts and timing of the future royalty revenues and other payments to be received from Astellas, the amount and timing of payments to HRP to repay the Borrowed Amount and an estimated cost of capital.

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

We commenced recording collaboration revenue for the upfront payments from Astellas in 2009, when the upfront payment of $48.8 million received from Astellas became nonrefundable as a result of our transfer of the Qutenza MA to Astellas. We recognized $1.8 million and $3.6 million as collaboration revenue related to the upfront and option payments for the three and six months ended June 30, 2012, respectively, compared to $1.8 million and $3.6 million for the three and six months ended June 30, 2011, respectively. As of June 30, 2012, we have $28.7 million remaining in deferred collaboration revenue which will be recognized on a straight-line basis over the remaining service period of the joint steering committee, which we estimate will expire in June 2016. Under our Supply Agreement with Astellas, we are obligated to supply product, at a contractual price which approximates our cost, until such time as Astellas establishes its own supply relationship.

As of June 30, 2012, Astellas has made Qutenza commercially available in 21 European countries and Astellas has informed us that it is continuing its focus on intensive site training on a country by country basis. We believe that Astellas plans to expand Qutenza availability in the European Union and seek regulatory approvals in certain countries in the remainder of the Licensed Territory in 2012.

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

Our research and development expenses consist of internal and external costs. Our internal costs are primarily employee salaries and benefits, contract employee expense, stock-based compensation expense, allocated facility and other overhead costs. Our external costs are primarily expenses related to the development of product candidates, including formulation development, manufacturing process development, non-clinical studies, clinical trial costs, such as the cost of clinical research organizations and clinical investigators, milestone payments to our licensors in connection with the use of certain intellectual property, and costs associated with preparation and filing of regulatory submissions. Additionally, external and internal costs related to manufacturing and quality assurance activities for production batches of our active pharmaceutical ingredient, patches and cleansing gel, which are destined for commercial sale in the United States, were recorded to research and development expense if purchase of such components occurred prior to FDA approval.

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

The following table reflects the distribution of our research and development costs by development program for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Qutenza	NGX-1998	Unallocated Internal Costs	Total
Three months ended June 30,
2012	$334	$979	$226	$1,539
2011	1,567	2,390	286	4,243

Six months ended June 30,
2012	1,499	2,499	474	4,472
2011	3,016	4,588	596	8,200

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

Comparison of the Three Months Ended June 30, 2012 and 2011

	Three Months Ended
	June 30,		Increase (decrease)
	2012	2011	$	%
	(in thousands, except percents)
Product revenue	$844	$486	$358	74%
Collaboration revenue	2,213	1,997	216	11%
Cost of goods sold	94	147	(53)	(36)%
Research and development expenses	1,539	4,243	(2,704)	(64)%
Selling, general and administrative expenses	3,424	10,350	(6,926)	(67)%
Interest income	11	20	(9)	(45)%
Interest expense and other	(3,484)	(2,330)	1,154	50%

Product Revenue. Due to limited history of product returns and cash collections from our customers (specialty distributors and specialty pharmacies), we recognize revenue for Qutenza at the later of the time our customers ship product to healthcare professionals and cash collections received by us from our customers. We recorded gross shipments of Qutenza to our distributor customers totaling $0.5 million and $0.8 million in the three months ended June 30, 2012 and 2011, respectively. Based on our revenue recognition methodology, we recognized $0.8 million and $0.5 million as Qutenza revenue, respectively, in the three months ended June 30, 2012 and 2011. As a result of our decision in March 2012 to suspend direct promotional activities, we have observed a decrease in end user demand for Qutenza in the U.S. and as a result, we expect that future revenue from U.S. Qutenza sales will be lower. We have deferred product revenue of $0.6 million at June 30, 2012, which is reported net of associated cost of goods sold of $0.1 million in our condensed consolidated balance sheet as of June 30, 2012.

Collaboration Revenue. Collaboration revenue of $2.2 million recorded in the three months ended June 30, 2012 consisted of $1.8 million of the amortization of upfront payments received pursuant to the Astellas Agreement and $0.4 million in royalty income. Collaboration revenue of $2.0 million recorded in the three months ended June 30, 2011 consisted of $1.8 million of the amortization of upfront payments received pursuant to the Astellas Agreement and $0.2 million in royalty income.

Cost of goods sold. Cost of goods sold were $0.1 million for the three months ended June 30, 2012 and 2011. Our expectation of future U.S. Qutenza product revenue is that it may decline over the coming months as a result of our decision to curtail our investment in marketing and sales activity. As a result, gross margins will likely decrease as the fixed costs component of cost of goods sold has a more significant impact on overall gross margins.

Research and Development expenses. Research and development expenses were $1.5 million for the three months ended June 30, 2012, a decrease of $2.7 million, or 64%, compared to $4.2 million for the three months ended June 30, 2011. The decrease was due to lower headcount related expenses of $0.9 million associated with the restructuring plans implemented in March 2012 and October 2011, decreased clinical trial costs of $0.8 million, decreased nonclinical and other development costs of $0.7 million and $0.3 million lower external consulting primarily associated with activities in the 2011 period related to preparation for the FDA advisory committee which took place in the first quarter 2012.

Selling, General and Administrative expenses. Selling, general and administrative expenses were $3.4 million for the three months ended June 30, 2012, a decrease of $6.9 million, or 67%, compared to $10.4 million for the three months ended June 30, 2011. This decrease was related to lower headcount related expenses of $3.9 million associated with the restructuring plans implemented in March 2012 and October 2011 and $3.0 million of reduced marketing activities, materials and contracted services due to our decision to terminate direct promotion of Qutenza in March 2012.

Interest expense. Interest expense was $3.5 million for the three months ended June 30, 2012, as compared to $2.3 million for the three months ended June 30, 2011. This increase was primarily due to interest on the $40 million long-term obligation related to the Financing Agreement entered into with HRP in April 2010 and the loan agreement entered into with Hercules in August 2011. Interest expense on the Financing Agreement continues to accrue at 19%.

Comparison of the Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30,		Increase (decrease)
	2012	2011	$	%
	(in thousands, except percents)
Product revenue	$1,675	$1,062	$613	58%
Collaboration revenue	4,355	4,592	(237)	(5)%
Cost of goods sold	775	255	520	204%
Research and development expenses	4,472	8,200	(3,728)	(45)%
Selling, general and administrative expenses	10,687	20,632	(9,945)	(48)%
Interest income	23	46	(23)	(50)%
Interest expense and other	(6,764)	(4,542)	2,222	49%

Product Revenue. We recorded gross shipments of Qutenza to our distributor customers totaling $1.4 million in both the six month periods ended June 30, 2012 and 2011. Based on our revenue recognition methodology, we recognized $1.7 million and $1.1 million as Qutenza revenue, respectively, in the six months ended June 30, 2012 and 2011.

Collaboration Revenue. Collaboration revenue of $4.4 million recorded in the six months ended June 30, 2012 consisted of $3.6 million of the amortization of upfront payments received pursuant to the Astellas Agreement and $0.7 million in royalty income. Collaboration revenue of $4.6 million recorded in the six months ended June 30, 2011 consisted of $3.6 million of the amortization of upfront payments received pursuant to the Astellas Agreement, $0.6 million of collaboration revenue under our Supply Agreement with Astellas and $0.4 million in royalty income.

Cost of goods sold. Cost of goods sold were $0.8 million for the six months ended June 30, 2012. Cost of goods sold included a charge of $0.6 million, primarily for Qutenza’s active pharmaceutical ingredients incorporated into patches, which we did not expect to sell prior to their expiration date and $0.2 million for the cost of the finished goods sold that were recognized as revenue in the six months ended June 30, 2012 and recognized royalties.

Research and Development expenses. Research and development expenses were $4.5 million for the six months ended June 30, 2012, a decrease of $3.7 million, or 45%, compared to $8.2 million for the six months ended June 30, 2011. The decrease was primarily related to lower clinical trial costs of $1.4 million, decreased headcount related expenses of $1.3 million related to the restructuring plans implemented in March 2012 and October 2011, decreased nonclinical and other development costs of $0.8 million and $0.1 million lower external consulting expenses.

Selling, General and Administrative expenses. Selling, general and administrative expenses were $10.7 million for the six months ended June 30, 2012, a decrease of $9.9 million, or 48%, compared to $20.6 million for the six months ended June 30, 2011. This decrease was to $5.4 million of reduced marketing activities, materials and contracted services, lower headcount related expenses of $3.9 million associated with the restructuring plans implemented in March 2012 and October 2011 and $0.5 million lower legal and other corporate related expenses.

Interest expense. Interest expense was $6.8 million for the six months ended June 30, 2012, as compared to $4.5 million for the six months ended June 30, 2011. This increase was primarily due to interest on the $40 million long-term obligation related to the Financing Agreement entered into with HRP in April 2010 and the loan agreement entered into with Hercules in August 2011. Interest expense on the Financing Agreement continues to accrue at 19%.

Liquidity and Capital Resources

Since our inception through June 30, 2012, we have funded our operations primarily by selling equity securities, establishing debt facilities and through a collaboration agreement with Astellas. In April 2010, we borrowed $40.0 million under a Financing Agreement with HRP. In July 2011, we completed a private placement under a Securities Purchase Agreement which resulted in net cash proceeds of $18.6 million, after deducting total expenses including placement agent fees and other offering-related expenses. In August 2011, we borrowed $15.0 million under a loan agreement with Hercules. In February 2012, we completed a private placement under a Securities Purchase Agreement which resulted in net cash proceeds of $2.9 million, after deducting offering related expenses.

At June 30, 2012, we had approximately $21.7 million in cash, cash equivalents and short-term investments and working capital of $4.6 million, adjusted to exclude the current portion of non-cash deferred revenue of approximately $12.5 million. Our cash and investment balances are generally held in money market funds and obligations of U.S. government agencies. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to capital preservation and liquidity. Further, to reduce portfolio risk, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. Our investment holdings at June 30, 2012 consisted of $15.2 million in government sponsored enterprise debt securities and $6.5 million in cash and money market funds.

Net cash used in operating activities was $15.3 million and $24.4 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in cash used in operating activities resulted primarily from our restructuring activities in October 2011 and March 2012 which substantially reduced our operating expenses for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Net cash provided by investing activities was $9.8 million and $20.4 million for the six months ended June 30, 2012 and 2011, respectively. Investing activities consisted primarily of the purchase, sale and maturity of marketable securities.

Net cash provided by financing activities in the six months ended June 30, 2012 and 2011 was $2.9 million and $0.2 million, respectively. The increase was due to the private placement of our common stock which was completed in February 2012.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the progress of our development programs including the number, size and scope of clinical trials and non-clinical development;

•	the success of the commercialization of our products;

•	the scope and cost of commercial activities including, but not limited to, costs associated with pharmacovigilance and medical affairs activities;

•	the conduct of manufacturing activities;

•	the costs of carrying out our obligations under our commercial arrangement with Astellas;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements that we have or may establish;

•	the costs and timing of seeking regulatory approvals;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights or other legal proceedings; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

If we were to default under the Financing Agreement with HRP, we are obligated to pay to HRP the borrowed amount together with interest accrued thereon from the effective date of the Financing Agreement, to the date of repayment at an internal rate of return equal to the lesser of the 19% rate of interest or the maximum rate permitted by law, less any Revenue Interest payments received by HRP. Under the Financing Agreement, an event of default includes standard insolvency and bankruptcy terms, including a failure to maintain liquid assets equal to at least our liabilities due and payable during the following three months.

To date, we have incurred recurring net losses and negative cash flows from operations, after excluding the upfront cash received from Astellas in 2009. Until we can generate significant cash from our operations, if ever, we expect to continue to fund our operations with existing cash resources, as well as through proceeds from potential additional collaboration agreements, potential royalty monetization transactions, debt facilities or the sale of equity securities. However, we may not be successful in obtaining additional collaboration agreements, in receiving milestone or royalty payments under those agreements, or in obtaining capital from additional equity or debt financings. In addition, we cannot be sure that our existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay or potentially eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect the launch of our product candidates or our ability to continue in business. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. We anticipate that our cash and investments at June 30, 2012 will be sufficient to meet our projected operating requirements into 2013.

Off-balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations

We have issued non-cancellable purchase orders to third-party manufacturers of Qutenza and NGX-1998 for manufacturing, stability and related services including reimbursable amounts from Astellas for the supply of Qutenza based on the Astellas Agreement. These purchase orders totaled $1.4 million as of June 30, 2012 and included $1.0 million for stability and related services, $0.1 million related to Qutenza product manufacturing costs for the U.S. market and NGX-1998 clinical supply development cost, along with $0.3 million in commitments related to supply of Qutenza to Astellas. We plan to record these amounts in our financial statements when title to the applicable materials has transferred to us.

In July 2012, we relocated our corporate headquarters to a facility that better meets our reduced space requirements. This relocation was in conjunction with the expiration of our previous facility sublease which expired on July 31, 2012. Our new corporate headquarters consists of 13,510 square feet of office space. The new sublease was entered into on May 14, 2012, subject to contingencies which were met on June 15, 2012 and includes total base rent of $1.1 million, a period of free rent and rent escalation, all of which are accounted for on a straight-line basis over the lease term. Our new corporate headquarters are leased under a long-term operating lease which expires on March 15, 2015. The sublease agreement includes provisions which require us to pay taxes, insurance, maintenance costs and defined rent increases. There were no other changes to our other operating leases.

The following table summarizes our contractual obligations under our non-cancellable operating leases as of June 30, 2012 (in thousands):

Year Ending December 31,	Operating Leases
2012 (remaining)	$223
2013	427
2014	424
2015	90

Total minimum payments	$1,174

Recently Issued and Adoption of New Accounting Standards

Effective January 1, 2012, we adopted revised guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standards. This guidance eliminated the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. We adopted this guidance during the first quarter of 2012, which had no impact on our financial position, operations, or cash flows.

In May 2011, the Financial Accounting Standards Board issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased disclosures regarding valuation inputs and investment categorization. The adoption of this new accounting guidance in the first quarter of 2012 did not have a material impact on our financial position, operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our Form 10-K for the year ended December 31, 2011 filed with the SEC on March 28, 2012.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 23, 2012, we received a copy of a complaint, Maritime Asset Management, LLC on Behalf of Itself and All Others Similarly Situated v. NeurogesX, Inc., Anthony A. DiTonno, Stephen F. Ghiglieri and Jeffrey K. Tobias, M.D., filed by Maritime Asset Management, LLC with the United States District Court Southern District of New York against us and certain current and former executive officers. The complaint alleges, among other things, violations of Section 10(b), Section 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934 (the “Exchange Act”), breach of contract, fraud and aiding and abetting arising out of disclosures made prior to the departure of our former Chief Medical Officer and Executive Vice President of Research and Development, Dr. Jeffrey K. Tobias. The challenged disclosures were made in connection with our July 26, 2011 private placement of common stock and common stock warrants and our periodic reports filed pursuant to the Exchange Act from May 9, 2011 through September 27, 2011. The complaint states that the plaintiff is seeking monetary damages, but no amounts are specified. Our board of directors and management believe the claims are without merit and intend to vigorously defend against the action.

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

Our success depends substantially on the approval of our most advanced product candidate, NGX-1998, a topical liquid formulation of high concentration capsaicin, for use in certain neuropathic pain conditions. In order to obtain regulatory approval, we will need to demonstrate in Phase 3 clinical trials that NGX-1998 is safe and effective for use in each target indication. The FDA generally requires successful completion of at least two adequate and well-controlled Phase 3 clinical trials for each indication for which we seek regulatory approval. The successful outcome of Phase 3 clinical trials and the required capital expenditure for such trials will depend in part on our ability to successfully design, initiate and complete enrollment and conclude any such trials on a timely basis. We may not have adequate financial or other resources to pursue this product candidate for any indications through the clinical trial process. Additionally, such trials may not achieve positive results, and, even if the results are positive, may not adequately support approval by the FDA. If we fail to complete clinical trials for NGX-1998, or if such clinical trials fail to demonstrate with substantial evidence that NGX-1998 is both safe and effective, we will not be able to obtain regulatory approval to market the product candidate. To date, NGX-1998 has only been tested for efficacy in a single Phase 2 clinical trial in PHN patients. There can be no assurance that the results we obtained in such trial will be replicated in any subsequent trials or that the results obtained in the PHN population would be replicated in other neuropathic pain indications. There can also be no assurance that the clinical trial data for our approved Qutenza product will be relevant or provide any meaningful insight into the design of clinical trials for NGX-1998 or that we will be able to use the clinical trial data from Qutenza with respect to obtaining approval. While we intend to rely on Qutenza data to support the potential approval of NGX-1998, there can be no assurance that we will be able to demonstrate a scientific linkage between the two products or that the FDA will agree that such data can be relied upon for any NGX-1998 regulatory submissions. If we are not successful in completing the necessary clinical trials, or in relying on data from prior clinical trials for Qutenza, for marketing approval of NGX-1998, our ability to generate revenues and our business would be substantially harmed.

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

Currently, we believe that we have sufficient cash reserves to fund operations into 2013. However, our current cash reserves are not sufficient to fully fund Phase 3 development of NGX-1998, and as a result, we will need additional funding to complete the development of this product candidate and to fund operations generally. We are currently seeking to enter potential strategic partnerships related to both NGX-1998 and Qutenza to provide funding for continued development of NGX-1998, support of our commercialization operations with respect to Qutenza, potentially support commercialization for NGX-1998, if approved for marketing, and support funding of general operations. However, there can be no assurance that such a strategic partnership would be completed or on terms that are favorable to us. If we are unable to reach agreement with a potential strategic partner or if a strategic partnership does not provide adequate funding, we would need to obtain additional funding to complete the clinical development of NGX-1998. Raising additional equity capital may be difficult since our share price is near historical lows compared to its trading history, and due to our delisting from the NASDAQ Global Market on June 29, 2012 and currently being quoted on the OTCBB. If we are unable to raise sufficient capital to fund our development programs and operations generally, we will be unable to proceed with the development of NGX-1998 and our business and financial condition will be significantly harmed.

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

To the extent that we raise additional capital by issuing equity securities as we did in July 2011 and February 2012, our existing stockholders’ ownership, voting control or economic rights may be substantially diluted or subordinated. Royalty monetization structures may require us to give up or assign certain rights to certain current and future assets. Any debt financing we enter into may involve covenants that restrict our operations or our ability to enter into other funding arrangements. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

Failure to meet our loan obligations with HRP could adversely affect our financial condition.

Under the terms of our Financing Agreement with HRP, we are subject to certain negative covenants and events of default. Under the Financing Agreement, an event of default includes a covenant to maintain liquid assets equal to expected cash needs during the following three months. If we were to default under the Financing Agreement with HRP we are obligated to immediately pay to HRP the borrowed amount together with interest accrued thereon from the effective date of the Financing Agreement to the date of repayment at an internal rate of return equal to the lesser of the 19% rate of interest or the maximum rate permitted by law, less any payments received by HRP. If we were required to pay the amounts due in the event of default under the HRP Agreement, we would be required to raise additional capital and there can be no assurances that we would be able to do so.

If we do not raise additional capital, we may be forced to delay, reduce or eliminate our development programs or further reduce our commercialization efforts.

Our future capital requirements will depend on, and could increase significantly as a result of many factors, including:

•

the progress of our development programs including the number, size and scope of clinical trials and non-clinical development, including the initiation and conduct of Phase 3 clinical trials for NGX-1998;

•	our ability to meet our obligations under the loan agreement with Hercules and our Financing Agreement with HRP including any liquidity requirements therein;

•	the commercial success of our products and the amount of revenue we generate;

•	the costs of maintaining commercial infrastructure, distribution capabilities and other market support functions such as medical affairs and pharmacovigilance;

•	the conduct of manufacturing activities including the manufacture of commercial product supply and clinical product supply;

•	the costs of carrying out our obligations under our commercial arrangement with Astellas;

•	our ability to establish and maintain strategic collaborations, including licensing, distribution and other arrangements that we have or may establish;

•	the costs and timing of additional regulatory approvals;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs involved in defending against a currently pending legal proceding; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

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

Our product Qutenza® (capsaicin) 8% patch, was approved by the FDA in November 2009 for the management of neuropathic pain associated with PHN. We initially launched Qutenza in April 2010 in the United States with our own commercial sales organization. Over the two years since launch, we invested significant time and cash resources into commercialization of Qutenza. In March 2012, we concluded that we could no longer invest significant resources in Qutenza. As a result, we ceased direct promotion of Qutenza by eliminating our sales force and by reducing our expenses in support of commercial operations. Despite our cost control efforts with respect to Qutenza, the costs of maintaining availability of Qutenza in the market could be greater, and the revenues derived from sales of Qutenza could be less, than we currently anticipate. Further, there are certain ongoing activities that are required for maintaining a pharmaceutical product in the market, such as maintaining a safety database. If the costs of maintaining Qutenza in the market are significantly greater than we expect, or the revenues significantly lower, our business could be seriously harmed and our ability to continue development of NGX-1998 would be adversely affected.

Qutenza and our product candidates, including NGX-1998, may never achieve market acceptance.

The commercial success of Qutenza or any other product candidates we develop including NGX-1998, if approved, will depend on, among other things, acceptance by healthcare professionals, patients and payers. Market acceptance of, and demand for any products that we develop and commercialize will depend on many factors, including:

•	with respect to Qutenza, healthcare professionals and patients willingness and ability to accommodate the time necessary for each Qutenza treatment;

•	our ability to fund the size and scope of sales and marketing activities necessary to support a Qutenza or other potential future products;

•	the effectiveness of our sales and marketing strategies;

•	the ability to obtain adequate pricing and sufficient insurance and other third-party payer coverage and reimbursement;

•	patient acceptance of the treatment procedure, efficacy or safety of Qutenza;

•	availability, relative cost and relative efficacy and safety of alternative and competing treatments;

•	the effectiveness of our or our collaborators’ sales, marketing and distribution strategy;

•	publicity concerning our products or competing products and treatments;

•	potential product recalls; and

•	post marketing approval pharmacovigilance or other studies showing safety issues not seen in previous studies.

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

Any products that we or our contract manufacturers (or others with whom we have development, manufacturing or commercialization arrangements) manufacture or distribute under FDA, EMA or other state or national governmental regulatory approvals are subject to pervasive and continuing regulation by such authorities, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the governmental authorities and are subject to periodic unannounced inspections for compliance with cGMP regulations which impose procedural and documentation requirements upon us and each third-party manufacturer we utilize. This ongoing regulation and evaluation results in an obligation on us to continually evaluate the manufacturing process, the applicability of our analytical methods and the specifications that are used to release product for sale and evaluate long term stability of our product to ensure they continue to meet their objective of ensuring that such processes and methods enable the consistent manufacture of product that meets regulatory approved specifications. This process often results in identification of matters that can result in changes to specifications, analytical methods and manufacturing processes as part of normal and ongoing process improvement or may result in cessation of supply of products. This process can identify matters that can have significant implications including the potential for reduction in applicable product shelf life, suspension of product manufacturing or commercialization, or requirement of product recalls, all of which would have a material adverse effect on us. We are undertaking such ongoing process improvement processes with our contract manufacturers and we cannot assure you that the outcome of such initiatives will not have an adverse effect on our business.

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

Any of these factors could result in insufficient supply of Qutenza to meet demand which would have a significant impact on our financial results and adversely impact any revenues we may derive from Qutenza. With respect to NGX-1998, any of these factors could result in insufficient supply of product to conduct clinical trials, inability to manufacture or a delay in the manufacture of registration and validation batches of NGX-1998 which are required to gain regulatory approval and ultimately provide commercially available product, if approved. With respect to NGX-1998, such factors could result in significant delay or suspension of clinical trials, regulatory submissions, or receipt of required approvals, all of which could significantly harm our business.

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

The Astellas Agreement provides for Astellas to be responsible for conducting certain studies for Qutenza in the European Union, both to satisfy post-marketing commitments that were made in conjunction with the Qutenza MA in the European Union and to carry out in support of Astellas’ commercialization plans for Qutenza in the Licensed Territory. Astellas has now commenced four studies in this regard. The planning and execution of these studies is primarily the responsibility of Astellas, and may not be carried out in accordance with our indicated preferences, or may yield results that are detrimental to Astellas’ sales of Qutenza in the Licensed Territory or detrimental in our efforts to develop or commercialize Qutenza outside the Licensed Territory, including in the United States. We have requested that Astellas design such studies with a view toward having the resulting data be supportive of regulatory and commercial efforts in both the European Union and the United States, such as potential label expansion studies that may be carried out with respect to use of Qutenza to treat pain associated with DPN. However, such studies may have limited or no utility to support such efforts and may negatively impact our revenues.

Within the Licensed Territory, regulatory approval for Qutenza has been obtained within the European Economic Area, Switzerland, Georgia, Turkmenistan, Armenia, Azerbaijan, Belarus, Kyrgyzstan, Moldova, Tajikistan and Mongolia. Other regulatory jurisdictions in the Licensed Territory may require further clinical and manufacturing activities to gain approval for sales of Qutenza in these countries. There can be no assurance that these activities will be successful and that approval in these countries will be obtained in a timely manner, if at all. Further, there can be no assurance that such clinical or manufacturing activities will not negatively impact the regulatory processes in the European Economic Area, United States or other markets where regulatory approval of Qutenza may have been obtained or may be in the process of being sought.

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

Even if regulatory approval to market a particular product candidate is obtained, the approval could be conditioned on conducting additional costly post-approval studies or could limit the indicated uses included in such product’s labeling. For example, the Qutenza MA owned by Astellas in the European Union requires the conduct of certain post-authorization follow up measurers including ongoing evaluations of safety of Qutenza’s use in the labeled indications, as well as clinical evaluation in patients with DPN. These studies, which are funded by Astellas pursuant to the Astellas Agreement, may prove difficult and expensive to complete and their results may identify safety, efficacy or other issues related to Qutenza’s use that could hinder or prevent commercialization efforts. Moreover, the product may later be found in the course of these studies or through our pharmacovigilance programs to cause adverse effects that limit its use, force us or our partner to withdraw it from the market or impede or delay the ability to obtain regulatory approvals in additional countries.

We are subject to various statutes and regulations pertaining to the marketing of our products.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on inducing, facilitating or encouraging submission of false claims to government programs and prohibitions on the offer of payment or acceptance of kickbacks or other remuneration for the purchase of Qutenza. Specifically, these anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, or pay any remuneration in exchange for purchasing, leasing or ordering any service or items including the purchase or prescription of a particular drug for which payment may be made under a federal healthcare program. Because of the sweeping language of the federal anti-kickback statute, many potentially beneficial business arrangements would be prohibited if the statute were strictly applied. To avoid this outcome, the U.S. Department of Health and Human Services has published regulations – known as “safe harbors” – that identify exceptions or exemptions to the statute’s prohibitions. Arrangements that do not fit within the safe harbors are not automatically deemed to be illegal, but must be evaluated on a case-by-case basis for compliance with the statute. We seek to comply with anti-kickback statutes and if possible to fit within one of the defined “safe harbors”; we are unaware of any violations of these laws. However, due to the breadth of the statutory provisions and the absence of uniform guidance in the form of regulations or court decisions, there can be no assurance that our practices will not be challenged under anti-kickback or similar laws. Violations of such restrictions may be punishable by significant civil or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from U.S. federal healthcare programs (including Medicaid and Medicare). Any such violations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•

manufacturing issues which may include delays in selecting and qualifying potential manufacturers of a product candidate, inability to supply sufficient quantities of a product candidate, delays or inability to achieve sufficient stability data to support a clinical trial program; and

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

Finally, our discussions with potential or actual development and commercialization partners for NGX-1998 could result in significant delays in our planned timing of clinical trial initiation and may significantly change other elements of our current development plan. Additionally, our inability to raise sufficient capital to complete our planned clinical development program could significantly delay trial initiation or cause us to change our development plans. Any of these changes could result in delays, increased cost and changes to the potential probability of a successful outcome of our development program, any of which could negatively impact our business.

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

Qutenza competes, and NGX-1998 will compete, if approved for marketing, against more established products marketed by large pharmaceutical companies with far greater name recognition and resources than we or Astellas have. The most directly-competitive currently-marketed products in the United States are Lidoderm, an FDA-approved 5% lidocaine topical patch for the treatment of PHN marketed by Endo Pharmaceuticals, and Lyrica, an oral anti-convulsant, marketed by Pfizer for use in the treatment of PHN. In January 2011, Depomed Inc. received FDA approval for Gralise, a formulation of gabapentin that is a once daily tablet for the treatment of PHN. In addition to these branded drugs, the FDA has approved gabapentin (Neurontin) for use in the treatment of PHN. Gabapentin is marketed by Pfizer and multiple generic manufacturers, and is the most widely-prescribed drug in the United States for treatment of neuropathic pain. Pfizer has also received FDA approval for Lyrica for the treatment of DPN, fibromyalgia, epilepsy and general anxiety disorder. Additionally, a number of products that are approved for other diseases are used by physicians to treat PHN.

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

We may not be able to maintain orphan drug exclusivity for Qutenza in PHN and HIV-PN [or obtain orphan designation in additional indications or product candidates].

The FDA has granted us orphan drug status with regard to Qutenza for the management of neuropathic pain in patients with PHN and, as a consequence, Qutenza is entitled to orphan exclusivity—that is, for seven years, or until November 2016, the FDA may not approve any other application to market the same drug for the same indication, except in very limited circumstances. Additionally, the FDA has granted us orphan drug status for HIV-PN, an indication for which we currently do not have an FDA-approved product. Orphan drug designation previously granted may be withdrawn under certain circumstances. Further, we may not be able to maintain orphan drug exclusivity if a competitive product based on the same active compound is shown to be clinically superior to our product. Although obtaining FDA approval to market a product with orphan exclusivity can be advantageous, there can be no assurance that it would provide us with a significant commercial advantage. Additionally, should we proceed with development of NGX-1998 in PHN and seek approval from the FDA for this new formulation of Qutenza prior to the expiration of the Qutenza orphan exclusivity period, unless an exception applies or there is a waiver of orphan drug exclusivity, there can be no assurance that the FDA would agree to review that application until the expiration of the Qutenza exclusivity period.

Additional clinical trials of Qutenza may not support label expansion for Qutenza for such indication, which would adversely impact our long-term success.

We have not prepared for or conducted any Qutenza clinical trials for indications other than PHN, HIV-PN and DPN. Generally, two successful Phase 3 clinical trials are required to obtain regulatory approval in the U.S. We have conducted two Phase 3 clinical trials with Qutenza for patients with HIV-PN, one of which met its primary endpoint and one which did not meet its primary endpoint. Given that only one HIV-PN controlled study met its primary endpoint and that the pre-specified analysis plan in that study did not allow for examination of the proposed recommended dose, the FDA did not accept the data submitted as sufficient for approval of the HIV-PN indication under the sNDA we submitted with respect to such indication. We have also conducted one Phase 2 clinical trial that evaluated the use of Qutenza in patients with DPN. DPN represents a much larger market opportunity than either PHN or HIV-PN, and unless required clinical trials are successfully completed and regulatory approvals are obtained for the use of Qutenza for DPN patients, Qutenza will not be marketable for this indication in the United States and the European Union and possibly in other countries. If this occurs, our long-term ability to succeed may be significantly and negatively impacted. We believe that to market Qutenza in the United States for DPN, we may have to conduct two successful Phase 3 trials and we may be required to perform additional safety studies. In connection with the lower than expected sales of Qutenza for treatment of pain associated with PHN, we are currently not planning to pursue additional studies in DPN or HIV-PN. Although Astellas is pursuing clinical trials in DPN, there can be no assurance that the results of such trials would support label expansion of Qutenza in the European Union or support any efforts to seek label expansion in the United States.

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

We have incurred operating and net losses each year since our inception in 1998. Our net loss for the three and six months ended June 30, 2012 was approximately $5.4 million and $16.6 million, respectively, and as of June 30, 2012 we had an accumulated deficit of approximately $322.7 million. We had cash, cash equivalents and short-term investments totaling $21.7 million at June 30, 2012, and for the six months ended June 30, 2012, we used $15.3 million in operating activities. We expect to continue to incur losses for several years, as we commercialize Qutenza and continue other research and development activities, including with respect to NGX-1998. If Qutenza or NGX-1998, if approved, do not achieve market acceptance in the United States or the European Union, we will not generate significant product related revenue. We cannot assure you that we will be profitable even if Qutenza is successfully commercialized or if NGX-1998 is successfully developed and commercialized. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

Risks Related to our Intellectual Property

The commercial success, if any, of NGX-1998 and Qutenza depends, in part, on the rights we have under certain patents.

The commercial success of NGX-1998 depends in part on a granted patent in the United States and a pending patent application in the European Union. The issued patent in the United States is entitled “Methods and Compositions for Administration of TRPV1 Agonists.” The commercial success, if any, of Qutenza depends, in part, on a patent granted in the United States and device patents granted in Canada, Hong Kong and certain countries of Europe concerning the use of a dermal delivery system for prescription strength capsaicin delivery for the treatment of neuropathic pain. We exclusively license these patents from the University of California. We do not currently own, and do not have rights under this license to any issued patents that cover Qutenza outside Europe, Hong Kong, Canada and the United States. Although we have filed for an extension of the term for one of the patents licensed from the University of California, there can be no assurance that such extension will be granted. In addition to other patents and patent applications which have been licensed under our agreements with third-party manufacturers, including the issued patents and pending applications licensed under our commercial supply agreement for Qutenza, we also exclusively license a method patent granted in the United States from the University of California concerning the delivery of prescription strength capsaicin for the treatment of neuropathic pain. If we lose the rights to use, or lose any exclusivity with respect to those patents we have an exclusive license to, we would be exposed to a greater risk of direct or other competition which could materially harm our business.

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

Risks Related to an Investment in our Common Stock

Our common stock is quoted on an over the counter market and, as a result, holders of our securities may have limited access to information or liquidity with respect to such securities and accordingly our share price and access to financing may suffer.

On June 29, our shares of common stock were de-listed from the NASDAQ Global Market as a result of our inability to maintain certain listing requirements, and immediately started being quoted on the OTCBB.

Because our shares are quoted on the OTCBB, an over the counter market, there may be limited availability of market price information and analyst coverage for our shares and investors’ interest in our securities may be limited. Also, being quoted in an over the counter marker has an adverse effect on the trading market and prices for our shares and our ability to issue additional securities or to secure additional financing. As over the counter quoted securities, our shares may be subject to certain “penny stock” regulations under U.S. securities laws that could require, among other things, broker/dealers to satisfy special sales practice requirements, including making individualized written suitability determinations, receiving a purchaser’s written consent prior to any transaction, and delivery of a disclosure document explaining the nature and risks of the penny stock market. Securities that are listed in over the counter markets are also subject to trading restrictions under state securities laws, commonly referred to as blue sky laws. Further, because our shares are quoted on an over the counter market, we cannot utilize certain short form registration statements for financing transactions, and primary issuances of securities by us may also be subject to state blue sky laws, which, in either case, may hinder or prevent us from using certain financing structures for raising capital. These, and other, risks associated with trading, or otherwise investing, in over the counter market securities have led certain institutional and other investors to have policies or other prohibitions against investing in such securities. As a result of these and other factors, our shareholders will have limited information and liquidity in our securities and we may be hindered or prevented from raising additional capital in already challenging capital markets.

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

The stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	failure to meet market expectations with respect to the launch of Qutenza by us in the United States and by Astellas in the European Union;

•	inability of us and Astellas to successfully commercialize Qutenza in the United States and the Licensed Territory, respectively;

•	delays or failure of Astellas to elect to opt-in to the NGX-1998 development plan;

•	results from and any delays related to the clinical trials for NGX-1998;

•	results from interactions with the FDA and the impact those interactions may have on our planned development strategies for NGX-1998;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	our shares being quoted on the OTCBB, and a resulting lack of liquidity and analyst coverage;

•	the success or failure of our partnering efforts for Qutenza and NGX-1998, and the commercial terms of such a partnership, if completed, which may be inconsistent investor expectations;

•	potential inability to preserve or raise sufficient capital to maintain our operations;

•	potential negative stock market reaction in the event we raise or attempt to raise additional equity capital;

•	failure to meet revenue estimates and revenue growth rates;

•	actual or anticipated quarterly variations in our results of operations or those of our collaborators or competitors;

•	third-party healthcare reimbursement policies or determinations;

•	product recalls, reported incidents of unanticipated adverse effects with respected to Qutenza, or other negative publicity related to Qutenza;

•	general economic conditions and slow or negative growth of our expected markets;

•	delay in entering, or termination of, strategic partnership relationships;

•	our ability to meet our obligation under the Financing Agreement with HRP including liquidity maintenance requirements;

•	our ability to meet our obligation under the loan from Hercules;

•	failure or delays in entering additional product candidates into clinical trials;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock or the discontinuation of one or more securities analysts’ research coverage for our stock;

•	inclusion in or removal from stock indices such as the Russell 3000;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	changes in governmental statutes or regulations or in the status of our regulatory approvals;

•	market conditions in the life sciences sector; and

•	any major change in our board or management.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and their affiliates and 5% stockholders beneficially own or control approximately 79% of the outstanding shares of our common stock as of June 30, 2012 (after giving effect to the exercise of all of their outstanding vested options and warrants exercisable within 60 days of such date). Accordingly, these executive officers, directors and their affiliates and significant stockholders acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, as well as new rules implemented by the SEC. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits have been filed with this report:

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(3)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(4)	Amendment No. 2 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of August 5, 2010.

4.5(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.6(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.9(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.10(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.11(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.12(3)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.13(3)	Form of Warrant to Purchase Common Stock.

4.14(5)	Registration Rights Agreement dated July 21, 2011.

4.15(5)	Form of Warrant to Purchase Common Stock issued on July 21, 2011.

4.16(6)	Warrant Agreement between NeurogesX, Inc. and Hercules Technology Growth Capital, Inc., dated as of August 5, 2011.

Exhibit Number	Exhibit Title

4.17(7)	First Amendment to Warrant Agreement between NeurogesX, Inc. and Hercules Technology Growth Capital, Inc., dated as of March 26, 2012.

4.18(8)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of January 31, 2012.

10.1†	Settlement, Release and Patent Assignment Agreement by and between NeurogesX, Inc., The Regents of the University of California, Marco Pappagallo and Peter Staats, dated April 3, 2012.

10.2†	Amendment Number Four to Exclusive License Agreement by and between The Regents of the University of California and NeurogesX, Inc., dated April 3, 2012.

10.3	Sublease by and between Oracle America, Inc. and NeurogesX, Inc., dated May 14, 2012.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.LAB	XRBL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2012.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2011.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2011.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2012.
(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2012	NEUROGESX, INC.
(Registrant)

/s/ Ronald A. Martell
Ronald A. Martell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen F. Ghiglieri
Stephen F. Ghiglieri
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with this report:

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(3)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(4)	Amendment No. 2 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of August 5, 2010.

4.5(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.6(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.9(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.10(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.11(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.12(3)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.13(3)	Form of Warrant to Purchase Common Stock.

4.14(5)	Registration Rights Agreement dated July 21, 2011.

4.15(5)	Form of Warrant to Purchase Common Stock issued on July 21, 2011.

4.16(6)	Warrant Agreement between NeurogesX, Inc. and Hercules Technology Growth Capital, Inc., dated as of August 5, 2011.

Exhibit Number	Exhibit Title

4.17(7)	First Amendment to Warrant Agreement between NeurogesX, Inc. and Hercules Technology Growth Capital, Inc., dated as of March 26, 2012.

4.18(8)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of January 31, 2012.

10.1†	Settlement, Release and Patent Assignment Agreement by and between NeurogesX, Inc., The Regents of the University of California, Marco Pappagallo and Peter Staats, dated April 3, 2012.

10.2†	Amendment Number Four to Exclusive License Agreement by and between The Regents of the University of California and NeurogesX, Inc., dated April 3, 2012.

10.3	Sublease by and between Oracle America, Inc. and NeurogesX, Inc., dated May 14, 2012.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.LAB	XRBL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2012.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2011.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2011.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2012.
(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2012.