Form 10-Q
period 2012-09-30
NeurogesX Inc
filed 2012-11-14
CIK 1385830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of common stock, $0.001 par value, outstanding as of October 31, 2012 was 33,333,119.

NEUROGESX, INC.

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NeurogesX, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$7,955	$9,148
Short-term investments	9,544	25,161
Trade receivable	446	1,166
Receivable from collaborative partner	67	502
Inventories	53	654
Prepaid expenses and other current assets	1,120	1,364
Restricted cash	160	160

Total current assets	19,345	38,155

Property and equipment, net	264	547
Restricted cash	50	251
Other assets	343	274

Total Assets	$20,002	$39,227

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Accounts payable	$380	$1,321
Accrued compensation	933	2,084
Accrued research and development	284	282
Other accrued expenses	903	2,245
Deferred product revenue, net	364	1,075
Deferred collaborative revenue	7,242	7,261
Long-term obligations - current portion	8,402	4,829

Total current liabilities	18,508	19,097
Non-current liabilities
Deferred collaborative revenue	19,681	25,098
Other long-term liabilities	162	146
Long-term obligations, net of current portion	64,722	62,746

Total non-current liabilities	84,565	87,990
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares — 10,000,000, none issued and outstanding
Common stock, $0.001 par value:	33	30
Authorized shares — 100,000,000 at September 30, 2012 and December 31, 2011
Issued and outstanding shares — 33,329,119 at September 30, 2012 and 29,897,186 at December 31, 2011
Additional paid-in capital	243,427	238,181
Accumulated other comprehensive income	1	1
Accumulated deficit	(326,532)	(306,072)

Total stockholders’ deficit	(83,071)	(67,860)

Total liabilities and stockholders’ deficit	$20,002	$39,227

Note: Amounts have been derived from the December 31, 2011 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

NeurogesX, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net product revenue	$583	$763	$2,258	$1,825
Collaborative revenue	2,251	2,128	6,606	6,720

Total revenues	2,834	2,891	8,864	8,545

Operating expenses:
Cost of goods sold	72	279	847	534
Research and development	1,326	2,953	5,798	11,154
Selling, general and administrative	2,776	8,239	13,463	28,871

Total operating expenses	4,174	11,471	20,108	40,559

Loss from operations	(1,340)	(8,580)	(11,244)	(32,014)
Interest income	8	15	31	61
Interest expense	(2,475)	(2,799)	(9,163)	(7,298)
Other (expense) income, net	(8)	(11)	(84)	(53)

Net loss	$(3,815)	$(11,375)	$(20,460)	$(39,304)

Basic and diluted net loss per share	$(0.11)	$(0.43)	$(0.63)	$(1.89)

Shares used to compute basic and diluted net loss per share	33,244	26,372	32,703	20,746

See accompanying notes to condensed consolidated financial statements.

NeurogesX, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(3,815)	$(11,375)	$(20,460)	$(39,304)
Unrealized gain (loss) on short-term investments	2	(12)	—	(1)

Comprehensive loss	$(3,813)	$(11,387)	$(20,460)	$(39,305)

See accompanying notes to condensed consolidated financial statements.

NeurogesX, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities
Net loss	$(20,460)	$(39,304)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	242	279
Amortization of debt issuance costs and accretion of debt discount	1,595	246
Amortization of investment premiums	229	576
Stock-based compensation expense	1,708	2,248
Loss on disposal of property and equipment	114	—
Changes in operating assets and liabilities:
Restricted cash	201	—
Trade receivables	720	(470)
Receivable from collaborative partner	435	12
Inventories	601	86
Prepaid expenses and other current assets	(53)	253
Other assets	(97)	—
Accounts payable	(941)	216
Accrued compensation	(1,151)	103
Accrued research and development	2	(13)
Accrued interest payable on long-term obligations	5,283	6,302
Deferred product revenue, net	(711)	394
Deferred collaborative revenue	(5,436)	(5,416)
Deferred rent	(82)	(127)
Other accrued expenses	(1,184)	362

Net cash used in operating activities	(18,985)	(34,253)

Investing activities
Purchases of short-term investments	(15,947)	(30,200)
Proceeds from maturities of short-term investments	31,334	28,250
Proceeds from sales of short-term investments	—	7,104
Purchases of property and equipment	(73)	(109)

Net cash provided by investing activities	15,314	5,045

Financing activities
Proceeds from issuance of long-term obligations	—	14,820
Proceeds from issuance of common stock, net	2,919	17,909
Proceeds from issuance of warrants	—	822
Payment of long-term obligations	(441)	—
Payment of debt issuance costs	—	(212)

Net cash provided by financing activities	2,478	33,339

Net (decrease) increase in cash and cash equivalents	(1,193)	4,131
Cash and cash equivalents, beginning of period	9,148	8,705

Cash and cash equivalents, end of period	$7,955	$12,836

Non-cash financing activities
Contingent put option liability	$—	$146

Warrant issuances in connection with private equity placement and debt financing	$574	$7,016

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

The Company’s first commercial product, Qutenza®, became commercially available in the United States and in certain European countries in the first half of 2010. Qutenza is a dermal delivery system designed to topically administer capsaicin to treat certain neuropathic pain conditions and was approved by the Food and Drug Administration (the “FDA”), in November 2009 for the management of neuropathic pain associated with postherpetic neuralgia (“PHN”). Qutenza is the first prescription strength capsaicin product approved in the United States. Qutenza is also approved in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults. The Company’s most advanced product candidate, NGX-1998, is a topically applied liquid formulation containing a high concentration of capsaicin designed to treat pain associated with neuropathic pain conditions. NGX-1998 has completed three Phase 1 clinical trials and one Phase 2 clinical trial in PHN patients. In August 2012, the Company completed its End of Phase 2 interaction with the FDA and based on that interaction, the Company is preparing to initiate its Phase 3 development program for NGX-1998.

In March 2012, the Company focused its resources on advancing NGX-1998 into a Phase 3 clinical trial. To do so, the Company significantly restructured its operations, including eliminating direct promotion in the U.S., and most sales and marketing expenditures in support of Qutenza, while continuing to maintain product availability of Qutenza for patients and physicians. See Note 10 for further discussion. The Company is evaluating the potential to license Qutenza to a commercialization partner in the United States and in other territories of the world outside of the Astellas Licensed Territory.

In May 2009, Qutenza received a marketing authorization (“MA”), in the European Union for the treatment of peripheral neuropathic pain in non-diabetic adults, either alone or in combination with other medicinal products for pain. In June 2009, the Company entered into a Distribution, Marketing and License Agreement (the “Astellas Agreement”) with Astellas Pharma Europe Ltd. (“Astellas” or “Collaboration Partner”), under which Astellas was granted an exclusive license to commercialize Qutenza in the European Economic Area, which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa (“Licensed Territory”). Qutenza was made available on a country by country basis commencing in April 2010 and by September 30, 2012, was available in 22 European countries.

As a result of the Company’s insufficient market capitalization, its common stock was de-listed from the NASDAQ Global Market on June 29, 2012 and began to be quoted on the OTC Bulletin Board.

To date, the Company has incurred recurring net losses and negative cash flows from operations, after excluding the upfront cash received from Astellas in 2009. Until the Company can generate significant cash from its operations, if ever, the Company expects to continue to fund its operations with the sale of equity securities, existing cash resources, proceeds from one or more collaboration agreements, as well as potentially through royalty monetization or debt financing. However, the Company may not be successful in obtaining additional financing through the sale of equity securities or collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders. Having insufficient funds and/or insufficient staff with necessary knowledge may require the Company to delay or potentially eliminate some or all of its development programs, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than it would otherwise choose. Failure to obtain adequate financing also may adversely affect the Company’s business plans in general, limit its ability to execute on its chosen business plans and affect its ability to continue in business. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict its ability to operate its business. The Company anticipates that its existing cash will be sufficient to meet its projected operating requirements into 2013.

The Company was incorporated in California as Advanced Analgesics, Inc. on May 28, 1998 and changed its name to NeurogesX, Inc. in September 2000. In February 2007, the Company reincorporated into Delaware. The Company is located in San Mateo, California. Substantially all of the Company’s assets are located within the United States with the exception of its inventory which is located at certain third party manufacturers.

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

Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

The Company believes healthcare professionals are generally ordering Qutenza in small quantities only after they have identified a patient for treatment. The Company believes that revenue recognition upon the later of customer shipment to the end user and the date of cash collection is appropriate. The Company has been performing additional procedures to further analyze shipments made by its customers by utilizing shipping data provided by its customers to determine when product is shipped by customers to healthcare professionals and are evaluating ending inventories at the Company’s customers each month to assess the risk of product returns. To date, product returns have not been material.

The Company continues to support a distribution network to allow healthcare providers to access Qutenza through a specialty distributor and specialty pharmacies.

The Company has established terms pursuant to distribution agreements with its customers providing for payment within 120 days of the date of shipment to its specialty distributor customers and 30 days of the date of shipment to its specialty pharmacy customers. Such distribution agreements generally have a term of three years.

The Company had gross shipments to its distributor customers of $0.3 million and $1.7 million for the three and nine months ended September 30, 2012, respectively, compared to $1.0 million and $2.4 million for the three and nine months ended September 30, 2011, respectively. The application of the Company’s revenue recognition policy resulted in the recognition of net revenue of $0.6 million and $2.3 million for the three and nine months ended September 30, 2012, respectively, compared to $0.8 million and $1.8 million for the three and nine months ended September 30, 2011, respectively. The Company’s gross shipments are reduced for chargebacks, certain fees paid to distributors and product sales allowances including allowance for rebates to qualifying federal and state government programs. At September 30, 2012, net deferred product revenues totaled $0.4 million.

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

Significant management judgment is required in determining the level of effort required under a multiple-element arrangement and the period over which the performance obligations are estimated to be completed. In addition, if the Company is involved in a joint steering committee as part of a multiple-element arrangement that is accounted for as a single unit of accounting, an assessment is made as to whether the involvement in the steering committee constitutes a performance obligation or a right to participate.

Revenue recognition of non-refundable upfront license fees commences when there is a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and there are no further performance obligations under the license agreement.

The Company views the Astellas Agreement and related agreements, as a multiple-element arrangement with the key deliverables consisting of an exclusive license to Qutenza in the Licensed Territory, to conduct certain development activities in the event Astellas exercises their option for NGX-1998, participation on a joint steering committee and supply of Qutenza components to Astellas until such time that Astellas can establish a direct supply relationship with product vendors. The Company entered into the Astellas Agreement in June 2009 and thus, prior to its January 1, 2011 adoption of ASU No. 2009-13. Accordingly, because not all of these elements have both standalone value and objective and reliable evidence of fair value, the Company is accounting for such elements as a single unit of accounting. Further, the agreement provides for the Company’s mandatory participation in a joint steering committee, which the Company believes represents a substantive performance obligation and also the estimated last delivered element under the Astellas Agreement and related agreements. Therefore, the Company is recognizing revenue associated with upfront payments and license fees ratably over the term of the joint steering committee performance obligation. The Company estimates this performance obligation will be delivered ratably through June 2016.

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

Cost of Goods Sold

Cost of goods sold includes costs to procure, manufacture and distribute Qutenza including certain shipping and handling costs incurred in the distribution channel, as well as royalties payable to The Regents of the University of California and Lohmann Therapie-Systeme AG. Cost of goods sold associated with deferred product revenue is deferred and recognized in the same period as the associated product revenue. During the three and nine months ended September 30, 2012, the Company recorded a charge to cost of goods sold of less than $0.1 million and $0.6 million, respectively, for Qutenza patches that the Company does not expect to sell prior to their expiration date, primarily as a result of the Company’s decision to eliminate direct promotion efforts of Qutenza in March 2012. The write-down of excess inventory recorded to cost of goods sold during the three and nine months ended September 30, 2011 was $0.2 million and $0.3 million, respectively. At September 30, 2012, the Company had deferred cost of goods sold of $0.1 million, which is included in deferred product revenue, net on the Company’s condensed consolidated balance sheets.

Trade Receivables

Trade accounts receivable are recorded net of allowances, such as customer chargebacks related to government rebate programs and doubtful accounts. For qualified government rebate programs that can purchase the Company’s products through its customers at a lower contractual government price, its customers charge back to the Company the difference between their acquisition cost and the lower contractual government price, which the Company records against accounts receivable. Estimates for customer chargebacks for government rebates are based on contractual terms, historical trends and the Company’s expectations regarding the utilization rates for these programs. The Company’s estimate for allowances for doubtful accounts is determined based on existing contractual payment terms, historical payment patterns of its customers and individual customer circumstances. To date, the Company has determined that an allowance for uncollectible accounts receivable is not required. The Company does not require collateral in support of its trade receivables.

Inventories

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consist of raw materials, work-in-process and finished goods. Raw materials include certain starting materials used in the production of the active pharmaceutical ingredient of Qutenza. Work-in-process includes the bulk inventory of the active pharmaceutical ingredient, patches and cleansing gel of Qutenza that are in the process of being manufactured or have completed manufacture and are awaiting final packaging, including related internal labor and overhead costs. Finished goods include the final packaged kits that contain the Qutenza patch and cleansing gel and that are ready for commercial sale. On a quarterly basis, the Company analyzes its inventory levels against forecasted sales volumes, which are subject to change, and writes down inventory that is obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenue during the products’ applicable shelf life. As a result of the Company’s re-organization in March 2012 which resulted in a significant reduction of its expected revenue for United States Qutenza sales, the Company recorded a write-down of inventory of less than $0.1 million and $0.6 million in the three and nine months ended September 30, 2012, respectively. The write-down of excess inventory recorded to cost of goods sold during the three and nine months ended September 30, 2011 was $0.2 million and $0.3 million, respectively. Expected inventory requirements based on forecasted product revenue are subject to significant judgment and management estimate. The Company expects that its sales forecast will change over time and thus it will continue to review the quantities of inventories on hand compared to the sales forecast.

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

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(3,815)	$(11,375)	$(20,460)	$(39,304)

Denominator:
Weighted-average common shares outstanding	33,244	26,372	32,703	20,746

Basic and diluted net loss per share	$(0.11)	$(0.43)	$(0.63)	$(1.89)

Common stock equivalents not included in diluted net loss per share because their effect will be anti-dilutive are as follows (in thousands):

	September 30,
	2012	2011
Options to purchase common stock	4,728	4,236
Restricted stock units	501	902
Warrants outstanding	9,091	7,932

	14,320	13,070

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

The Company commenced recognizing revenue related to the upfront and option payments upon transfer of the MA for Qutenza to Astellas, which occurred in September 2009. The Company recognized $1.8 million and $5.4 million as collaboration revenue related to the upfront and option payments for the three and nine months ended September 30, 2012, respectively, compared to $1.8 million and $5.4 million for the three and nine months ended September 30, 2011, respectively. As of September 30, 2012, the Company had deferred revenue totaling $26.9 million, of which $7.2 million is reflected as current. The Astellas upfront license fee and option payments are accounted for as a single unit of accounting, and accordingly, such payments are being recognized ratably through June 2016, which is the Company’s estimate of its substantive performance obligation period related to the joint steering committee. Subsequent option exercise payments received, if any, are expected to be recognized ratably over the remaining estimated period of performance.

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

For the three and nine months ended September 30, 2012, there were less than $0.1 million in product supply transactions, net of direct costs incurred, included in collaboration revenue, compared to zero and $0.6 million for the three and nine months ended September 30, 2011, respectively.

For the three and nine months ended September 30, 2012, the Company recognized $0.4 million and $1.2 million, respectively, in royalty revenue related to the Astellas Agreement, compared to $0.3 million and $0.7 million for the three and nine months ended September 30, 2011, respectively. The Company recognizes royalty revenue from Astellas on a one quarter lag basis.

University of California

In October 2000 and as amended, the Company licensed multiple patents in various jurisdictions, including a method patent, from the University of California (“UC”) (the “U.C. License Agreement”) for prescription strength capsaicin for neuropathic pain. Under the terms of the agreement, the Company is required to pay royalties on net sales of the licensed product up to a maximum of $1.0 million per annum as well as a percentage of upfront and milestone payments received by the Company from sublicensing the Company’s rights under the agreement (“Sublicense Fee”). The Company recognized $4,000 and $13,000 in royalty expense due to UC for the three and nine months ended September 30, 2012, respectively, related to Qutenza product sales in the United States, as compared to $4,000 and $10,000 for the three and nine months ended September 30, 2011, respectively.

On April 3, 2012, the Company entered into a Settlement, Release and Patent Assignment Agreement with two individuals (the “Settlement Agreement”) related to the U.C. License Agreement. Under the terms of the Settlement Agreement, the Company obtained from these individuals certain releases and covenants not to sue and an assignment of certain intellectual property, including certain intellectual property relating to the Company’s Qutenza product. In exchange, the Settlement Agreement provides for these individuals to each receive (i) an initial cash payment of $300,000, (ii) potential additional cash payments of up to an individual aggregate of $450,000 in the event the Company achieves certain annual sales milestones for Qutenza in the U.S. and (iii) certain royalties on U.S. net sales of products utilizing intellectual property licensed by the Company under the U.C. License Agreement. As of September 30, 2012, the accrued additional payments and royalties were not material. Additionally, pursuant to the terms of the Settlement Agreement, these individuals have each been granted, pursuant to the terms of the Company’s 2007 Stock Plan, as amended, a fully exercisable restricted stock purchase award for 75,000 shares of common stock of the Company that they may elect to purchase within five years of the date of the Agreement. The purchase price for such shares was set at $0.39 per share.

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

LTS Lohmann Therapie-Systeme AG

In January 2007, the Company entered into a Commercial Supply and License Agreement (“LTS Agreement”) with LTS Lohmann Therapie-Systeme AG (“LTS”) to manufacture commercial and clinical supply of Qutenza. Under the terms of the agreement, the Company is required to pay a transfer price for product purchased as well as a royalty on net sales of product purchased under the LTS Agreement. The Company recognized $12,000 and $41,000 in royalty expense due to LTS for the three and nine months ended September 30, 2012, respectively, related to Qutenza product sales in the United States, compared to $14,000 and $33,000 for the three and nine months ended September 30, 2011, respectively .

The Company has a liability for royalties due to UC and LTS totaling $7,000 included in deferred product revenue, net, on the September 30, 2012 condensed consolidated balance sheet.

Note 4. Cash and Cash Equivalents and Short-Term Investments

The following table summarizes cash, cash equivalents and short-term investments (in thousands):

	September 30, 2012				December 31, 2011
	Amortized	Gross Unrealized		Estimated	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Operating cash	$741	$—	$—	$741	$53	$—	$—	$53
Money market funds	6,213	—	—	6,213	3,855	—	—	3,855
Government sponsored enterprise	10,544	1	—	10,545	23,900	2	(1)	23,901
U.S. Treasury securities	—	—	—	—	6,500	—	—	6,500

	$17,498	$1	$—	$17,499	$34,308	$2	$(1)	$34,309

Reported as:
Cash and cash equivalents				$7,955				$9,148
Short-term investments				9,544				25,161

				$17,499				$34,309

All of the Company’s marketable securities are classified as available-for-sale. At September 30, 2012 and December 31, 2011, the contractual maturities of investments held were less than one year. The Company did not sell any of its investments prior to maturity during the three and nine months ended September 30, 2012. The Company sold $3.5 million and $7.0 million of its investments prior to the maturity date in the three and nine months ended September 30, 2011, respectively, and the gain recorded was not material.

Note 5. Fair Value Measurements

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

The following table summarizes the valuation of the Company’s financial instruments that were determined by using the following inputs as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Operating cash	$741	$—	$—	$741	$53	$—	$—	$53
Money market funds	6,213	—	—	6,213	3,855	—	—	3,855
Government sponsored enterprise	—	10,545	—	10,545	—	23,901	—	23,901
U.S. Treasury securities	—	—	—	—	—	6,500	—	6,500

	$6,954	$10,545	$—	$17,499	$3,908	$30,401	$—	$34,309

Reported as:
Cash and cash equivalents				$7,955				$9,148
Short-term investments				9,544				25,161

				$17,499				$34,309

The Level 2 assets are valued using quoted market prices for similar instruments, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

In addition to Level 1 and Level 2 assets held by the Company at September 30, 2012, the Company measures its contingent put option liability related to the loan agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) (see Note 8), utilizing Level 3 measurements. The fair value of the contingent put option of $0.1 million was determined by evaluating multiple potential outcomes of an event of default, including a change of control, using an income approach and an estimated cost of capital.

Note 6. Inventories

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2012	2011
Raw materials	$31	$10
Work-in-process	—	591
Finished goods	22	53

	$53	$654

As a result of the Company’s re-organization in March 2012 which resulted in a significant reduction of its expected Qutenza revenues in the United States, the Company recorded a write-down of inventory of $0.6 million in the nine months ended September 30, 2012. This inventory write-down relates primarily to supplies of the active pharmaceutical ingredient which the Company determined to be in excess of its forecasted commercial inventory manufacturing needs.

Note 7. Stockholders’ Equity

Preferred Stock

The Certificate of Incorporation allows for the issuance of up to ten million shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series of the designation of such series, without further vote or action by the stockholders.

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

During the nine months ended September 30, 2012, the Company granted options, to purchase a total of 2.3 million shares of the Company’s common stock to employees, officers and members of the Company’s board of directors with a fair value of $0.9 million, which is expected to be amortized through 2016. In addition, during the nine months ended September 30, 2012, 0.3 million restricted stock units were granted to the Company’s employees with a grant date fair value of $0.3 million which is being amortized over the vesting period.

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

The Company’s independent compensation committee has the authority to determine the terms of the awards, including exercise price, the number of shares subject to each such award, individuals to whom awards may be granted, the exercisability of the awards and consideration payable upon exercise. Upon adoption of the plan, the Company reserved 1.0 million shares of its common stock for issuance under the Inducement Plan. In connection with the hiring of the Company’s new Chief Executive Officer on January 2, 2012, the Company issued 0.6 million shares under the Inducement Plan. At September 30, 2012, 0.4 million shares remain available for grant under the Inducement Plan.

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

The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to employees and members of the board of directors, excluding market-based stock option grants, and the assumptions used to compute stock-based compensation expense for the Company’s Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended September 30, 2012 and 2011 using the Black-Scholes valuation model:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock Options
Expected dividend yield	0%	0%	0%	0%
Expected volatility	71%	67%	71 – 74%	66 – 67%
Expected life (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	0.8%	1.1%	0.8 – 1.1%	1.1 – 2.5%

ESPP
Expected dividend yield	0%	0%	0%	0%
Expected volatility	65 – 72%	55 – 58%	58 – 74%	55 – 58%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	0.2 – 0.2%	0.1 – 0.3%	0.1 – 0.2%	0.1 – 0.4%

Stock-based compensation expense included in operating expenses for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Research and development	$99	$237	$333	$693
Selling, general and administrative	395	587	1,375	1,555

	$494	$824	$1,708	$2,248

In connection with the previously mentioned restructuring plan that was implemented in March 2012, the Company recorded a stock-based compensation charge of $0.1 million related to modifications to the impacted employees’ equity awards.

Note 8. Long-Term Obligations

The following table summarizes the carrying amount of the Company’s borrowings under various long-term obligations (in thousands):

	September 30,	December 31,
	2012	2011
Heathcare Royalty Partners, L.P. - financing agreement	$59,267	$53,344
Hercules Growth Capital, Inc. - term loan	13,857	14,231

Total	73,124	67,575
Less: current portion of long-term obligations	8,402	4,829

Long-term obligations	$64,722	$62,746

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

If HRP has not received Revenue Interest payments totaling at least $40.0 million by the maturity date, the Company will be obligated to pay to HRP the difference between such amount and the Revenue Interest paid to HRP under the Financing Agreement up to such date. This represents the Company’s minimum financial obligation under the Financing Agreement. As of September 30, 2012, the Company has a received a total of $2.1 million in royalty payments from Astellas and, consistent with the provisions of the arrangement, the Company has paid that amount to HRP as a reduction of the obligation. The Company’s minimum financial obligation under the Financing Agreement as of September 30, 2012 is $37.9 million.

In addition, in the event of the Company’s default under the Financing Agreement, the Company is obligated to pay to HRP the borrowed amount together with interest accrued thereon from the effective date of the Financing Agreement, to the date of repayment at an internal rate of return equal to the lesser of a 19% rate of interest or the maximum rate permitted by law, less total Revenue Interest payments received by HRP. Under the Financing Agreement, an event of default includes standard insolvency and bankruptcy terms, including a failure to maintain liquid assets equal to at least the Company’s liabilities due and payable during the following three months.

The upfront cash receipt of $40.0 million less a discount of $0.5 million in cost reimbursements paid to HRP was recorded in long-term obligations at issuance. The Company is accreting the discount to interest expense over the term of the related debt. The carrying value of the long-term obligation at September 30, 2012, including accrued interest of $19.6 million, is $59.3 million, of which $2.7 million is the current portion of the long-term obligation. The carrying value of the long-term obligation at December 31, 2011, including accrued interest of $13.8 million, was $53.3 million, of which $2.5 million is the current portion of the long-term obligation. The Company received $0.4 million and $ 1.2 million in royalty payments from Astellas in the three and nine months ended September 30, 2012, respectively, and consistent with the provisions of the arrangement, the Company paid that amount to HRP as a reduction of the obligation. The Company received $0.3 million and $0.7 million of royalty payments from Astellas in the three and nine months ended September 30, 2011, and paid that amount to HRP as a reduction of the obligation.

The Company uses its best estimate of the timing and amount of future royalty and milestone payments to determine the rate of return estimated to be provided to HRP and also to determine the short-term and long-term classification of its obligation under the Financing Agreement. The estimate of the timing and amount of future royalty and milestone payments are subject to management’s judgment and are expected to change over time. When material changes in the estimated timing and amount of future royalty and milestone payments occur, the Company’s policy is to account for those changes prospectively through adjustments of the effective interest rate. During the three months ended September 30, 2012, the Company updated its forecast of the timing and amount of future royalty and milestone payments which lowered the estimated rate of return to be provided to HRP from 19% to 16%, and has accordingly reduced the effective interest rate in the Financing Agreement from 19% to 12%. The reduction in the effective interest rate from 19% to 12% resulted in lower interest expense of $1.0 million or $0.03 per basic and diluted loss per share, for the three and nine months ended September 30, 2012 and a reclassification of accrued interest from short-term to long-term of $1.3 million at September 30, 2012. The accrued interest on the long-term debt obligations is presented on the condensed consolidated balance sheets as of September 30, 2012 in two components, the long-term obligations—current portion, which totals $2.7 million and the remaining $17.0 million included in long-term obligations. At December 31, 2011, the long-term obligations—current portion was $2.5 million of accrued interest and the remaining $11.3 million of accrued interest was included in long-term obligations. The Company recorded interest expense associated with the Financing Agreement of $1.8 million and $7.1 million during the three and nine months ended September 30, 2012, respectively, compared to $2.4 million and $6.9 million during the three and nine months ended September 30, 2011, respectively.

The Company capitalized $0.3 million of debt issuance costs related to the agreement which are being amortized over the term. The unamortized debt issuance cost was $0.2 million and $0.3 million at September 30, 2012 and December 31, 2011, respectively, and is included in prepaid expenses and other current assets and other assets on the Company’s condensed consolidated balance sheets.

The estimated fair value of the HRP Borrowed Amount at September 30, 2012 and December 31, 2011 was $45.4 million and $43.6 million, respectively, and the fair value was measured using Level 3 inputs. The estimated fair market value was calculated using the income method of valuation. The key assumptions required for the calculation were an estimate of the amount and timing of future royalty revenues to be received from Astellas and an estimated cost of capital. Management’s estimate of the future royalty revenues to be received from Astellas is subject to significant variability due to the state of the product launch, regulatory processes still to be conducted for significant portions of the Astellas territory and the extended time period associated with the HRP Financing Agreement.

Hercules Loan Agreement

In August 2011, the Company entered into a loan agreement with Hercules which was subsequently amended as set forth below in Note 11. The loan agreement includes both a $15.0 million term loan and a $5.0 million accounts receivable line. Under the terms of the loan agreement, the $15.0 million term loan is required to be repaid over the course of the 42-month maturity period, which includes a 12-month interest only period at the beginning of the term. Interest on the term loan has a minimum rate of 9.5%, which can increase based on fluctuations in the prime rate. The principle amount of the obligation is presented on the condensed consolidated balance sheets as of September 30, 2012 in two components, the long-term obligations—current portion, which totals $5.6 million and the remaining $8.1 million is included in long-term obligations. At December 31, 2011, the long-term obligations—current portion was $2.2 million and the remaining $11.9 million was included in long-term obligations. The Company may prepay and terminate the term loan at any time, subject to certain prepayment fees, and is obligated to also pay a fee of $0.6 million when the term loan is repaid and which is being accrued to interest expense over the term of the loan. The $5.0 million accounts receivable line was a revolving line that was available until December 31, 2012. In May 2012, the Company terminated the accounts receivable line. No amounts were ever borrowed under the accounts receivable line. In connection with the termination of the accounts receivable line, the Company expensed $0.2 million of the remaining issuance costs and debt discount and fair value of warrants attributed to the accounts receivable line to interest expense. The obligations of the Company under the loan agreement are secured by certain personal property of the Company.

The loan agreement also contains customary negative covenants and is subject to customary events of default, such as a failure to make a scheduled principal or interest payment, insolvency, and breaches of covenants under loan agreement and agreements and instruments entered into in connection with the loan agreement, including covenants in the Hercules warrant. Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the loan, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $0.6 million. This option is considered a contingent default provision liability as the holder of the loan may exercise the option in the event of default and, is a derivative which must be bifurcated and valued separately in the Company’s financial statements. As of September 30, 2012, the estimated fair value of the contingent put option upon an event of default liability was $0.1 million which was determined by using Level 3 inputs, evaluating multiple potential outcomes of an event of default, including a change of control, using an income approach and an estimated cost of capital. As of September 30, 2012, the contingent put option liability is included in other long-term liabilities on the condensed consolidated balance sheet. The contingent put option liability will be revalued at the end of each reporting period and any change in the fair value will be recognized in the statements of operations.

In connection with the entry of the Company into the loan agreement, Hercules was issued a warrant for 791,667 shares of the Company’s common stock (the Hercules Warrant). The warrant has a term of five years, contains a net-exercise provision, and had an exercise price of $1.80 per share. In March 2012, the Company entered into an amendment to the Hercules Warrant in which it amended the covenant with respect to the requirement to maintain its listing on the NASDAQ Global Market to allow for the NASDAQ Capital Market and certain over-the-counter markets to be permissible alternative markets on which the Company can list its shares of common stock. Under the terms of the amendment, the number of shares underlying the warrant was increased to 1,950,000 and the exercise price per share of common stock was reduced to $0.50. The fair value of the original and modified warrants was based on a Black-Scholes valuation model; $1.4 million of which was attributable to the warrants issued in connection with the term loan, and $0.3 million of which was attributable to warrants issued in connection with the accounts receivable line. The fair value of the warrants attributable to the term loan resulted in a debt discount, which is being amortized to interest expense over the life of the loan using the effective interest method. The fair value of the warrants attributable to the accounts receivable line was recorded in prepaid and other current assets and other assets and was being amortized to interest expense on a straight-line basis over the initial term until May 2012, when the accounts receivable line was cancelled and the remaining fair value of the warrants was expensed.

The Company also paid $0.4 million in issuance costs which were allocated to the term loan and accounts receivable line and accounted for consistent with the warrants as described above. The recorded value of the term loan is $13.8 million after deducting expenses of $0.3 million paid to Hercules, $0.8 million for the value of the warrants allocated to the term loan and $0.1 million for the value ascribed to the default provision of the agreement. The estimated fair value of the Hercules term loan and the default provision was $13.5 million and $0.1 million, respectively, at September 30, 2012 and the liabilities were measured at fair value using Level 3 inputs. The estimated fair market value was calculated using the income method of valuation. The key assumptions required for the calculation were an estimate of the amount and timing of future payments to Hercules and the discount rate.

Note 9. Commitments and Contingencies

The Company has issued non-cancellable purchase orders to third-party manufacturers of Qutenza and NGX-1998 for manufacturing, stability and related services including reimbursable amounts from Astellas for the supply of Qutenza based on the Astellas Agreement. These purchase orders totaled $2.0 million as of September 30, 2012 and included $0.8 million for NGX-1998 development services, $0.8 million related to Qutenza stability and related services, along with $0.4 million for commitments related to supply of Qutenza to Astellas. The Company will record these amounts in its financial statements when title to the applicable materials has transferred to the Company.

In July 2012, the Company relocated its corporate headquarters to a facility that better meets its reduced space requirements. This relocation was in conjunction with the expiration of its previous facility sublease which expired on July 31, 2012. The Company’s new corporate headquarters consists of 13,510 square feet of office space. The new sublease was entered into on May 14, 2012, subject to contingencies which were met on June 15, 2012, and included total base rent of $1.1 million, a period of free rent and rent escalation, all of which are accounted for on a straight-line basis over the lease term. The Company’s new corporate headquarters are leased under a long-term operating lease which expires on March 15, 2015. The sublease agreement includes provisions which require the Company to pay taxes, insurance, maintenance costs and defined rent increases. There were no other changes to the Company’s other operating leases.

The following table summarizes the Company’s contractual obligations under its non-cancellable operating leases as of September 30, 2012 (in thousands):

Operating
Year Ending December 31,	Leases
2012 (remaining)	$106
2013	427
2014	424
2015	90

Total minimum payments	$1,047

On April 23, 2012, the Company received a copy of a complaint, Maritime Asset Management, LLC on Behalf of Itself and All Others Similarly Situated v. NeurogesX, Inc., Anthony A. DiTonno, Stephen F. Ghiglieri and Jeffrey K. Tobias, M.D., filed by Maritime Asset Management, LLC with the United States District Court Southern District of New York against the Company and certain current and former executive officers. The complaint alleges, among other things, violations of Section 10(b), Section 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934 (the “Exchange Act”), breach of contract, fraud and aiding and abetting arising out of disclosures made prior to the departure of the Company’s former Chief Medical Officer and Executive Vice President of Research and Development, Dr. Jeffrey K. Tobias. The challenged disclosures were made in connection with the Company’s July 26, 2011 private placement of common stock and common stock warrants and the Company’s periodic reports filed pursuant to the Exchange Act from May 9, 2011 through September 27, 2011. The complaint states that the plaintiff is seeking monetary damages, but no amounts are specified. The Company’s board of directors and management believe the claims are without merit and intend to vigorously defend against the action. Based on currently available information, the Company is unable to estimate whether or not the complaint will ultimately have an adverse impact to its financial results. On September 21, 2012, the venue for this action was changed to the United States District Court Northern District of California.

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

Note 10. Restructuring

On March 5, 2012, the Company’s board of directors committed to a restructuring plan whereby the Company reduced its workforce by 43 individuals. The restructuring plan was approved in connection with the Company’s plan to focus its resources on its NGX-1998 development program. The Company communicated the plan to the impacted employees on March 7, 2012 with the expectation that the restructuring would be effective and completed on or about such date. The Company recorded a cash charge for severance and other payroll related termination costs of $1.4 million and non-cash charges of $0.8 million related to inventory and capital equipment write-downs, as well as stock compensation charges for modifications to the impacted employees’ equity awards under the 2000 Stock Incentive Plan and 2007 Stock Plan in the three months ended March 31, 2012, of which, less than $0.1 million and $1.4 million was paid during the three and nine months ended September 30, 2012, respectively. As of September 30, 2012, the Company has settled all of its restructuring liabilities for severance and other payroll related termination costs. Of the total $2.2 million recorded as restructuring charges, $0.6 million was charged to cost of goods sold, $0.2 million was charged to research and development expenses, $1.3 million was charged to selling, general and administrative expenses and $0.1 million was charged to other expenses.

Note 11. Subsequent Event

On November 12, 2012, the Company entered into a First Amendment to Loan and Security Agreement (the “First Amendment”), by and between the Company and Hercules, which amends the Loan and Security Agreement, dated as of August 5, 2011, by and between the Company and Hercules (the “Loan Agreement”). Pursuant to the terms of the First Amendment, the Loan Agreement was amended to:

•

change the repayment terms on term loan advances under the Loan Agreement (“Advances”) to extend the period during which the Company is only required to pay interest on such advances to February 28, 2013 (the “Interest-Only Period”);

•	include certain intellectual property of the Company as collateral (but excluding intellectual property that is subject to the Company’s agreements with HRP) (the “Additional IP Collateral”);

•	increase the minimum interest on Advances to the greater of (i) 10.75% plus the positive difference between the prime rate as reported in the Wall Street Journal and 3.25% or (ii) 10.75%; and

•	require the Company maintain at least $10 million in cash and cash equivalents (the “Minimum Cash Covenant”).

The terms of the First Amendment also provide that upon the Company’s receipt of certain levels of net proceeds prior to a certain date from equity issuances and up-front payments from a strategic transaction (“Finance Proceeds”):

•	the Minimum Cash Covenant will no longer apply to the Company;

•	the Additional IP Collateral will be released; and

•	the Interest-Only Period will be extended to either April 30, 2013 or June 30, 2013, depending on the level of Financing Proceeds.

In connection with entry into the First Amendment, the Company also entered into the Second Amendment to the Warrant Agreement, dated as of November 12, 2012 (the “Second Warrant Amendment”), which amends the Warrant Agreement, dated as of August 5, 2011 as amended on March 26, 2012 (the “Warrant”). The Second Warrant Amendment increases the number of shares of Common Stock issuable upon exercise of the Warrant to 3,421,500, and changes the exercise price to the lower of $0.20 per share of Common Stock or the price per share of Common Stock or Common Stock equivalent issued in the Company’s next equity financing.

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

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•

anticipated development of NGX-1998, including efforts to enable the use of data derived from the development of Qutenza, and potential indications to be targeted and use of true placebo as a control in Phase 3 clinical trials;

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

•	positive results in clinical trials may not be sufficient to obtain FDA or European regulatory approval for NGX-1998 or for label expansion for Qutenza;

•	physician or patient reluctance to use Qutenza or payer coverage for Qutenza and for the procedure to administer it, which may impact physician utilization of Qutenza;

•	our inability to obtain additional financing if necessary;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise;

•	potential infringement of the intellectual property rights or trade secrets of third parties; and

•	the ability to retain key personnel to execute our operating plan.

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

Our most advanced drug candidate is NGX-1998. NGX-1998 is a topical liquid formulation of high concentration capsaicin that we are developing to treat neuropathic pain conditions. In November 2011, we announced positive top-line results from our Phase 2 clinical study of NGX-1998, in patients with PHN. The 12-week, multicenter, randomized, double-blinded, placebo-controlled clinical trial met its protocol-specified objectives, which include the primary endpoint of a percentage change from baseline as compared to placebo in a patient-reported numeric pain rating scale, score during weeks two through eight of the trial. In August 2012, we completed an End of Phase 2 interaction with the FDA. Based on that interaction, we are currently preparing to initiate a Phase 3 development program which may include studies in either or both of the diabetic peripheral neuropathy, or DPN, and PHN patient populations.

We believe that NGX-1998 has the potential to represent a significant improvement over Qutenza. To date, the clinical data suggests that NGX-1998 does not require pre-treatment with a topical anesthetic and administration of NGX-1998 for five minutes may provide a similar response to that experienced with Qutenza after a 60-minute application, that is, that a patient may experience meaningful pain relief for up to 12 weeks from that single five minute application. As a result, we believe that NGX-1998 has the potential to be more readily accepted by physicians and may also demonstrate efficacy in a number of neuropathic pain conditions. Additionally, we believe that the liquid formulation represents a more versatile delivery system which is well suited for treating hard to reach places on the body. Further, we believe that our experience in conducting clinical trials with capsaicin and the approval of Qutenza may benefit our efforts to obtain clinical success for NGX-1998. Finally, in May 2011, a patent protecting NGX-1998 was granted in the United States, entitled “Methods and Compositions for Administration of TRPV1 Agonists” and two additional patents, a divisional and a continuation patent, from that application were both issued in September 2012. The issued claims for these U.S. patents include method of use, formulation and system claims. Another divisional patent application is pending in the United States in connection with this patent. The term of the initial U.S. patent issued in May 2011, including Patent Term Adjustment, expires in 2027. The allowed claims in the divisional and continuation applications provide additional layers of protection for NGX-1998 in the United States. Patents including claims similar to those issued in the United States have also been issued in Canada in November 2011, all nine Eurasian countries in October 2009 and in Japan in February 2012. A similar patent application is also under review in the European Union and in Hong Kong.

In March 2012, we decided to focus our resources on the preparation for advancing NGX-1998 into a Phase 3 clinical trial, as a result of the opportunity we believe exists with NGX-1998. To do so, we significantly restructured our operations, including eliminating most of sales and marketing expenditures in support of Qutenza, while continuing to maintain product availability of Qutenza for patients and physicians. While we believe a market opportunity exists for Qutenza, we believe that the resources required to attain that potential are better utilized to speed the development of NGX-1998. We are evaluating the potential to license Qutenza to a commercialization partner in the United States and in other territories of the world outside of the territory addressed by Astellas.

Although we are limiting our investment in Qutenza in the United States, Astellas continues to conduct studies with Qutenza for its Licensed Territory for commercialization of Qutenza which includes the 27 countries of the European Union, Iceland, Norway, and Liechtenstein as well as Switzerland, certain countries in Eastern Europe, the Middle East and Africa, which we refer to as the Licensed Territory. Astellas is currently conducting three clinical trials in response to follow up measures requested by the European Medicines Agency. These studies include a long-term safety study in on-label indications and two studies, a long-term safety study and an efficacy study, in patients with DPN. The results of these studies are not expected until sometime in 2014. However, if the DPN clinical trials are successful, we plan to explore the potential for such trials to support further label expansion opportunity in the United States. Additionally, we plan to evaluate the potential for these studies to support a potential regulatory approval for NGX-1998 in the United States.

The Astellas Agreement, described below, provides Astellas an option to exclusively license NGX-1998 in the Licensed Territory. If Astellas was to exercise its option, they would collaborate with us on the Phase 3 clinical trials and share equally in certain Phase 3 development costs that benefit the regulatory process in their territory. We are also exploring the possibility of a strategic alliance for development and commercialization of NGX-1998 in the United States and, potentially, other world markets.

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

To date, we have not generated any significant product revenue and have funded our operations primarily by selling equity securities, establishing debt facilities and through the Astellas Agreement. Our accumulated deficit as of September 30, 2012 was $326.5 million. We had cash, cash equivalents and short-term investments totaling $17.5 million at September 30, 2012 and during the nine months ended September 30, 2012, we used cash of $19.0 million in operating activities. We expect to continue to incur annual operating losses for the foreseeable future as we support the continued availability of Qutenza in the United States and work to complete the NGX-1998 development program.

In April 2010, we borrowed $40.0 million from HRP, and agreed to repay HRP up to $106.0 million by assigning HRP one hundred percent of royalty, milestone, option and other payments that we may receive under the Astellas Agreement until HRP has received $90.0 million and then five percent of payments received until HRP has received a total of $106.0 million.

In August 2011, we entered into a loan agreement with Hercules Technology Growth Capital, Inc., or Hercules, which includes both a $15.0 million term loan and a $5.0 million accounts receivable line. This loan agreement was amended on November 12, 2012, as further described below. Under the terms of the loan agreement, the $15.0 million term loan is required to be repaid over the course of the 42-month maturity period, which originally included a 12-month interest only period at the beginning of the term that was modified as described below. In May 2012, we terminated the $5.0 million accounts receivable line and expensed $0.2 million of the remaining issuance costs and debt discount attributed to the accounts receivable line to interest expense. Under the terms of the November 12, 2012 amendment to the loan agreement, the loan agreement was amended to:

•	change the repayment terms on term loan advances to extend the interest only period to February 28, 2013;

•	include certain of our intellectual property as collateral under the loan agreement (excluding intellectual property that is subject to our agreements with HRP);

•	increase the minimum interest on advances to the greater of 10.75% or 10.75% plus the positive difference between the prime rate as reported in the Wall Street Journal and 3.25%; and

•	require that we maintain account balances of at least $10 million in cash and cash equivalents.

The terms of the amendment also provide that upon our receipt of certain levels of net proceeds prior to a certain date from equity issuances and up-front payments from a strategic transaction:

•	the minimum cash requirement described above will no longer apply to us;

•	the additional intellectual property collateral will be released; and

•	the interest only period will be extended to either April 30, 2013 or June 30, 2013, depending on the level of net proceeds we receive.

In connection with our entry into the loan agreement, we issued to Hercules a warrant for shares of our common stock. The warrant has a term of five years, contains a net-exercise provision, and had an exercise price as originally issued of $1.80 per share. In March 2012, we entered into an amendment to the Hercules warrant, in which we amended the covenant with respect to the requirement to maintain our listing on the NASDAQ Global Market. The amendment allows for the NASDAQ Capital Market and certain over the counter markets to be permissible alternative markets on which we can list our shares of common stock. In connection with the November 12, 2012 amendment of our loan agreement with Hercules, this warrant was amended a second time to increase the number of shares common stock underlying the warrant to 3,421,500 and change the exercise price per share of common stock was reduced to the lower of $0.20 per share of or the price per share of common stock or common stock equivalent issued in our next equity financing. The loan agreement also contains customary negative covenants and is subject to customary events of default, such as a failure to make a scheduled principal or interest payment, insolvency, and breaches of covenants under loan agreement and agreements and instruments entered into in connection with the loan agreement, including covenants in the Hercules warrant.

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

As a result of our insufficient market capitalization, our common stock was de-listed from the NASDAQ Global Market on June 29, 2012 and began to be quoted on the OTC Bulletin Board.

We anticipate that our existing cash will be sufficient to meet our projected operating requirements into 2013.

On April 23, 2012, we received a copy of a complaint, Maritime Asset Management, LLC on Behalf of Itself and All Others Similarly Situated v. NeurogesX, Inc., Anthony A. DiTonno, Stephen F. Ghiglieri and Jeffrey K. Tobias, M.D., filed by Maritime Asset Management, LLC with the United States District Court Southern District of New York against us and certain current and former executive officers. The complaint alleges, among other things, violations of Section 10(b), Section 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, breach of contract, fraud and aiding and abetting arising out of disclosures made prior to the departure of our former Chief Medical Officer and Executive Vice President of Research and Development, Dr. Jeffrey K. Tobias. The challenged disclosures were made in connection with our July 26, 2011 private placement of common stock and common stock warrants and our periodic reports filed pursuant to the Exchange Act from May 9, 2011 through September 27, 2011. The complaint states that the plaintiff is seeking monetary damages, but no amounts are specified. Our board of directors and management believe the claims are without merit and intend to vigorously defend against the action. On September 21, 2012, the venue for this action was changed to the United States District Court Northern District of California.

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

Revenue Recognition

Effective January 1, 2011, we adopted the provisions of Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which is included within the Codification as Revenue Recognition-Multiple Element Arrangements, on a prospective basis. Under the provisions of ASU 2009-13, we no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting, and the use of the residual method has been eliminated. We instead use a selling price hierarchy for determining the selling price of a deliverable, which is used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence, or VSOE, if available, third-party evidence, or TPE, if VSOE is not available, or estimated selling price, or ESP, if neither VSOE nor TPE is available. We may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and the estimated selling price of identified units of accounting for new agreements. As of September 30, 2012, we had not applied the provisions of ASU 2009-13 to any of our revenue arrangements as we had not entered into any new, or materially modified any of our existing, revenue arrangements since our adoption of ASU 2009-13. Therefore, there was no material impact on our financial position or results of operations from adopting ASU 2009-13. However, the provisions of ASU 2009-13 could have a material impact on the revenue recognized from any collaboration agreements that we enter into, or materially modify, in future periods.

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

We believe that healthcare professionals are generally ordering Qutenza in small quantities only after they have identified a patient for treatment. We believe that revenue recognition upon the later of customer shipment to the end user and the date of cash collection is appropriate. We have been performing additional procedures to further analyze shipments made by our customers by utilizing shipping data provided by our customers to determine when product is shipped by the customers to healthcare professionals and have been evaluating ending inventory levels at our customers each month to assess the risk of product returns. To date, product returns have not been material.

We have established terms pursuant to distribution agreements with our specialty distributor customers providing for payment within 120 days of the date of shipment to our specialty distributor customers and 30 days of the date of shipment to our specialty pharmacy customers. Such distribution agreements have terms ranging from one to three years. During the fourth quarter, we expect to reduce our current distribution network to one specialty distributor and two specialty pharmacies.

We had gross shipments to our distributor customers of $0.3 million and $1.7 million for the three and nine months ended September 30, 2012, respectively, compared to $1.0 million and $2.4 million for the three and nine months ended September 30, 2011, respectively. The application of our revenue recognition policy resulted in the recognition of net revenue of $0.6 million and $2.3 million for the three and nine months ended September 30, 2012, respectively, compared to

$0.8 million and $1.8 million for the three and nine months ended September 30, 2011, respectively. Our gross shipments are reduced for chargebacks, certain fees paid to distributors and product sales allowances including allowance for returns and rebates to qualifying federal and state government programs. At September 30, 2012, net deferred product revenues totaled $0.4 million.

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

Significant management judgment is required in determining the level of effort required under a multiple-element arrangement and the period over which the performance obligations are estimated to be completed. In addition, if we are involved in a joint steering committee as part of a multiple-element arrangement that is accounted for as a single unit of accounting, an assessment is made as to whether the involvement in the steering committee constitutes a performance obligation or a right to participate.

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

For events for which the occurrences are contingent solely upon the passage of time or are the result of the collaborative partner’s performance, the contingent payments will not be accounted for in accordance with the provisions of ASU No. 2010-17, Revenue Recognition – Milestone Method, and will be recognized as revenue when payments are earned, the amounts are fixed or determinable and collectability is reasonably assured.

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

Long-Term Obligations

On April 30, 2010, we entered into a financing agreement with HRP, or the Financing Agreement. Under the terms of the Financing Agreement, we borrowed $40.0 million from HRP, or the Borrowed Amount, and we agreed to repay such Borrowed Amount together with a return to HRP, out of royalty, milestone, option and certain other payments, collectively, the Revenue Interest, that we may receive under the Astellas Agreement.

The accounting for the Financing Arrangement requires us to make certain estimates and assumptions, including the timing and amount of royalty, milestone, option and other payments to be received from Astellas, which impact the rate of return we are to pay to HRP. Changes in the estimated Revenue Interest payments can result in changes in our classification of the current and long-term portions of the amounts payable pursuant to the Financing Agreement, as well as the rate of return paid to HRP. During the three months ended September 30, 2012, we updated our forecast of the timing and amount of estimated royalty and milestone payments from Astellas which lowered the estimated rate of return to be provided to HRP from 19% to 16%, as a result of receiving an updated and more detailed forecast from Astellas. Accordingly, we have adjusted the effective interest rate from 19% to 12%. We anticipate that the forecasts that underlay the accounting for the Financing Arrangement will continue to change in the future and we anticipate periodically adjusting the effective interest rate to account for material changes in these estimates.

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

Results of Operations

In November 2009, we received marketing approval from the FDA for Qutenza for the management of neuropathic pain associated with PHN. In April 2010, we launched Qutenza in the United States. In March 2012, we implemented a restructuring plan to focus our resources on the development of NGX-1998, which resulted in the elimination of our internal sales force. See Note 10 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report for further discussion. We continue to support an established distribution network to allow healthcare providers to access Qutenza through a specialty distributor and specialty pharmacies. However, as we have eliminated direct promotion of Qutenza, revenues from US product sales for Qutenza have declined on a sequential quarter basis and will likely continue to decline in future quarters.

We commenced recording collaboration revenue for the upfront payments from Astellas in 2009, when the upfront payment of $48.8 million received from Astellas became nonrefundable as a result of our transfer of the Qutenza MA to Astellas. We recognized $1.8 million and $5.4 million as collaboration revenue related to the upfront and option payments for the three and nine months ended September 30, 2012, respectively, compared to $1.8 million and $5.4 million for the three and nine months ended September 30, 2011, respectively. As of September 30, 2012, we have $26.9 million remaining in deferred collaboration revenue which will be recognized on a straight-line basis over the remaining service period of the joint steering committee, which we estimate will expire in June 2016. Under our Supply Agreement with Astellas, we are obligated to supply product, at a contractual price which approximates our cost, until such time as Astellas establishes its own supply relationship.

As of September 30, 2012, Astellas has made Qutenza commercially available in 22 European countries and Astellas has informed us that it is continuing its focus on intensive site training on a country by country basis.

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

Our research and development expenses consist of internal and external costs. Our internal costs are primarily employee salaries and benefits, contract employee expense, stock-based compensation expense, allocated facility and other overhead costs. Our external costs are primarily expenses related to the development of product candidates, including formulation development, manufacturing process development, non-clinical studies, clinical trial costs, such as the cost of clinical research organizations and clinical investigators, milestone payments to our licensors in connection with the use of certain intellectual property, and costs associated with preparation and filing of regulatory submissions. Additionally, external and internal costs related to manufacturing and quality assurance activities for the production of product candidates are recorded as research and development expense until such time product candidate is approved for commercial sale.

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

The following table reflects the distribution of our research and development costs by development program for the three and nine months ended September 30, 2012 and 2011 (in thousands):

			Unallocated
			Internal
	Qutenza	NGX-1998	Costs	Total
Three months ended September 30,
2012	$272	$800	$254	$1,326
2011	1,065	1,537	$351	2,953

Nine months ended September 30,
2012	1,771	3,299	728	5,798
2011	4,081	6,125	$948	11,154

The process of conducting pre-clinical testing and clinical trials necessary to obtain marketing approvals in the United States and other regions is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, patient enrollment, manufacturing capabilities, successful clinical results, our funding, and competitive and commercial viability. As a result of these and other factors, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when or to what extent we will generate revenues from commercialization and sale of any of our unapproved product candidates. In November 2011, we reported the top line results of our Phase 2 clinical study of NGX-1998, our most advanced product candidate, in patients with PHN. The clinical trial met its protocol-specific objectives, which include the primary endpoint of a percentage change from baseline versus placebo in a patient-reported numeric pain rating scale. Costs to complete development of NGX-1998 could be significant. We intend to seek a partner to aid in the continued development and commercialization of NGX-1998 in the United States and other markets of the world not already partnered. Pursuant to the Astellas Agreement, Astellas has an option to license NGX-1998 in the Licensed Territory, and if they were to exercise the option, the Astellas Agreement provides for Astellas to be responsible for up to 50% of the applicable costs incurred for Phase 3 clinical development. If we do not obtain regulatory approval for NGX-1998 or our other product candidates, or for other indications for Qutenza, our ability to achieve additional revenue, our operating results, and our financial position will be adversely affected.

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

Comparison of the Three Months Ended September 30, 2012 and 2011

	Three Months Ended
	September 30,		Increase (Decrease)
	2012	2011	$	%
	(in thousands, except percents)
Product revenue	$583	$763	$(180)	(24)%
Collaboration revenue	2,251	2,128	123	6
Cost of goods sold	72	279	(207)	(74)
Research and development expenses	1,326	2,953	(1,627)	(55)
Selling, general and administrative expenses	2,776	8,239	(5,463)	(66)
Interest income	8	15	(7)	(47)
Interest expense and other	(2,483)	(2,810)	(327)	(12)

Product Revenue. Due to limited history of product returns and cash collections from our customers (specialty distributors and specialty pharmacies), we recognize revenue for Qutenza at the later of the time our customers ship product to healthcare professionals and cash collections received by us from our customers. We recorded gross shipments of Qutenza to our distributor customers totaling $0.3 million and $1.0 million in the three months ended September 30, 2012 and 2011, respectively. Based on our revenue recognition methodology, we recognized $0.6 million and $0.8 million as Qutenza revenue, respectively, in the three months ended September 30, 2012 and 2011. As a result of our decision in March 2012 to suspend direct promotional activities, we have observed a decrease in end user demand for Qutenza in the United States and as a result, we expect that future revenue from U.S. Qutenza sales may continue to decline. We have deferred product revenue of $0.4 million at September 30, 2012, which is reported net of associated cost of goods sold of $0.1 million in our condensed consolidated balance sheet as of September 30, 2012.

Collaboration Revenue. Collaboration revenue of $2.3 million recorded in the three months ended September 30, 2012 consisted of $1.8 million of the amortization of upfront payments received pursuant to the Astellas Agreement and $0.4 million in royalty income. Collaboration revenue of $2.1 million recorded in the three months ended September 30, 2011 consisted of $1.8 million of the amortization of upfront payments received pursuant to the Astellas Agreement and $0.3 million in royalty income.

Cost of goods sold. Cost of goods sold were $0.1 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively. Our expectation of future U.S. Qutenza product revenue is that it may decline over the coming months as a result of our decision to curtail our investment in marketing and sales activity. As a result, gross margins will likely decrease as the fixed costs component of cost of goods sold has a more significant impact on overall gross margins.

Research and Development expenses. Research and development expenses were $1.3 million for the three months ended September 30, 2012, a decrease of $1.6 million, or 55%, compared to $3.0 million for the three months ended September 30, 2011. The decrease was due to lower headcount related expenses of $0.8 million associated with the restructurings implemented in March 2012 and October 2011, nonclinical and other development costs of $0.4 million, external consulting costs of $0.3 million and clinical trial costs of $0.2 million.

Selling, General and Administrative expenses. Selling, general and administrative expenses were $2.8 million for the three months ended September 30, 2012, a decrease of $5.5 million, or 66%, compared to $8.2 million for the three months ended September 30, 2011. This decrease was due to lower headcount related expenses of $3.9 million associated with the restructurings implemented in March 2012 and October 2011 and marketing activities, materials and contracted services of $1.6 million associated with our decision to terminate direct promotion of Qutenza in March, 2012.

Interest expense. Interest expense was $2.5 million for the three months ended September 30, 2012, as compared to $2.8 million for the three months ended September 30, 2011. Interest expense on the $40.0 million long-term obligation related to the Financing Agreement began to accrue at 12% during the three months ended September 30, 2012, as compared to 19% for previous periods. The reduction in the effective interest rate was due to our updated forecast of the timing and amount of future royalty and milestone payments under the Financing Agreement as a result of receiving an updated and more detailed forecast from Astellas.

Comparison of the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended
	September 30,		Increase (Decrease)
	2012	2011	$	%
	(in thousands, except percents)
Product revenue	$2,258	$1,825	$433	24%
Collaboration revenue	6,606	6,720	(114)	(2)
Cost of goods sold	847	534	313	59
Research and development expenses	5,798	11,154	(5,356)	(48)
Selling, general and administrative expenses	13,463	28,871	(15,408)	(53)
Interest income	31	61	(30)	(49)
Interest expense and other	(9,247)	(7,351)	1,896	26

Product Revenue. We recorded gross shipments of Qutenza to our distributor customers totaling $1.7 million and $2.4 million in the nine months ended September 30, 2012 and 2011, respectively. Based on our revenue recognition methodology, which results in a lag in recording product revenue after shipment to our distributors’ customers of generally 120 days, we recognized $2.3 million and $1.8 million as Qutenza revenue in the nine months ended September 30, 2012 and 2011, respectively. The effect on our recognition of product revenue from our decision to stop direct promotion of Qutenza in March 2012 will lag the reduction we are currently experiencing in market demand and gross shipments due to our revenue recognition policy.

Collaboration Revenue. Collaboration revenue of $6.6 million recorded in the nine months ended September 30, 2012 consisted of $5.4 million of the amortization of upfront payments received pursuant to the Astellas Agreement and $1.2 million in royalty income. Collaboration revenue of $6.7 million recorded in the nine months ended September 30, 2011 consisted of $5.4 million of the amortization of upfront payments received pursuant to the Astellas Agreement, $0.6 million of collaboration revenue under our Supply Agreement with Astellas and $0.7 million in royalty income.

Cost of goods sold. Cost of goods sold were $0.8 million for the nine months ended September 30, 2012. Cost of goods sold included a charge of $0.6 million due to anticipated excess and obsolete inventory and supplies of active pharmaceutical ingredient incorporated into patches which we do not expect to be used in commercially saleable product given our decision to stop direct promotion of Qutenza. Additionally, we recognized $0.2 million for the cost of products sold and royalty expense, both of which we recognized when the related revenue is recognized.

Research and Development expenses. Research and development expenses were $5.8 million for the nine months ended September 30, 2012, a decrease of $5.4 million, or 48%, compared to $11.2 million for the nine months ended September 30, 2011. The decrease was due to lower headcount related expenses of $2.1 million related to the restructurings implemented in March 2012 and October 2011, clinical trial costs of $1.6 million, nonclinical and other development costs of $1.3 million and external consulting expenses of $0.4 million.

Selling, General and Administrative expenses. Selling, general and administrative expenses were $13.5 million for the nine months ended September 30, 2012, a decrease of $15.4 million, or 53%, compared to $28.9 million for the nine months ended September 30, 2011. This decrease was due to lower headcount related expenses of $7.7 million associated with the restructurings implemented in March 2012 and October 2011, marketing activities, materials and contracted services of $7.0 million and legal and other corporate related expenses of $0.5 million.

Interest expense. Interest expense was $9.2 million for the nine months ended September 30, 2012, as compared to $7.3 million for the nine months ended September 30, 2011. This increase was primarily due to interest on the $40.0 million long-term obligation related to the Financing Agreement entered into with HRP in April 2010 and the loan agreement entered into with Hercules in August 2011. Interest expense on the Financing Agreement began to accrue at 12% during the three months ended September 30, 2012, as compared to 19% for previous periods. The reduction in the effective interest rate was due to our updated forecast of the timing and amount of future royalty and milestone payments under the Financing Agreement as a result of receiving an updated and more detailed forecast from Astellas.

Liquidity and Capital Resources

Since our inception through September 30, 2012, we have funded our operations primarily by selling equity securities, establishing debt facilities and through a collaboration agreement with Astellas. In April 2010, we borrowed $40.0 million under a Financing Agreement with HRP. In July 2011, we completed a private placement under a Securities Purchase Agreement which resulted in net cash proceeds of $18.6 million, after deducting total expenses including placement agent fees and other offering-related expenses. In August 2011, we borrowed $15.0 million under a loan agreement with Hercules. In February 2012, we completed a private placement under a Securities Purchase Agreement which resulted in net cash proceeds of $2.9 million, after deducting offering related expenses.

At September 30, 2012, we had approximately $17.5 million in cash, cash equivalents and short-term investments and working capital of $8.4 million, adjusted to exclude the current portion of deferred revenue of approximately $7.6 million. Our cash and investment balances are generally held in money market funds and obligations of U.S. government agencies. Cash in excess of immediate operational requirements is invested in accordance with our investment policy primarily with a view to capital preservation and liquidity. Further, to reduce portfolio risk, our investment policy specifies a concentration limit of 10% in any one issuer or group of issuers of corporate bonds or commercial paper at the time of purchase. Our investment holdings at September 30, 2012 consisted of $10.5 million in government sponsored enterprise debt securities and $6.2 million in money market funds.

Net cash used in operating activities was $19.0 million and $34.3 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in cash used in operating activities resulted primarily from our restructuring activities in October 2011 and March 2012 which substantially reduced our operating expenses for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Net cash provided by investing activities was $15.3 million and $5.0 million for the nine months ended September 30, 2012 and 2011, respectively. Investing activities consisted primarily of the purchase, sale and maturity of marketable securities.

Net cash provided by financing activities was $2.5 million and $33.3 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash provided by financing activities in the nine months ended September 30, 2012 was due to the private placement of our common stock which was completed in February 2012. Net cash provided by financing activities in the nine months ended September 30, 2011 was due to a private placement under a Securities Purchase Agreement in July 2011 of $18.6 million and borrowings under the term loan component of the Hercules Agreement in August 2011 of $14.8 million.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the progress of our development programs including the number, size and scope of clinical trials and non-clinical development;

•	the conduct of manufacturing activities including the conduct of manufacturing development and scale up for NGX-1998;

•	the success of the commercialization of our products;

•	the scope and cost of commercial activities including, but not limited to, costs associated with pharmacovigilance and medical affairs activities;

•	the costs of carrying out our obligations under our commercial arrangement with Astellas;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements that we have or may establish;

•	the costs and timing of seeking regulatory approvals;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights or other legal proceedings;

•	obligations under existing or future severance agreements; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

If we were to default under the Financing Agreement with HRP, we are obligated to pay to HRP the borrowed amount together with interest accrued thereon from the effective date of the Financing Agreement, to the date of repayment at an internal rate of return equal to the lesser of the 19% rate of interest or the maximum rate permitted by law, less total Revenue Interest payments received by HRP. Under the Financing Agreement, an event of default includes standard insolvency and bankruptcy terms, including a failure to maintain liquid assets equal to at least our liabilities due and payable during the following three months.

The terms of our agreement with Hercules include certain negative covenants and events of default. If we were to default under Hercules Agreement, we would be obligated to pay to Hercules the amount we borrowed under such agreement together with any unpaid interest, a 5% interest penalty on any past due amount, and the end of loan charge of $0.6 million. This loan agreement was amended on November 12, 2012.

The amended agreement extends the interest only period to February 28, 2013; includes certain of our intellectual property as collateral (excluding intellectual property that is subject to our agreements with HRP); increases the minimum interest on advances to the greater of 10.75% or 10.75% plus the positive difference between the prime rate as reported in the Wall Street Journal and 3.25%; and requires that we maintain an account balances of at least $10 million in cash and cash equivalents.

The terms of the amendment also provide that upon our receipt of certain levels of net proceeds prior to a certain date from equity issuances and up-front payments from a strategic transaction, the minimum cash requirement described above will no longer apply to us; the additional intellectual property collateral will be released; and the interest only period will be extended to either April 30, 2013 or June 30, 2013, depending on the level of net proceeds we receive.

In addition, the original warrants issued to Hercules for shares of our common stock in connection with the original loan agreement was amended a second time. The first amendment was in March 2012, in which we amended the covenant with respect to the requirement to maintain our listing on the NASDAQ Global Market. That amendment allowed for the NASDAQ Capital Market and certain over the counter markets to be permissible alternative markets on which we can list our shares of common stock. In connection with the November 12, 2012 amendment of our loan agreement, this warrant was amended a second time to increase the number of shares of common stock underlying the warrant to 3,421,500 and change the exercise price per share of common stock to the lower of $0.20 per share of or the price per share of common stock or common stock equivalent issued in our next equity financing.

To date, we have incurred recurring net losses and negative cash flows from operations, after excluding the upfront cash received from Astellas in 2009. Until we can generate significant cash from our operations, if ever, we expect to continue to fund our operations with the sale of equity securities, existing cash resources, as well as through proceeds from potential additional collaboration agreements, potential royalty monetization transactions or debt facilities. However, we may not be successful in obtaining additional financing through the sale of equity securities or collaboration agreements, in receiving milestone or royalty payments under those agreements, or in obtaining capital from additional equity or debt financings. In addition, we cannot be sure that our existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay or potentially eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect the launch of our product candidates or our ability to continue in business. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. We anticipate that our cash and investments at September 30, 2012 will be sufficient to meet our projected operating requirements into 2013.

Off-balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations

        We have issued non-cancellable purchase orders to third-party manufacturers of Qutenza and NGX-1998 for manufacturing, stability and related services including reimbursable amounts from Astellas for the supply of Qutenza based on the Astellas Agreement. These purchase orders totaled $2.0 million as of September 30, 2012 and included $0.8 million for NGX-1998 development services, $0.8 million related to Qutenza stability and related services, along with $0.4 million in commitments related to supply of Qutenza to Astellas. We plan to record these amounts in our financial statements when title to the applicable materials has transferred to us.

In July 2012, we relocated our corporate headquarters to a facility that better meets our reduced space requirements. This relocation was in conjunction with the expiration of our previous facility sublease which expired on July 31, 2012. Our new corporate headquarters consists of 13,510 square feet of office space. The new sublease was entered into on May 14, 2012, subject to contingencies which were met on June 15, 2012, and included total base rent of $1.1 million, a period of free rent and rent escalation, all of which are accounted for on a straight-line basis over the lease term. Our new corporate headquarters are leased under a long-term operating lease which expires on March 15, 2015. The sublease agreement includes provisions which require us to pay taxes, insurance, maintenance costs and defined rent increases. There were no other changes to our other operating leases.

The following table summarizes our contractual obligations under our non-cancellable operating leases as of September 30, 2012 (in thousands):

Operating
Year Ending December 31,	Leases
2012 (remaining)	$106
2013	427
2014	424
2015	90

Total minimum payments	$1,047

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

In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased disclosures regarding valuation inputs and investment categorization. The adoption of this new accounting guidance in the first quarter of 2012 did not have a material impact on our financial position, operations or cash flows.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 23, 2012, we received a copy of a complaint, Maritime Asset Management, LLC on Behalf of Itself and All Others Similarly Situated v. NeurogesX, Inc., Anthony A. DiTonno, Stephen F. Ghiglieri and Jeffrey K. Tobias, M.D., filed by Maritime Asset Management, LLC with the United States District Court Southern District of New York against us and certain current and former executive officers. The complaint alleges, among other things, violations of Section 10(b), Section 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934 (the “Exchange Act”), breach of contract, fraud and aiding and abetting arising out of disclosures made prior to the departure of our former Chief Medical Officer and Executive Vice President of Research and Development, Dr. Jeffrey K. Tobias. The challenged disclosures were made in connection with our July 26, 2011 private placement of common stock and common stock warrants and our periodic reports filed pursuant to the Exchange Act from May 9, 2011 through September 27, 2011. The complaint states that the plaintiff is seeking monetary damages, but no amounts are specified. Our board of directors and management believe the claims are without merit and intend to vigorously defend against the action. On September 21, 2012, the venue for this action was changed to the United States District Court Northern District of California.

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

Our success depends substantially on the approval of our most advanced product candidate, NGX-1998, a topical liquid formulation of high concentration capsaicin, for use in certain neuropathic pain conditions. In order to obtain regulatory approval, we will need to demonstrate in Phase 3 clinical trials that NGX-1998 is safe and effective for use in each target indication. The FDA generally requires successful completion of at least two adequate and well-controlled Phase 3 clinical trials for each indication for which we seek regulatory approval. However, based on our End of Phase 2 interaction with the FDA, we plan to attempt to provide evidence to support a linkage between Qutenza and NGX-1998 to enable us to rely on Qutenza data in our NDA submission for NGX-1998. There can be no assurance that we will be successful in such efforts, in which case we would not be able to rely on Qutenza data to support an NDA submission for NGX-1998, and would be required to conduct additional Phase 3 clinical trials which would substantially increase the cost and delay or prevent potential approval of NGX-1998. The successful outcome of Phase 3 clinical trials and the required capital expenditure for such trials will depend in part on our ability to successfully design, initiate and complete enrollment and conclude any such trials on a timely basis. We may not have adequate financial or other resources to pursue this product candidate for any indications through the clinical trial process. Additionally, such trials may not achieve positive results, and, even if the results are positive, may not adequately support approval by the FDA. If we fail to complete clinical trials for NGX-1998, or if such clinical trials fail to demonstrate with substantial evidence that NGX-1998 is both safe and effective, or if we cannot rely on data from Qutenza development to support NGX-1998 approval, we will not be able to obtain regulatory approval to market the product candidate. To date, NGX-1998 has only been tested for efficacy in a single Phase 2 clinical trial in PHN patients. There can be no assurance that the results we obtained in such trial will be replicated in any subsequent trials or that the results obtained in the PHN population would be replicated in other neuropathic pain indications. We also plan to utilize a true placebo in our Phase 3 development program for NGX-1998. All controlled clinical trials with Qutenza used a low dose capsaicin formulation of the Qutenza product candidate as a comparator. There can be no assurance that the data from our

Phase 3 will demonstrate adequate blinding. Failure to demonstrate an adequate blind may result in the FDA concluding that our study was not well controlled and therefore cannot provide support for NGX-1998 approval. If we are not successful in completing the necessary clinical trials, if the FDA believes that data from clinical trials is not supportive of approval through blinding or other issues, or if we cannot rely on data from prior clinical trials for Qutenza for marketing approval of NGX-1998, our ability to generate revenues and our business would be substantially harmed.

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

To the extent that we raise additional capital by issuing equity securities as we did in July 2011 and February 2012, our existing stockholders’ ownership, voting control or economic rights may be substantially diluted or subordinated. Any financings we enter into, including both debt and equity, may involve covenants that restrict our operations or our ability to enter into other funding arrangements or that require us to take certain actions. Restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. For actions that the terms of such financings mandate, we may not be able to carry out such actions and could face repayment obligations or penalties as a result of such failure. Royalty monetization structures may require us to give up or assign certain rights to certain current and future assets. In addition, if we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

Under the terms of our Financing Agreement with HRP, we are subject to certain negative covenants and events of default. Under the Financing Agreement, an event of default includes a covenant to maintain liquid assets equal to expected cash needs during the following three months. If we were to default under the Financing Agreement with HRP we are obligated to immediately pay to HRP the borrowed amount together with interest accrued thereon from the effective date of the Financing Agreement to the date of repayment at an internal rate of return equal to the lesser of the 19% rate of interest or the maximum rate permitted by law, less total Revenue Interest payments received by HRP. If we were required to pay the amounts due in the event of default under the HRP Agreement, we would be required to raise additional capital and there can be no assurances that we would be able to do so.

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

•	our ability to meet our obligations under the loan agreement with Hercules and our Financing Agreement with HRP including any liquidity requirements therein;

•	the commercial success of our products and the amount of revenue we generate;

•	the costs of maintaining commercial infrastructure, distribution capabilities and other market support functions such as medical affairs and pharmacovigilance;

•	the conduct of manufacturing activities including the manufacture of commercial product supply and clinical product supply;

•	the costs of carrying out our obligations under our commercial arrangement with Astellas;

•	our ability to establish and maintain strategic collaborations, including licensing, distribution and other arrangements that we have or may establish;

•	the costs and timing of additional regulatory approvals;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs involved in defending against a currently pending legal proceeding; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

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

The commercial success of Qutenza or any other product candidates we develop including NGX-1998, if approved, will depend on, among other things, acceptance by healthcare professionals, patients and payers. Market acceptance of, and demand for any products that we develop and commercialize will depend on many factors, including:

•	with respect to Qutenza, healthcare professionals and patients willingness and ability to accommodate the time necessary for each Qutenza treatment;

•	our ability to fund the size and scope of sales and marketing activities necessary to support a Qutenza or other potential future products;

•	the effectiveness of our sales and marketing strategies;

•	the ability to obtain adequate pricing and sufficient insurance and other third-party payer coverage and reimbursement;

•	patient acceptance of the treatment procedure, efficacy or safety of Qutenza;

•	availability, relative cost and relative efficacy and safety of alternative and competing treatments;

•	the effectiveness of our or our collaborators’ sales, marketing and distribution strategy;

•	publicity concerning our products or competing products and treatments;

•	potential product recalls

•	demonstrate cost effectiveness or other requirements by payers; and

•	post marketing approval pharmacovigilance or other studies showing safety issues not seen in previous studies.

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

We have reached an agreement with CoreRx, Inc., or CoreRx, as our initial manufacturer of NGX-1998. Their responsibilities are anticipated to include making the NGX-1998 formulation from API that we supply together with other ingredients as well as filling the final formulation into vials to be used in the assembled NGX-1998 product candidate. CoreRx will need to adhere to technical and regulatory requirements to safely manufacture the liquid formulation of capsaicin, filling the liquid formulation in a vial which will be later combined with an applicator which is produced by other manufactures. The high concentration capsaicin such as that used in NGX-1998 is difficult to safely manufacture. If we are unable to identify an alternate supplier or if CoreRx is unable to meet our technical or regulatory requirements, then our development program may be delayed and the planned costs of the development program may increase significantly. Similarly, we are in the process of developing the full supply chain for NGX-1998 including the manufacturer of components of the applicator and it final assembly. Failure of any of these suppliers to produce sufficient quality or quantities of materials could delay or prevent our ability to complete Phase 3 development for NGX-1998 and could hinder or prevent any commercialization efforts we may engage in with respect to NGX-1998, if approved.

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

Our product Qutenza® (capsaicin) 8% patch, was approved by the FDA in November 2009 for the management of neuropathic pain associated with PHN. We initially launched Qutenza in April 2010 in the United States with our own commercial sales organization. Over the first two years after launch, we invested significant time and cash resources into commercialization of Qutenza. In March 2012, we concluded that we could no longer invest significant resources in Qutenza. As a result, we ceased direct promotion of Qutenza by eliminating our sales force and by reducing our expenses in support of commercial operations. Despite our cost control efforts with respect to Qutenza, the costs of maintaining availability of Qutenza in the market could be greater, and the revenues derived from sales of Qutenza could be less, than we currently anticipate. Further, there are certain ongoing activities that are required for maintaining a pharmaceutical product in the market, such as maintaining a safety database. If the costs of maintaining Qutenza in the market are significantly greater than we expect, or the revenues significantly lower, our business could be seriously harmed and our ability to continue development of NGX-1998 would be adversely affected.

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

Finally, our discussions with potential or actual development and commercialization partners for NGX-1998, if it comes to fruition, could result in significant delays in our planned timing of clinical trial initiation and may significantly change other elements of our current development plan. Additionally, our inability to raise sufficient capital to complete our planned clinical development program could significantly delay trial initiation or cause us to change our development plans. Any of these changes could result in delays, increased cost and changes to the potential probability of a successful outcome of our development program, any of which could negatively impact our business.

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

Competition may become stronger and more direct and products in development, including products that we are unaware of, may compete with Qutenza. There are many other companies working to develop new drugs and other therapies to treat pain in general and neuropathic pain in particular, including Eli Lilly & Co, Pfizer, UCB Pharma SA, GlaxSmithKline plc, Merz, Dainippon Pharmaceutical Co Ltd., AVANIR Pharmaceuticals, Xenoport, EpiCept, Pharmagesic Holding Inc., Arcion Therapeutics Inc., Endo Pharmaceuticals, AstraZeneca plc, Allergan, Inc., Bristol-Myers Squibb Co.,

Bio3 Research Srl, Relevare Pharmaceuticals Ltd., Depomed, Inc., Ortho-McNeil-Janssen Pharmaceuticals, Spinifex Pharmaceuticals Pty. Ltd. and Zalicus Inc. Many of the compounds in development by such companies are already marketed for other indications, such as anti-depressants, anti-convulsants or opioids. In addition, physicians employ other interventional procedures, such as nerve stimulation or nerve blocks, to treat patients with difficult to treat neuropathic pain conditions.

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

We have not prepared for or conducted any Qutenza clinical trials for indications other than PHN, HIV-PN and DPN. Generally, two successful Phase 3 clinical trials are required to obtain regulatory approval in the United States. We have conducted two Phase 3 clinical trials with Qutenza for patients with HIV-PN, one of which met its primary endpoint and one which did not meet its primary endpoint. Given that only one HIV-PN controlled study met its primary endpoint and that the pre-specified analysis plan in that study did not allow for examination of the proposed recommended dose, the FDA did not accept the data submitted as sufficient for approval of the HIV-PN indication under the sNDA we submitted with respect to such indication. We have also conducted one Phase 2 clinical trial that evaluated the use of Qutenza in patients with DPN. DPN represents a much larger market opportunity than either PHN or HIV-PN, and unless required clinical trials are successfully completed and regulatory approvals are obtained for the use of Qutenza for DPN patients, Qutenza will not be marketable for this indication in the United States and the European Union and possibly in other countries. If this occurs, our long-term ability to succeed may be significantly and negatively impacted. We believe that to market Qutenza in the United States for DPN, we may have to conduct two successful Phase 3 trials and we may be required to perform additional safety studies. In connection with the lower than expected sales of Qutenza for treatment of pain associated with PHN, we are currently not planning to pursue additional studies in DPN or HIV-PN. Although Astellas is pursuing clinical trials in DPN, there can be no assurance that the results of such trials would support label expansion of Qutenza in the European Union or support any efforts to seek label expansion in the United States.

We depend on our key and other operational personnel. If we are not able to retain them, our business will suffer.

We are highly dependent on the principal members of our management, commercial and scientific personnel as well as other employees who provide key functions that enable the ongoing execution of our operating plan. Over the past year, we have significantly reduced our staffing levels through organizational restructuring and we have also seen a number of employees resign, including most recently the reported departure of our Senior Vice President of Commercial and Business Development. The competition for skilled personnel among biopharmaceutical companies in the San Francisco Bay Area is intense and the employment services of our scientific, management and other executive officers are terminable at-will. We have encountered and may in the future experience high rates of turnover in our organization. If we lose additional key employees, our ability to implement and execute our business strategy successfully could be seriously harmed. The replacement of employees with consultants or contractors, or the outsourcing of functions to other entities, can be costly as compared to the cost of employees that may have fulfilled such functions. Replacing employees is also difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. The loss of employees and in particular key employees could impact our ability to execute our operational plan. We do not carry key man life insurance on any of our key personnel.

We have incurred operating losses in each year since inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We have incurred operating and net losses each year since our inception in 1998. Our net loss for the three and nine months ended September 30, 2012 was approximately $3.8 million and $20.5 million, respectively, and as of September 30, 2012 we had an accumulated deficit of approximately $326.5 million. We had cash, cash equivalents and short-term investments totaling $17.5 million at September 30, 2012, and for the nine months ended September 30, 2012, we used $19.0 million in operating activities. We expect to continue to incur losses for several years, as we commercialize Qutenza and continue other research and development activities, including with respect to NGX-1998. If Qutenza or NGX-1998, if approved, do not achieve market acceptance in the United States or the European Union, we will not generate significant product related revenue. We cannot assure you that we will be profitable even if Qutenza is successfully commercialized or if NGX-1998 is successfully developed and commercialized. If we fail to achieve and maintain profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

Risks Related to our Intellectual Property

The commercial success, if any, of NGX-1998 and Qutenza depends, in part, on the rights we have under certain patents.

The commercial success of NGX-1998 depends in part on our granted patents in the United States, Canada and Japan, as well as pending patent applications in the European Union, Hong Kong and an additional divisional patent application in the United States. The issued patent in the United States is entitled “Methods and Compositions for Administration of TRPV1 Agonists.” The commercial success, if any, of Qutenza depends, in part, on a patent granted in the United States and device patents granted in Canada, Hong Kong and certain countries of Europe concerning the use of a dermal delivery system for prescription strength capsaicin delivery for the treatment of neuropathic pain. We exclusively license these patents from the University of California. We do not currently own, and do not have rights under this license to any issued patents that cover Qutenza outside Europe, Hong Kong, Canada and the United States. Although we have filed for an extension of the term for one of the patents licensed from the University of California, there can be no assurance that such extension will be granted. In addition to other patents and patent applications which have been licensed under our agreements with third-party manufacturers, including the issued patents and pending applications licensed under our commercial supply agreement for Qutenza, we also exclusively license a method patent granted in the United States from the University of California concerning the delivery of prescription strength capsaicin for the treatment of neuropathic pain. If we lose the rights to use, or lose any exclusivity with respect to those patents we have an exclusive license to, we would be exposed to a greater risk of direct or other competition which could materially harm our business.

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

On June 29, 2012, our shares of common stock were de-listed from the NASDAQ Global Market as a result of our inability to maintain certain listing requirements, and immediately started being quoted on the OTCBB.

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

The stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	failure to meet market expectations with respect to the launch of Qutenza by us in the United States and by Astellas in the European Union;

•	inability of us and Astellas to successfully commercialize Qutenza in the United States and the Licensed Territory, respectively;

•	failure to maintain adequate commercial and clinical supply for our products and product candidates, including, as a result of regulatory and other non-compliance of contract manufacturers;

•	delays or failure of Astellas to elect to opt-in to the NGX-1998 development plan;

•	results from and any delays related to the clinical trials for NGX-1998;

•	results from interactions with the FDA and the impact those interactions may have on our planned development strategies for NGX-1998;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	our shares being quoted on the OTCBB, and a resulting lack of liquidity and analyst coverage;

•	the success or failure of our partnering efforts for Qutenza and NGX-1998, and the commercial terms of such a partnership, if completed, which may be inconsistent investor expectations;

•	potential inability to preserve or raise sufficient capital to maintain our operations;

•	potential negative stock market reaction in the event we raise or attempt to raise additional equity capital;

•	failure to meet revenue estimates and revenue growth rates;

•	actual or anticipated quarterly variations in our results of operations or those of our collaborators or competitors;

•	third-party healthcare reimbursement policies or determinations;

•	product recalls, reported incidents of unanticipated adverse effects with respected to Qutenza, or other negative publicity related to Qutenza;

•	general economic conditions and slow or negative growth of our expected markets;

•	delay in entering, or termination of, strategic partnership relationships;

•	our ability to meet our obligation under the Financing Agreement with HRP including liquidity maintenance requirements;

•	our ability to meet our obligation under the loan from Hercules;

•	failure or delays in entering additional product candidates into clinical trials;

•	announcements by us or our collaborators or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock or the discontinuation of one or more securities analysts’ research coverage for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	changes in governmental statutes or regulations or in the status of our regulatory approvals;

•	market conditions in the life sciences sector; and

•	any major change in our board or management.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and their affiliates and 5% stockholders beneficially own or control approximately 79% of the outstanding shares of our common stock as of September 30, 2012 (after giving effect to the exercise of all of their outstanding vested options and warrants exercisable within 60 days of such date). Accordingly, these executive officers, directors and their affiliates and significant stockholders acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Changes in or variability of management’s estimates and forecasts could cause material fluctuations in our financial results.

Management must make estimates and forecasts in the preparation of our financial statements and periodic financial results, such as the timing and amounts of future royalty and milestone payments from Astellas in connection with the Financing Agreement with HRP. Forecasts made in connection with the Financing Agreement are used to determine the rate of return implicit in such agreement and to determine the short-term and long-term classification of our Financing Agreement obligations. These forecasts go beyond a decade and include various combinations of possible outcomes with probability estimates assigned to each outcome. A change in any of these variables can have a material effect on our financial results. When material changes in the forecast occur, our policy is to account for those changes prospectively through adjustments of the effective interest rate. For example, during the three months ended September 30, 2012, we updated our forecast of the timing and amount of future royalty and milestone payments under the Financing Agreement and have accordingly reduced the effective interest rate for the Financing Agreement from 19% to 12%, which resulted in a lower interest expense of $1.0 million for the three months ended September 30, 2012. There can be no assurance that future adjustments to our forecasts, including the forecasts under the Financing Agreement, will not have a material effect on our reported financial results.

In the event of an adverse outcome the lawsuits filed against us, our officers and our directors, our business may be materially harmed, and defending against these lawsuits may be expensive and will divert the attention of our management.

On April 23, 2012, we received a copy of a complaint filed by Maritime Asset Management, LLC with the United States District Court Southern District of New York against us and certain current and former executive officers of ours. The complaint alleges, among other things, violations of Section 10(b), Section 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, breach of contract, fraud and aiding and abetting arising out of disclosures made prior to the departure of our former Chief Medical Officer and Executive Vice President of Research and Development, Dr. Jeffrey K. Tobias. The challenged disclosures were made in connection with our July 26, 2011 private placement of common stock and common stock warrants and our periodic reports filed pursuant to the Exchange Act from May 9, 2011 through September 27, 2011. The complaint states that the plaintiff is seeking monetary damages, but no amounts are specified. On September 21, 2012, the venue for this action was changed to the United States District Court Northern District of California.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits have been filed with this report:

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(3)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(4)	Amendment No. 2 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of August 5, 2010.

4.5(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.6(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.9(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.10(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.11(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.12(3)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.13(3)	Form of Warrant to Purchase Common Stock.

4.14(5)	Registration Rights Agreement dated July 21, 2011.

4.15(5)	Form of Warrant to Purchase Common Stock issued on July 21, 2011.

4.16(6)	Warrant Agreement between NeurogesX, Inc. and Hercules Technology Growth Capital, Inc., dated as of August 5, 2011.

Exhibit Number	Exhibit Title

4.17(7)	First Amendment to Warrant Agreement between NeurogesX, Inc. and Hercules Technology Growth Capital, Inc., dated as of March 26, 2012.

4.18(8)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of January 31, 2012.

10.1†	Amended and Restated Executive Employment Agreement by and between NeurogesX, Inc. and Stephen Ghiglieri, effective as of August 23, 2012.

10.2†	Amended and Restated Executive Employment Agreement by and between NeurogesX, Inc. and Michael Markels, effective as of August 23, 2012.

10.3	Master Service Agreement by and between CoreRx, Inc. and NeurogesX, Inc., June 18, 2012.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.LAB	XRBL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2012.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2011.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2011.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2012.
(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2012	NEUROGESX, INC.
(Registrant)

/s/ Ronald A. Martell
Ronald A. Martell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen F. Ghiglieri
Stephen F. Ghiglieri
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with this report:

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(1)	Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of November 14, 2005.

4.3(3)	Amendment No. 1 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of December 28, 2007.

4.4(4)	Amendment No. 2 to the Third Amended and Restated Investors’ Rights Agreement by and between NeurogesX, Inc. and certain stockholders, dated as of August 5, 2010.

4.5(1)	Warrant to Purchase Series A Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of December 14, 2000.

4.6(1)	Warrant to Purchase Series B Preferred Stock by and between NeurogesX, Inc. and Silicon Valley Bank, dated as of May 1, 2002.

4.7(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company II LLC, dated as of July 7, 2006.

4.8(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Horizon Technology Funding Company III LLC, dated as of July 7, 2006.

4.9(1)	Warrant to Purchase Shares of Series C2 Preferred Stock by and between NeurogesX, Inc. and Oxford Finance Corporation, dated as of July 7, 2006.

4.10(1)	Form of First Warrant to Purchase Series C2 Preferred Stock.

4.11(1)	Form of Second Warrant to Purchase Series C2 Preferred Stock.

4.12(3)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of December 23, 2007.

4.13(3)	Form of Warrant to Purchase Common Stock.

4.14(5)	Registration Rights Agreement dated July 21, 2011.

4.15(5)	Form of Warrant to Purchase Common Stock issued on July 21, 2011.

4.16(6)	Warrant Agreement between NeurogesX, Inc. and Hercules Technology Growth Capital, Inc., dated as of August 5, 2011.

Exhibit Number	Exhibit Title

4.17(7)	First Amendment to Warrant Agreement between NeurogesX, Inc. and Hercules Technology Growth Capital, Inc., dated as of March 26, 2012.

4.18(8)	Registration Rights Agreement by and between NeurogesX, Inc. and certain investors, dated as of January 31, 2012.

10.1†	Amended and Restated Executive Employment Agreement by and between NeurogesX, Inc. and Stephen Ghiglieri, effective as of August 23, 2012.

10.2†	Amended and Restated Executive Employment Agreement by and between NeurogesX, Inc. and Michael Markels, effective as of August 23, 2012.

10.3	Master Service Agreement by and between CoreRx, Inc. and NeurogesX, Inc., June 18, 2012.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.LAB	XRBL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-140501, declared effective by the Securities and Exchange Commission on May 1, 2007.
(2)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2012.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2007.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2011.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2011.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2012.
(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2012.